Form 10QSB
period 2000-03-31
OCEAN POWER CORP
filed 2000-07-05
CIK 1102423

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

                 For the quarterly period ended: March 31, 2000


                             Ocean Power Corporation
                             -----------------------
        (Exact name of small business issuer as specified in its charter)



                  Delaware                                        94-3350291
                  --------                                        ----------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
              or organization)                               Identification No.)



            5000 Robert J. Mathews Parkway, El Dorado Hills, CA 95762
            ---------------------------------------------------------
                    (Address of principal executive offices)



                                 (916) 933-8100
                                 --------------
               (Registrant's telephone number including area code)



As of July 5, 2000, the issuer had 35,301,527 shares of common stock, $.01 par value outstanding.

                                      INDEX

                                                                  PAGE NO.
                                                                  --------

PART I            FINANCIAL INFORMATION                               1

ITEM 1            FINANCIAL STATEMENTS;                           F-1 - F-20



ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS                2
                  OR PLAN OF OPERATION

PART II           OTHER INFORMATION                                   3

                  ITEMS 1 -6                                        3 - 4

SIGNATURES

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                      March 31, 2000 and December 31, 1999

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                     ASSETS
                                     ------

                                           March 31,   December 31,
                                             2000          1999
                                          ----------   ----------
                                          (Unaudited)
CURRENT ASSETS

   Cash                                    3,677,978   $  368,276
   Overpayment receivable                     74,700         --
   Prepaid expenses (Note 4)                 452,500         --
                                          ----------   ----------

     Total Current Assets                  4,205,178      368,276
                                          ----------   ----------

EQUIPMENT (Note 2)                           754,863       52,555
                                          ----------   ----------

OTHER ASSETS

   Equipment procurement costs (Note 3)         --        364,110
   Deposits                                   20,402       20,402
                                          ----------   ----------

     Total Other Assets                       20,402      384,512
                                          ----------   ----------

     TOTAL ASSETS                         $4,980,443   $  805,343
                                          ==========   ==========

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                     Consolidated Balance Sheet (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                           March 31,     December 31,
                                                            2000            1999
                                                        ------------    ------------
                                                         (Unaudited)
CURRENT LIABILITIES
   Accounts payable                                     $    841,069    $  1,453,908
   Accrued expenses (Note 7)                                 190,803         326,582
   Notes payable - related parties (Note 5)                1,563,512       3,381,086
   Convertible debentures payable (Note 6)                   550,000         650,000
                                                        ------------    ------------

     Total Current Liabilities                             3,145,384       5,811,576
                                                        ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 20,000,000 shares authorized of
    $0.001 par value; no shares outstanding                     --              --
   Common stock: 500,000,000 shares authorized of
    $0.01 par value; 35,218,370 and 32,835,925 shares
    issued and outstanding, respectively                     352,184         328,359
   Additional paid-in capital                             16,856,077       5,782,025
   Deficit accumulated during the development stage      (15,373,202)    (11,116,617)
                                                        ------------    ------------

     Total Stockholders' Equity (Deficit)                  1,835,059      (5,006,233)
                                                        ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                         $  4,980,443    $    805,343
                                                        ============    ============

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                         From
                                                                     Inception on
                                                                       March 26,
                                     For the Three Months Ended      1992 Through
                                                March 31,              March 31,
                                        2000             1999            2000
                                    ------------    ------------    ------------
REVENUES                            $       --      $       --      $       --

EXPENSES

   General and administrative          4,365,868         577,690      14,314,127
   Depreciation and amortization          14,863           4,663          65,557
                                    ------------    ------------    ------------

     Total Expenses                    4,380,731         582,353      14,379,684
                                    ------------    ------------    ------------

     LOSS FROM OPERATIONS             (4,380,731)       (582,353)    (14,379,684)
                                    ------------    ------------    ------------

OTHER INCOME (EXPENSE)

   Interest income                        36,173            --            36,173
   Gain on settlement of debt            165,349            --           165,349
   Loss on sale of assets                   --              --          (387,649)
   Interest expense                      (77,376)        (86,625)       (807,391)
                                    ------------    ------------    ------------

     Total Other Income (Expense)        124,146         (86,625)       (993,518)
                                    ------------    ------------    ------------

NET LOSS                            $ (4,256,585)   $   (668,978)   $(15,373,202)
                                    ============    ============    ============

BASIC LOSS PER SHARE                $      (0.13)   $      (0.14)
                                    ============    ============

WEIGHTED AVERAGE SHARES
 OUTSTANDING                          33,163,792       4,936,484
                                    ============    ============

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                   Deficit
                                                                                 Accumulated
                                                                   Additional    During the
                                           Common Stock             Paid-In      Development
                                      Shares          Amount        Capital         Stage
                                    -----------    -----------    -----------    -----------

Inception, March 26, 1992                  --      $      --      $      --      $      --

Net loss from inception on
 March 20, 1992 through

 December 31, 1997                         --             --             --       (2,306,366)
                                    -----------    -----------    -----------    -----------

Balance, December 31, 1997                 --             --             --       (2,306,366)

Common stock issued for cash
 at $0.003 per share                    949,420          9,494         (6,923)          --

Common stock issued for
 conversion of debt at $0.003
 per share                           24,094,726        240,947       (157,066)          --

Net loss for the year ended
 December 31, 1998                         --             --             --       (2,917,964)
                                    -----------    -----------    -----------    -----------

Balance, December 31, 1998           25,044,146        250,441       (163,989)    (5,224,330)

Recapitalization (Note 1)             6,426,450         64,265      3,524,750           --

September 2, 1999, common
 stock issued for services valued
 at $0.29 per share                      20,000            200          5,600           --

September 9, 1999, options
 issued below market value                 --             --          190,000           --

September 9, 1999, common
 stock issued for cash at $1.00
 per share                              100,000          1,000         99,000           --

October 1, 1999, cancellation of
 common stock valued at zero           (502,500)        (5,025)         5,025           --

November 16, 1999, warrants
 issued below market value                 --             --          650,000           --
                                    -----------    -----------    -----------    -----------

Balance forward                      31,088,096    $   310,881    $ 4,310,386    $(5,224,330)
                                    -----------    -----------    -----------    -----------

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                    Deficit
                                                                                  Accumulated
                                                                  Additional       During the
                                           Common Stock             Paid-In       Development
                                      Shares          Amount        Capital          Stage
                                   ------------   ------------   ------------    ------------
Balance forward                      31,088,096   $    310,881   $  4,310,386    $ (5,224,330)

November 29, 1999, common
 stock issued for finders fee
 valued at $1.34 per share              400,000          4,000        533,200            --

Stock offering costs                       --             --         (537,200)           --

December 10, 1999, common
 stock issued for cash at $0.70
 per share                               71,839            718         49,282            --

December 10, 1999, common
 stock issued for cash at $0.71
 per share                              175,070          1,751        123,249            --

December 13, 1999, common
 stock issued for cash at $0.84
 per share                              160,131          1,601        133,399            --

December 15, 1999, common
 stock issued for cash at $0.90
 per share                               33,333            333         29,667            --

December 20, 1999, common
 stock issued for cash at $0.83
 per share                              193,939          1,939        158,061            --

December 23, 1999, common
 stock issued for cash at $0.83
 per share                              120,773          1,208         98,792            --

December 31, 1999, common
 stock issued for conversion of
 related party debt at $1.50 per
 share                                  592,744          5,928        883,189            --

Net loss for the year ended
 December 31, 1999                         --             --             --        (5,892,287)
                                   ------------   ------------   ------------    ------------

Balance, December 31, 1999           32,835,925   $    328,359   $  5,782,025    $(11,116,617)
                                   ------------   ------------   ------------    ------------

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                        Deficit
                                                                                      Accumulated
                                                                       Additional     During the
                                                Common Stock             Paid-In      Development
                                           Shares         Amount         Capital         Stage
                                        ------------   ------------   ------------   ------------
Balance, December 31, 1999                32,835,925   $    328,359   $  5,782,025   $(11,116,617)

January 4, 2000, common stock
 issued for debt and services
 at $2.75 per share (unaudited)              147,580          1,476        404,369           --

January 5, 2000 common stock
 issued for services at $4.34
 per share (unaudited)                        60,000            600        259,800           --

March 9, 2000, common stock
 issued for cash purchase of
 warrants at $1.99 per share
 (unaudited)                                  62,792            628        124,391           --

March 16, 2000, common stock
 issued for convertible debenture
 at $1.50 per share (unaudited)               66,667            667         99,333           --

March 16, 2000, common stock
 issued for cash purchase of
 warrants at $0.75 per share
 (unaudited)                                 133,333          1,333         98,667           --

March 27, 2000, 3 stock
issuances for payment of debt at
average price of $4.95 per share
 (unaudited)                                  46,486            465        231,347           --

January 1 - March 31, 2000,
57 stock issuances pursuant
 to a private placement
 memorandum at average
 price of $5.10 per share (unaudited)      1,865,587         18,656      6,556,205           --

January 1 - March 31, 2000,
 warrants issued below market
 value (unaudited)                              --             --        3,299,940           --

Net loss for the three months
 ended March 31, 2000 (unaudited)               --             --             --       (4,256,585)
                                        ------------   ------------   ------------   ------------

Balance, March 31, 2000 (unaudited)       35,218,370   $    352,184   $ 16,856,077   $(15,373,202)
                                        ============   ============   ============   ============

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                            From
                                                                                        Inception on
                                                                                          March 26,
                                                            For the Three Months        1992 Through
                                                                  March 31,               March 31,
                                                            2000            1999            2000
                                                       ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                            $ (4,256,585)   $   (668,978)   $(15,373,202)
   Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
     Depreciation                                            14,863           4,663          65,557
     Common stock issued for services and
       equity discounts                                   3,766,185         473,589       4,611,985
     Loss on sale of assets                                    --              --           387,649
   Change in operating asset and liability accounts:
     (Increase) decrease in overpayment receivable          (74,700)           --           (74,700)
     (Increase) decrease in prepaid assets                 (452,500)           --          (452,500)
     (Increase) decrease in other assets                    359,110         (71,320)       (684,367)
     Increase (decrease) in accounts payable               (404,829)        163,032       1,874,200
     Increase (decrease) in accrued expenses               (114,387)        106,175         212,195
                                                       ------------    ------------    ------------

       Net Cash Provided (Used) by Operating
        Activities                                       (1,162,843)          7,161      (9,433,183)
                                                       ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of fixed assets                                (714,761)           --          (821,092)
                                                       ------------    ------------    ------------

       Net Cash (Used) by Investing Activities             (714,761)           --          (821,092)
                                                       ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Repayment of note payable                             (1,761,222)           --        (2,009,457)
   Loans from related parties                                48,648            --         7,605,377
   Issuance of convertible debentures                          --              --           650,000
   Common stock issued for cash                           6,899,880            --         7,686,333
                                                       ------------    ------------    ------------

       Net Cash Provided by Financing Activities          5,187,306            --        13,932,253
                                                       ------------    ------------    ------------

NET INCREASE IN CASH AND CASH
 EQUIVALENTS                                              3,309,702           7,161       3,677,978

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                  368,276           3,184            --
                                                       ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                             $  3,677,978    $     10,345    $  3,677,978
                                                       ============    ============    ============

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                   From
                                                                                Inception on
                                                                                  March 26,
                                                        For the Three Months    1992 Through
                                                              March 31,           March 31,
                                                         2000         1999         2000
                                                      ==========   ==========   ==========
CASH PAID FOR:

   Interest                                           $     --     $     --     $     --
   Income taxes                                       $     --     $     --     $     --
                                                      ==========   ==========   ==========
NON-CASH FINANCING ACTIVITIES

   Common stock issued for services and
     equity discounts                                 $3,766,185   $     --     $4,611,985
   Common stock issued in acquisition of subsidiary   $     --     $     --     $3,589,015
   Common stock issued for conversion of
     accounts payable                                 $  210,420   $     --     $  210,420
   Common stock issued for conversion of debt         $  100,000   $     --     $  100,000
   Common stock issued for conversion of accrued
     interest                                         $   21,392   $     --     $   21,392

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999


NOTE 1 -      ORGANIZATION AND DESCRIPTION OF BUSINESS

              The consolidated financial statements presented are those of Ocean Power Corporation and its wholly-owned Subsidiaries (the Company).

              The Company has had limited activities since inception and is considered a development stage company because no significant revenues have been realized and planned principal operations have not yet commenced. The Company is planning to engage in the business of developing and marketing water desalination and renewable power generation systems that will be modular and mass produced. The Company plans to pursue regional joint ventures in water and power challenged markets to build, own, operate and transfer modular seawater desalination and power plants.

              PTC Holdings, Inc. (Holdings) (formerly H Power Technologies, Inc.) was incorporated on March 26, 1992 under the laws of the State of Delaware to engage in any lawful act or activity for which corporations may be organized under the General Corporation Laws of Delaware.

              PTC Group, Inc., (Group) (formerly Intryst, Inc.) was incorporated under the laws of the State of Idaho on April 24, 1969.

              On June 22, 1999, Group and Holdings completed an Agreement and Plan of Merger whereby Group issued 25,044,146 shares of its common stock in exchange for all of the outstanding common stock of Holdings. Immediately prior to the Agreement and Plan of Merger, Group had 6,426,450 shares of common stock issued and outstanding. The acquisition was accounted for as a recapitalization of Holdings because the shareholders of Holdings controlled Group after the acquisition. Therefore, Holdings was treated as the acquiring entity for accounting purposes and Group was the surviving entity for legal purposes. There was no adjustment to the carrying value of the assets or liabilities of Holdings. On August 19, 1999, the shareholders of the Company authorized a 1 for 10 reverse stock split. All references to shares of common stock have been retroactively restated.

              On  July  12,  1999,   Group  changed  its  name  to  Ocean  Power
              Corporation (Idaho).

              On July 21, 1999,  Ocean Power  Corporation  (Delaware) was formed
              for  the  purpose  of  changing   the   domicile  of  Ocean  Power
              Corporation (Idaho).

              On July 28, 1999, Delaware and Idaho merged to change the domicile from Idaho to Delaware with Delaware being the surviving entity.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999


NOTE 1 -      ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

              The Subsidiaries:

              Integrated Water and Power Corporation (IWP) (formerly Clean Air Power Technologies Corporation) (formerly Advanced Technologies Manufacturing Corporation) was incorporated on December 11, 1996 under the laws of the State of Delaware to engage in any lawful act or activity for which corporations may be organized under the General Corporation Laws of Delaware. IWP is currently inactive.

              Advanced Power Sources Corporation (APS) (formerly ZE-Power Technologies Corporation) (formerly P.T.C. Corporation) was incorporated on March 26, 1992 under the laws of the State of Delaware to engage in any lawful act or activity for which corporations may be organized under the General Corporation Laws of Delaware. APS is currently inactive.

              Manufacturing Technologies Corporation (MTC) was incorporated on January 7, 1997 under the laws of the State of Delaware to engage in any lawful act or activity for which corporations may be organized under the General Corporation Laws of Delaware. MTC is currently inactive.

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a.  Accounting Method

              The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              b.  Basic Loss Per Share

              The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements. Fully diluted loss per share is not presented because of the antidilutive nature of the stock equivalents.

                                                   For the Three Months Ended
                                                            March 31,
                                                 ----------------------------
                                                      2000           1999
                                                 ------------    ------------
                                                  (Unaudited)     (Unaudited)
                          Net (loss)
                            (numerator)          $ (4,256,585)   $   (668,978)

                          Weighted average
                            shares outstanding
                            (denominator)          33,163,792       4,936,484
                                                 ------------    ------------

                          Basic loss per share   $      (0.13)   $      (0.14)
                                                 ============    ============

              c.  Provision for Taxes

              At March 31, 2000, the Company has net operating loss carryforwards of approximately $15,400,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater change the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

              d.  Cash and Cash Equivalents

              The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

              e.  Principles of Consolidation

              The March 31, 2000 unaudited financial statements are consolidated with Ocean Power Corporation, Integrated Water and Power Corporation, Advanced Power Sources Corporation and Manufacturing Technologies Corporation. All significant intercompany accounts and transactions have been eliminated.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              f.  Equipment

              Office equipment is recorded at cost. Major additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives of 5 to 39 years using the straight-line method. Depreciation expense for continuing operations for the three months ended March 31, 2000 and 1999 was $14,863 and $4,663, respectively.

              Equipment consists of the following:
                                                        March 31,   December 31,
                                                          2000         1999
                                                       ---------    ---------
                                                      (Unaudited)
                      Equipment                        $ 696,310    $    --
                      Office equipment and furniture      45,105       36,748
                      Computers and software              47,338       46,834
                      Phone system                        19,667       19,667
                      Leasehold improvements               9,590         --
                      Accumulated depreciation           (63,147)     (50,694)
                                                       ---------    ---------

                      Net Equipment                    $ 754,863    $  52,555
                                                       =========    =========

              g.  Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ form those estimates.

              h.  Change in Accounting Principle

              In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of this statement had no material impact on the Company's financial statements.

              i.  Revenue Recognition Policy

              The  Company   currently  has  no  source  of  revenues.   Revenue
              recognition policies will be determined when principal operations begin.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              j.  Advertising

              The  Company   follows  the  policy  of  charging   the  costs  of
              advertising to expense as incurred.

              k.  Long-lived Assets

              All long-lived assets are evaluated yearly for impairment per SFAS
              121. Any impairment in value is recognized as an expense in the period when the impairment occurs.

              l.  Unaudited Financial Statements

              The accompanying unaudited consolidated financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

NOTE 3 -      EQUIPMENT PROCUREMENT COSTS

              During July and August 1999, the Company made deposits on a vapor compression distillation unit to be used in the development of its water desalination system in the amount of $300,000.

              During September 1999, the Company paid moving, storage and set up costs on the above mentioned equipment of $64,110.

              During March 2000, the Company paid the remaining $200,000 on this equipment and capitalized a total of $564,110.

NOTE 4 -      PREPAID EXPENSES

              The Company's prepaid expense is comprised of the following items:

                                                    March 31,    December 31,
                                                      2000          1999
                                                    --------   -------------
                                                   (Unaudited)

                        Prepaid services            $192,500   $        --

                        Prepaid license agreement    250,000            --

                        Prepaid legal                 10,000            --
                                                    --------   -------------

                                   Total            $452,500   $        --
                                                    ========   =============

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999


NOTE 4 -      PREPAID EXPENSES (Continued)

              During March 2000, the Company purchased a motor for the development of its desalination equipment for $132,200. As part of this purchase, the Company entered into a thirty year license agreement, which begins in April 2000, for a minimum payment of $500,000 per year. At March 31, 2000, the Company prepaid $250,000 towards this license agreement.

              The Company also entered into a service agreement for the motor beginning April 2000. The agreement calls for the payment of $192,500 for one year. At March 31, 2000, the Company prepaid the full amount of this agreement.

NOTE 5 -      NOTES PAYABLE - RELATED PARTIES


              Notes payable at March 31, 2000 consist of the following:

              Note payable to a related party bearing interest at 10% per annum, due upon demand, secured by personal

               guarantee of officer.                                                  $         102,199

              Unsecured note payable to a related party bearing  interest at 10%
               per annum, all unpaid interest and principle due

               on demand.                                                                       256,021

              Unsecured note payable to a related party bearing  interest at 10%
               per annum, all unpaid interest and principle due

               upon demand.                                                                     556,835

              Unsecured note payable to a related party bearing interest at
               10% per annum, due upon demand.                                                  591,709

              Unsecured note payable to a related party bearing interest at
               10% per annum, due upon demand.                                                   69,371

              Unsecured note payable to a related party bearing interest at
               10% per annum, due upon demand.                                                  321,857

              Unsecured note payable to a related party bearing interest at
               10% per annum, due upon demand.                                                   63,431

              Unsecured note payable to a related party bearing interest at
               10% per annum, due upon demand.                                                  142,994

              Unsecured note payable to a related party bearing interest at
               10% per annum, due upon demand.                                                   19,200
                                                                                      -----------------

              Balance forward                                                         $       2,123,617
                                                                                      -----------------

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999


NOTE 5 -      NOTES PAYABLE - RELATED PARTIES (Continued)


              Balance Forward                                                                    $       2,123,617

              Unsecured note payable to a related party bearing interest at
               10% per annum due upon demand.                                                               89,283

              Unsecured note payable to a related party bearing interest at
               10% per annum, due upon demand.                                                              14,577

              Less advances to employees:

                  1997                                                                                     123,826
                  1998                                                                                     114,805
                  1999                                                                                     420,334
                  2000                                                                                       5,000
                                                                                                 -----------------
                      Total advances                                                                       663,965
                                                                                                 -----------------
              Total Notes Payable - Related Parties, Net                                         $       1,563,512
                                                                                                 =================
              Annual  maturities  of notes  payable  -  related  parties  are as follows:

                  Years Ending
                  December 31,
                  ------------
                         2000                                                                    $       1,563,512
                                                                                                 =================

              Total interest expense to related parties was $61,126 and $83,136 for the three months ended March 31, 2000 and 1999, respectively.

              During 1997, 1998, 1999 and 2000, the Company made cash advances of $663,965 to employees. The advances were formalized through the signing of notes receivable bearing interest at 10% per annum with each employee at the end of each year. This amount is netted against the notes payable - related parties balance at March 31, 2000 due to management's intent to net these receivables with the respective related party notes when settled in 2000.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999

NOTE 6 -      CONVERTIBLE DEBENTURES

              During November 1999, the Company issued three convertible debentures for $100,000 each. Two of the debentures are due August 1, 2004 and the third is due November 1, 2004. The debentures accrue interest at 12% per annum. The holders of the debentures retain the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.50 per share. Any shares issued under the conversion privileges of these debentures carry two purchase warrants allowing the holder to purchase one additional restricted share for each share purchase warrant held at a price of $0.75 per share. The share purchase warrants are valid for five years after the date of purchase. Interest expense associated with these debentures amounted to $7,500 at March 31, 2000.

              During March 2000, 66,667 shares of common stock were issued to convert one of the three debentures and 133,333 shares were issued in conjunction with the warrants.

              During November 1999, the Company issued a convertible debenture for $350,000. The debenture is due August 1, 2004 and accrues interest at 12% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.50 per share. Any shares issued under the conversion privileges of this debenture also carry two purchase warrants allowing the holder to purchase one additional restricted share for each share purchase warrant held at a price of $0.75 per share. The share purchase warrants are valid for five years after the date of purchase. Interest expense associated with this debenture amounted to $8,750 at March 31, 2000.

              The Company recognized additional compensation expense of $650,000 during 1999 to reflect the discount on the warrants.

NOTE 7 -      ACCRUED EXPENSES

              The company's accrued expenses is comprised of the following items:

                                                            March 31,       December 31,
                                                             2000               1999
                                                         --------------  -----------------
                                                          (Unaudited)
                  Accrued payroll taxes payable          $        9,291  $          50,411
                  Accrued interest payable - payroll             52,717             52,717
                  Accrued payroll tax penalty                    98,845             98,845
                  Accrued interest payable - notes               29,950            124,609
                                                         --------------  -----------------
                                Total                    $      190,803  $         326,582
                                                         ==============  =================

              During 1997, 1998, 1999 and 2000, the Company made cash advances of $663,965 to employees. Due to the advances resembling payroll activities, the Company has accrued payroll taxes for the employer's portion at 7.65%, interest at 8% and penalties at 15% for each year. During the three months ended March 31, 2000, the Company repaid $537,519 of the accrued payroll amounts for 1997, 1998 and 1999 through payroll in 2000, resulting in a reduction in accrued payroll taxes of $41,120.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999


NOTE 8 -      GOING CONCERN

              The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through March 31, 2000. The Company does not have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek additional financing through private placements of its common stock. The Company expects that it will need $4,000,000 to $6,000,000 of additional funds for operations and expansion in 2000.

NOTE 9 -      COMMITMENTS AND CONTINGENCIES

              a.  Employment Agreements

              During June 1998, the Company entered into a five year employment agreement with its President. The agreement calls for a base salary of $182,000 per year allowing for increases each year based on the Consumer Price Index, merit increases and increases in salary or bonus as deemed appropriate to reflect the value of services provided. The agreement also calls for the extension of certain executive benefits.

              During June 1998, the Company entered into a five year employment agreement with its Secretary/Treasurer. The agreement calls for a base salary of $130,000 per year allowing for increases each year based on the Consumer Price Index, merit increases and increases in salary or bonus as deemed appropriate to reflect the value of services provided. The agreement also calls for the extension of certain executive benefits.

              During June 1998, the Company entered into a four year employment agreement with an employee. The agreement calls for a base salary of $55,000 per year allowing for increases each year based on the Consumer Price Index, merit increases and increases in salary or bonus as deemed appropriate to reflect the value of services provided. The agreement also calls for the extension of certain executive benefits.

              During June 1998, the Company entered into a five year employment agreement with its Vice President. The agreement calls for a base salary of $182,000 per year allowing for increases each year based on the Consumer Price Index, merit increases and increases in salary or bonus as deemed appropriate to reflect the value of services provided. The agreement also calls for the extension of certain executive benefits.

              b.  Consulting Agreements

              During July 1997, the Company entered into a consulting agreement with Richard Morris Associates. The agreement is for one year and calls for the payment of $1,000 per month plus expenses. During June 1998, the Company extended this agreement through December 1998. During January 1999, the Company extended this agreement through December 1999. During January 2000, the Company extended this agreement through December 2000.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999


NOTE 9 -      COMMITMENTS AND CONTINGENCIES (Continued)

              During June 1999, the Company entered into a consulting agreement with D. Weckstein & Co., Inc. as financial consultants and investment bankers for a period of two years. The agreement calls for the Company to issue options to purchase 300,000 shares of the Company's common stock at a price of $5.00 per share for a period of three years from the date of the agreement. The agreement also calls for cash payments in connection with certain financial transactions consummated as a result of introduction by Weckstein such as mergers, acquisitions, joint ventures, debt or lease placements and similar or other, on-balance or off-balance sheet corporate finance transactions as follows:

              a. 7% of the first $1,000,000 of the consideration paid in such transaction;

              b. 6% of the consideration in excess of $1,000,000 and up to $3,000,000;

              c. 5% of the consideration in excess of $3,000,000 and up to $5,000,000;

              d. 4% of the consideration in excess of $5,000,000 and up to $7,000,000;

              e. 3% of the consideration in excess of $7,000,000 and up to $9,000,000; and

              f.  2% of the consideration in excess of $9,000,000.

              During December 1999, the agreement was amended whereby Weckstein will receive options to purchase up to 125,000 shares of common stock at a price of $1.00 per share until December 31, 2003. During 1999, the Company paid $10,000 in commissions to Weckstein. No options were exercised as of December 31, 1999 (see Note 10).

              During March 1999, the Company entered into a consulting agreement with Richard Brown. The agreement calls for the payment of a 10% commission for any and all funds delivered to the Company during 1999. No funds were delivered to the Company and no commission payments were made during 1999.

              During July 1999, the Company entered into a six month business consulting agreement with Xcel Associates, Inc., which may be renewed for a provisional three month period upon mutual agreement of the parties. The agreement calls for the Company to issue 500,000 shares of the Company's common stock as follows: 1)
              150,000  shares  within  one week of  signing  the  agreement;  b)
              150,000 shares within 30 days based on mutually agreed upon performance; and 3) 200,000 within the following 60 days based on mutually agreed upon performance as well as the right to purchase up to 1,000,000 shares of common stock at $0.50 per share and the payment of expenses incurred.

              During November 1999, the Company entered into a 30 day consulting agreement with International Capital Corp. The agreement calls for the Company to pay $42,000 for services, $6,000 for expenses and issue 60,000 shares of the Company's common stock. The Company paid all fees and expenses and issued 60,000 shares of common stock in conjunction with this agreement and allowed the agreement to expire.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999


NOTE 9 -       COMMITMENTS AND CONTINGENCIES (Continued)

               During January 2000, the Company entered into a three year consulting agreement with Clement J. Wohlreich. The agreement calls for the Company to issue 100,000 units at $3.00 per unit, consisting of one share of the Company's common stock and one warrant. The warrants will have a life of three years and a purchase price of $1.50 per warrant.

               During January 2000, the Company entered into a three year consulting agreement with EBM, Inc. The agreement calls for the Company to pay $4,000 per month until the Company secures a total of $5,000,000 in financing, then the Company will pay $6,000 per month for 12 months and grant 100,000 options to purchase the Company's common stock. The options will have a four year life and will be priced at $1.50 per share.

               During January 2000, the Company entered into a consulting agreement with Donner Corp. International. The agreement calls for the Company to pay a retainer of $2,500, $100,000 for services in connection with assisting the Company to implement its business objectives and issue 10,000 warrants to purchase the Company's common stock at a strike price equal to 80% of the lowest five-day average stock closing price from January 2-31, 2000. The warrants are exercisable for three years beginning February 1, 2000.

               During February 2000, the Company signed an amendment to its agreement for consulting services with D. Weckstein & Co. The amendment calls for the Company to issue 75,000 options to purchase the Company's common stock exercisable at $6.00 per share for three years.

               c.   Office Lease

               The Company leases its office space under a non-cancellable operating lease which expires on April 30, 2002. The monthly rent amount is $17,000 with yearly increases of approximately 2% per year. Rent expense for the three months ended March 31, 2000 and 1999 was $48,294 and $55,141, respectively.

NOTE 10 -      DILUTIVE INSTRUMENTS

               The Company applied Accounting Principles Board ("APB") Option 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for all stock option plans. Under APB Option 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999


NOTE 10 -      DILUTIVE INSTRUMENTS (Continued)

               FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No.1 23"), requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 32 percent for all years; risk-free interest rates of 10.0 percent and expected lives of 4.5 years.

               The company has granted the following warrants and options as of March 31, 2000:

                              Date of         Exercise      Exercise
                 Type          Grant           Number          Price       Date
               --------   --------------     ---------    ----------   ------------

               Options    Mar.16, 1999          30,000    $     5.00   Mar. 16, 2002
               Warrants   May 17, 1999         654,061    $     1.50   May 17, 2004
               Option     July 12, 1999        100,000    $     5.00   July 12, 2000
               Warrants   Nov. 16, 1999      1,733,333    $     0.75   Nov. 16, 2004
               Warrants   Jan.-Mar. 2000     1,865,587    $     5.10   Jan.-Mar. 2003

               The Company has recognized additional compensation expense of $6,000 for the options issued on March 16, 1999 which is recorded as part of the recapitalization.

               The Company has recognized additional compensation expense of $250,000 for the options granted on July 12, 1999 which is recorded as part of the recapitalization.

               The Company has recognized additional compensation expense of $650,000 for the warrants granted on November 16, 1999.

               the Company has recognized additional compensation expense of $3,299,940 for the warrants granted January - March 2000 in conjunction with a private placement memorandum.

               The compensation expenses recorded reflect the discounts from the trading value of the stock on the date of grant.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto included in Item 1 of this quarterly report.

Special Note Regarding Forward-Looking Statements
-------------------------------------------------

These financial projections contain figures relating to plans, expectations, future results, performance, events or other matters that are" forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, When used in the Plan of Operations, words such as "estimate", project, "intend" "expect", "anticipate" and similar expressions are intended to identify forward-looking statements.

Such forward looking statements involve numerous risks and uncertainties, pertaining to technology, development of the Company's products and markets for such products, timing and level of customers orders, competitive products and pricing, changes in economic conditions and markets for the Company's products and other risks and uncertainties.

Actual results, performance and events are likely to differ and may differ materially and adversely. Investors are cautioned not to place undue reliance on these forward-looking statements which speak only as to the date of the Plan of Operations.

The Company undertakes no obligation to release or deliver to investors revisions to these forward-looking statements to reflect events or circumstances after the date of the Plan of Operations, the occurrence of unanticipated events or other matters.

PLAN OF OPERATION

     The Company began its current operations in January, 1997 as Manufacturing Technologies Corporation (MTC). This was a Delaware Corporation set up to develop a business manufacturing modular seawater desalination and power plants. In March of 1998, MTC became a wholly owned subsidiary of PTC Holdings, Inc., which subsequently merged with the Company in June 1999. The Company is developing modular seawater desalination systems integrated with environmentally friendly power sources and ultimately fueled with renewable energy sources. These systems will be sold to a series of regional joint ventures that will ideally take 15-25 year contracts to sell water and power. This will provide the Company dual income streams from both equipment sales and royalties from the sale of water and power.

     The  Company  has a limited  operating  history  on which to  evaluate  its
prospects.   The  risks,  expenses  and  difficulties  encountered  by  start-up companies must be considered when evaluating the Company's prospects.

     The Company's plan of operation for the next twelve months is as follows:

  (i) Since completion of its water quality certification on 9 December 1999, the Company has raised over $6.5 million pursuant to a private placement financing which has allowed the Company to implement its Product Development Program, as well as further business development, strategic partnering and acquisition activities. Based on an analysis of its sales and development costs, the Company intends to raise an additional $5-10 million pursuant to a private placement financing in the second quarter of 2000, and, depending on the pace of actual sales and the acquisition activities of the Company, an additional round of financing (for a minimum of $40 million dollars) in the third quarter of 2000. The exact method by which this additional round of financing will be raised will be based on the maximization of shareholder value. The additional equity raised by the Company will allow the Company to execute its business plan and should provide the Company with sufficient capital to bring the Company to profitability in 2001.

 (ii) The Company will be doing technology and product development in a number of areas. They are:

        a)       low-temperature hydrogen generation
        b)       ejectors
        c)       chemical-free water pretreatment
        d)       enhanced heat transfer in plastic heat exchangers
        e)       high-performance alkaline fuel cells

        This work is all aimed at improving the performance and reducing the capital cost of the Company's products.

(iii) The Company intends to make a number of acquisitions and purchases in the next year. They are:

        a)       laboratory and test facilities
        b)       system integration facilities

 (iv) Although the Company plans to subcontract out as much work as possible, it still anticipates increasing the number of employees from the current ten full time and four consultants to approximately 24 full time and eight to ten consultants.

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

The Company is not involved in any material legal proceedings or litigation and the officers and directors are aware of no other pending litigation which would have a material, adverse effect on the Company.

ITEM 2.  Changes in Securities:

On 19 May, 2000, pursuant to the Private Placement Offering, Ocean Power Corporation sold 3,920 units of its Common Stock.

ITEM 3.  Defaults Upon Senior Securities.

NONE

ITEM 4.  Submission of Matters to a Vote of Security Holders

NONE

ITEM 5.  Other Information

NONE

ITEM 6.  Exhibit List

The following exhibits are filed herewith or incorporated herein by reference.

Exhibit Number
--------------

         3.1      Certificate of Incorporation of the Company *

         3.2      Bylaws of the Company *

         10.1 Employment Agreement dated June 1, 1998 by and between the Company and Joseph P. Maceda. *

         10.2 Employment Agreement dated June 1, 1998 by and between the Company and J. Michael Hopper. *

         10.3 Employment Agreement dated June 1, 1998 by and between the Company and Lori L. O"Brien. *

         10.4 Employment Agreement dated June 1, 1998 by and between the Company and Robert L. Campbell. *

         27.1     Financial Data Schedule.


--------------------------
         * *Previously filed as an Exhibit to the Company's Registration Statement of Form 10-SB12G/A filed on July 5, 2000, and the same is incorporated herein by reference.

                                  SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                      OCEAN POWER CORPORATION

Date: July 5, 2000                    By: /s/ Joseph P. Maceda
------------------                    ------------------------
                                              Joseph P. Maceda, President