Form 10QSB
period 2000-06-30
OCEAN POWER CORP
filed 2000-08-11
CIK 1102423

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                             Securities act of 1934

                  For the quarterly period ended June 30, 2000

       [X] Transition Report Under Section 13 or 15(d) of the Exchange Act
               For the transition period from         to
                                              -------   --------

               Commission File Number:       000-29371
                                      --------------------------
                             Ocean Power Corporation
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                        94-3350291
----------------------------------          ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

            5000 Robert J. Mathews Parkway, El Dorado Hills, CA 95762
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (916) 933-8100
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

--------------------------------------------------------------------------------
                 (Former Name, Former Address and Former Fiscal
                       Year, of changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrants was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes: [X]       No: [ ]

As of August 11, 2000, the issuer had 37,119,942 shares of common stock, $.01 par value outstanding.

Transitional Small Business Disclosure Format      Yes:   [ ]     No:     [X]

                                      INDEX

                                                                       PAGE NO.
                                                                      ---------=

PART I            FINANCIAL INFORMATION                                  F-1

ITEM 1            FINANCIAL STATEMENTS;                               F-2 - F-22

ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS                    1
                  OR PLAN OF OPERATION

PART II           OTHER INFORMATION                                       2

                  ITEMS 1 - 6                                           2 - 3

SIGNATURES                                                                4

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                       June 30, 2000 and December 31, 1999

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                     ASSETS

                                           June 30,
                                            2000       December 31,
                                          (Unaudited)      1999
                                          ----------   ----------
CURRENT ASSETS

   Cash                                    2,387,997   $  368,276
   Prepaid expenses (Note 4)                 535,417         --
                                          ----------   ----------

     Total Current Assets                  2,923,414      368,276
                                          ----------   ----------

EQUIPMENT (Note 2)                           741,986       52,555
                                          ----------   ----------

OTHER ASSETS

   Equipment procurement costs (Note 3)         --        364,110
   Deposits                                   20,402       20,402
                                          ----------   ----------

     Total Other Assets                       20,402      384,512
                                          ----------   ----------

     TOTAL ASSETS                         $3,685,802   $  805,343
                                          ==========   ==========

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                     Consolidated Balance Sheet (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                           June 30,
                                                             2000        December 31,
                                                         (Unaudited)         1999
                                                        ------------    ------------
CURRENT LIABILITIES

   Accounts payable                                     $    780,774    $  1,453,908
   Accrued expenses (Note 7)                                 194,562         326,582
   Notes payable - related parties (Note 5)                1,159,095       3,381,086
   Convertible debentures payable (Note 6)                   550,000         650,000
                                                        ------------    ------------

     Total Current Liabilities                             2,684,431       5,811,576
                                                        ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 20,000,000 shares authorized of
    $0.001 par value; no shares outstanding                     --              --
   Common stock: 500,000,000 shares authorized of
    $0.01 par value; 35,301,194 and 32,835,925 shares
    issued and outstanding, respectively                     353,012         328,359
   Additional paid-in capital                             18,602,444       5,782,025
   Deficit accumulated during the development stage      (17,954,085)    (11,116,617)
                                                        ------------    ------------

     Total Stockholders' Equity (Deficit)                  1,001,371      (5,006,233)
                                                        ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                         $  3,685,802    $    805,343
                                                        ============    ============

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                                                                 From
                                                                                                             Inception on
                                                  For the                            For the                   March 26,
                                              Six Months Ended                   Three Months Ended          1992 Through
                                                  June 30,                           June 30,                  June 31,
                                        2000              1999              2000              1999               2000
                                    ----------------  ---------------   ---------------  ----------------  -------========

REVENUES                            $         -       $        -        $        -       $         -       $        -

EXPENSES

   General and administrative              6,895,778          741,203         2,529,910           163,513       16,844,037
   Depreciation and amortization              58,594            5,944            43,731             1,281          109,288
                                    ----------------  ---------------   ---------------  ----------------  ---------------

     Total Expenses                        6,954,372          747,147         2,573,641           164,794       16,953,325
                                    ----------------  ---------------   ---------------  ----------------  ---------------

     LOSS FROM OPERATIONS                 (6,954,372)        (747,147)       (2,573,641)         (164,794)     (16,953,325)
                                    ----------------  ---------------   ---------------  ----------------  ---------------

OTHER INCOME (EXPENSE)

   Interest income                            79,578           -                 43,405            -                79,578
   Gain on settlement of debt                165,349           -                 -                 -               165,349
   Loss on sale of assets                     -                -                 -                 -              (387,649)
   Interest expense                         (128,023)        (162,454)          (49,586)          (75,829)        (858,038)
                                    ----------------  ---------------   ---------------  ----------------  ---------------

     Total Other Income (Expense)            116,904         (162,454)           (6,181)          (75,829)      (1,000,760)
                                    ----------------  ---------------   ---------------  ----------------  ---------------

NET LOSS                            $     (6,837,468) $      (909,601)  $    (2,579,822) $       (240,623) $   (17,954,085)
                                    ================  ===============   ===============  ================  ===============

   BASIC LOSS PER SHARE             $          (0.20) $         (0.17)  $         (0.07) $          (0.04)
                                    ================  ===============   ===============  ================

WEIGHTED AVERAGE SHARES
 OUTSTANDING                              34,725,423        5,373,608        35,240,478         5,805,928
                                    ================  ===============   ===============  ================

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                      Deficit
                                                                                                     Accumulated
                                                                                   Additional        During the
                                                        Common Stock                Paid-In          Development
                                                  Shares            Amount          Capital            Stage
                                            ----------------  ---------------   ---------------  -----------------
Inception, March 26, 1992                             -       $        -        $        -       $          -

Net loss from inception on
 March 20, 1992 through
 December 31, 1997                                    -                -                 -              (2,306,366)
                                            ----------------  ---------------   ---------------  -----------------

Balance, December 31, 1997                            -                -                 -              (2,306,366)

Common stock issued for cash
 at $0.003 per share                                 949,420            9,494            (6,923)            -

Common stock issued for
 conversion of debt at $0.003
 per share                                        24,094,726          240,947          (157,066)            -

Net loss for the year ended
 December 31, 1998                                    -                -                 -              (2,917,964)
                                            ----------------  ---------------   ---------------  -----------------

Balance, December 31, 1998                        25,044,146          250,441          (163,989)        (5,224,330)

Recapitalization (Note 1)                          6,426,450           64,265         3,524,750             -

September 2, 1999, common
 stock issued for services valued
 at $0.29 per share                                   20,000              200             5,600             -

September 9, 1999, options
 issued below market value                            -                -                190,000             -

September 9, 1999, common
 stock issued for cash at $1.00
 per share                                           100,000            1,000            99,000             -

October 1, 1999, cancellation of
 common stock valued at zero.                       (502,500)          (5,025)            5,025             -

November 16, 1999, warrants
 issued below market value                            -                -                650,000             -
                                            ----------------  ---------------   ---------------  -----------------

Balance forward                                   31,088,096  $       310,881   $     4,310,386  $      (5,224,330)
                                            ----------------  ---------------   ---------------  -----------------

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                       Deficit
                                                                                      Accumulated
                                                                       Additional     During the
                                               Common Stock              Paid-In      Development
                                            Shares        Amount         Capital         Stage
                                        ============   ============   ============   ============
Balance, December 31, 1999                32,835,925   $    328,359   $  5,782,025   $(11,116,617)

January 4, 2000, common stock
 issued for debt and services
 at $2.75 per share (unaudited)              147,580          1,476        404,369           --

January 5, 2000 common stock
 issued for services at $4.34
 per share (unaudited)                        60,000            600        259,800           --

March 9, 2000, common stock
 issued for cash purchase of
 warrants at $1.99 per share
 (unaudited)                                  62,792            628        124,391           --

March 16, 2000, common stock
 issued for convertible debenture
 at $1.50 per share (unaudited)               66,667            667         99,333           --

March 16, 2000, common stock
 issued for cash purchase of
 warrants at $0.75 per share
 (unaudited)                                 133,333          1,333         98,667           --

March 27, 2000, 3 stock
 issuances for payment of debt at
 average price of $4.95
 per share
 (unaudited)                                  46,486            465        231,347           --

January 1 - March 31, 2000,
 63 stock issuances  pursuant
 to a private  placement
 memorandum at average
 price of $3.50 per share (unaudited)      1,948,411         19,484      6,805,377           --

January 1 - June 30, 2000,
 warrants issued below market
 value (unaudited)                              --             --        3,524,940           --

May 26, 2000, issuance of options
 below market value to purchase
 598,680 shares at $1.50 (unaudited)            --             --        1,272,195           --

Net loss for the six months
 ended June 30, 2000 (unaudited)                --             --             --       (6,837,468)
                                        ------------   ------------   ------------   ------------

Balance, June 30, 2000 (unaudited)        35,301,194   $    353,012   $ 18,602,444   $(17,954,085)
                                        ============   ============   ============   ============

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                                 From
                                                                                                             Inception on
                                                       For the                          For the                 March 26,
                                                   Six Months Ended                 Three Months Ended       1992 Through
                                                       June 30,                         June 30,                 June 31,
                                                  2000           1999            2000            1999            2000
                                             ------------    ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES

   Net loss                                  $ (6,837,468)   $   (909,601)   $ (2,579,822)   $   (240,623)   $(17,954,085)
   Adjustments to reconcile net loss to
    net cash provided (used) by
    operating activities:
     Depreciation                                  58,594           5,944          43,731           1,281         109,288
     Common stock issued for services
       and equity discounts                     5,263,380         752,157       1,497,195         278,568       6,109,180
     Loss on sale of assets                          --              --              --              --           387,649
   Change in operating asset and liability
   accounts:
     (Increase) decrease in overpayment
      receivable                                     --              --            74,700            --              --
     (Increase) decrease in prepaid
      assets                                     (535,417)           --           (82,917)           --          (535,417)
     (Increase) decrease in other assets          725,980        (177,275)        351,870        (105,955)       (317,497)
     Increase (decrease) in accounts
      payable                                    (465,124)        221,223         (60,295)         58,191       1,813,905
     Increase (decrease) in accrued
      expenses                                   (110,628)        109,734           3,759           3,559         215,954
                                             ------------    ------------    ------------    ------------    ------------

       Net Cash Provided (Used) by
        Operating Activities                   (1,900,683)          2,182        (751,779)         (4,979)    (10,171,023)
                                             ------------    ------------    ------------    ------------    ------------

CASH FLOWS FROM INVESTING
 ACTIVITIES

   Purchase of fixed assets                      (745,615)           --           (30,854)           --          (851,946)
                                             ------------    ------------    ------------    ------------    ------------

       Net Cash (Used) by Investing
        Activities                               (745,615)           --           (30,854)           --          (851,946)
                                             ------------    ------------    ------------    ------------    ------------

CASH FLOWS FROM FINANCING
 ACTIVITIES

   Repayment of note payable                   (2,566,039)           --          (790,878)           --        (2,814,274)
   Loans from related parties                      82,178            --            33,530            --         7,638,907
   Issuance of convertible debentures                --              --              --              --           650,000
   Common stock issued for cash                 7,149,880            --           250,000            --         7,936,333
                                             ------------    ------------    ------------    ------------    ------------

       Net Cash Provided (Used) by
        Financing Activities                 $  4,666,019    $       --      $   (507,348)   $       --      $ 13,410,966
                                             ------------    ------------    ------------    ------------    ------------

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                                     From
                                                                                                  Inception on
                                                 For the                      For the               March 26,
                                             Six Months Ended            Three Months Ended       1992 Through
                                                 June 30,                     June 30,              June 30,
                                            2000          1999          2000          1999            2000
                                        ===========   ===========   ===========    ===========    ===========
NET INCREASE (DECREASE) IN
CASH AND CASH  EQUIVALENTS              $ 2,019,721   $     2,182   $(1,289,981)   $    (4,979)   $ 2,387,997

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                        368,276         3,184     3,677,978         10,345           --
                                        -----------   -----------   -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                          $ 2,387,997   $     5,366   $ 2,387,997    $     5,366    $ 2,387,997
                                        ===========   ===========   ===========    ===========    ===========

CASH PAID FOR:

   Interest                             $    12,946   $      --     $      --      $      --      $    12,946
   Income taxes                         $      --     $      --     $      --      $      --      $      --

NON-CASH FINANCING ACTIVITIES

   Common stock issued for services
    and  equity discounts               $ 5,263,380   $      --     $ 1,497,195    $      --      $ 6,109,180
   Common stock issued in acquisition
    of subsidiary                       $      --     $      --     $      --      $      --      $ 3,589,015
   Common stock issued for conversion
    of accounts payable                 $   210,420   $      --     $      --      $      --      $   210,420
   Common stock issued for conversion
    of debt                             $   100,000   $      --     $      --      $      --      $   100,000
   Common stock issued for conversion
    of accrued  interest                $    21,392   $      --     $      --      $      --      $    21,392

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              b.  Basic Loss Per Share

              The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements. Fully diluted loss per share is not presented because of the antidilutive nature of the stock equivalents.

                                                     For the                        For the
                                                 Six Months Ended               Three Months Ended
                                                    June 30,                        June 30,
                                              2000            1999           2000            1999
                                          (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                          ------------    ------------    ------------    ------------
                Net (loss)
                  (numerator)             $ (6,837,468)   $   (909,601)   $ (2,579,822)   $   (240,623)

                Weighted average
                 shares outstanding
                  (denominator)             34,725,423       5,373,608      35,240,478       5,805,928
                                          ------------    ------------    ------------    ------------

                Basic (loss) per
                 share                    $      (0.20)   $      (0.17)   $      (0.07)   $      (0.04)
                                          ============    ============    ============    ============

              c.  Provision for Taxes

              At June 30, 2000, the Company has net operating loss carryforwards of approximately $17,950,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

              d.  Cash and Cash Equivalents

              The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

              e.  Principles of Consolidation

              The June 30, 2000 unaudited financial statements are consolidated with Ocean Power Corporation, Integrated Water and Power Corporation, Advanced Power Sources Corporation and Manufacturing Technologies Corporation. All significant intercompany accounts and transactions have been eliminated.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              f.  Equipment

              Equipment is recorded at cost. Major additions and renewals are capitalized and depreciated over their estimated useful lives of 5 to 39 years using the straight-line method. Depreciation expense for the six months ended June 30, 2000 and 1999 was $58,594 and $5,944, respectively.

              Equipment consists of the following:

                                                                    June 30,
                                                                     2000             December 31,
                                                                   (Unaudited)           1999
                                                              ------------------  ------------------
                           Equipment                          $          709,310  $           -
                           Office equipment and furniture                 45,105              36,748
                           Computers and software                         65,192              46,834
                           Phone system                                   19,667              19,667
                           Leasehold improvements                          9,590              -
                           Accumulated depreciation                     (106,878)            (50,694)
                                                              ------------------  ------------------

                           Net Equipment                      $          741,986  $           52,555
                                                              ==================  ==================

              g.  Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ form those estimates.

              h.  Change in Accounting Principle

              In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of this statement had no material impact on the Company's financial statements.

              i.  Revenue Recognition Policy

              The  Company   currently  has  no  source  of  revenues.   Revenue
              recognition policies will be determined when principal operations begin.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              j.  Advertising

              The  Company   follows  the  policy  of  charging   the  costs  of
              advertising to expense as incurred.

              k.  Long-lived Assets

              All long-lived assets are evaluated yearly for impairment per SFAS 121, "Accounting for the Impairment of Loing-Lived Assets and for Long-Lived Assets to Be Disposed Of". Any impairment in value is recognized as an expense in the period when the impairment occurs.

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

NOTE 4 -      PREPAID EXPENSES

              The Company's prepaid expense is comprised of the following items:

                                                     June 30,
                                                       2000     December 31,
                                                   (Unaudited)      1999
                                                   -----------  ------------
                     Prepaid services              $   160,417  $     -

                     Prepaid license agreement         375,000        -
                                                   -----------  ------------

                                Total              $   535,417  $     -
                                                   ===========  ============

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE 4 -      PREPAID EXPENSES (Continued)

              During March 2000, the Company purchased a motor for the development of its desalination equipment for $132,200. As part of this purchase, the Company entered into a thirty year license agreement, which began in April 2000, for a minimum payment of $500,000 per year. At June 30, 2000, the Company prepaid $375,000 towards this license agreement.

              The Company also entered into a service agreement for the motor beginning May 2000. The agreement called for the payment of $192,500 for one year. At June 30, 2000, the Company prepaid $160,417 of this agreement.

NOTE 5 -      NOTES PAYABLE - RELATED PARTIES


              Notes payable at June 30, 2000 consist of the following:

              Unsecured note payable to a related party bearing  interest at 10%
               per annum, all unpaid interest and principle due
               on demand.                                                            $     85,159

              Unsecured note payable to a related party bearing  interest at 10%
               per annum, all unpaid interest and principle due
               upon demand.                                                               281,975

              Unsecured note payable to a related party bearing interest at
               10% per annum, due upon demand.                                            535,827

              Unsecured note payable to a related party bearing interest at
               10% per annum, due upon demand.                                             53,827

              Unsecured note payable to a related party bearing interest at
               10% per annum, due upon demand.                                            243,768

              Unsecured note payable to a related party bearing interest at
               10% per annum, due upon demand.                                             64,979

              Unsecured note payable to a related party bearing interest at
               10% per annum, due upon demand.                                            115,544

              Unsecured note payable to a related party bearing interest at
               10% per annum, due upon demand.                                              5,308
                                                                                     ------------

              Balance forward                                                        $  1,386,387
                                                                                     ------------

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE 5 -      NOTES PAYABLE - RELATED PARTIES (Continued)


              Balance Forward                                                    $  1,386,387

              Unsecured note payable to a related party bearing interest at
               10% per annum due upon demand.                                          69,803

              Less advances to employees:

                  1999                                                                292,095
                  2000                                                                  5,000
                                                                                 ------------

                      Total advances                                                  297,095
                                                                                 ------------

              Total Notes Payable - Related Parties, Net                         $  1,159,095
                                                                                 ============

              Annual maturities of notes payable - related parties are as follows:

                         Year

                         2000                                                    $  1,159,095
                                                                                 ============


              Total interest expense to related parties was $111,773 and $158,965 for the six months ended June 30, 2000 and 1999, respectively.

              During 1997, 1998, 1999 and 2000, the Company made cash advances of $663,965 to employees. The advances were formalized through the signing of notes receivable bearing interest at 10% per annum with each employee at the end of each year. This amount is netted against the notes payable - related parties balance at June 30, 2000 due to management's intent to net these receivables with the respective related party notes when settled in 2000.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE 6 -      CONVERTIBLE DEBENTURES

              During November 1999, the Company issued three convertible debentures for $100,000 each. Two of the debentures are due August 1, 2004 and the third is due November 1, 2004. The debentures accrue interest at 12% per annum. The holders of the debentures retain the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.50 per share. Any shares issued under the conversion privileges of these debentures carry two purchase warrants allowing the holder to purchase one additional restricted share for each share purchase warrant held at a price of $0.75 per share. The share purchase warrants are valid for five years after the date of purchase. Interest expense associated with these debentures amounted to $12,500 at June 30, 2000.

              During March 2000, 66,667 shares of common stock were issued to convert one of the three debentures and 133,333 shares were issued in conjunction with the warrants.

              During November 1999, the Company issued a convertible debenture for $350,000. The debenture is due August 1, 2004 and accrues interest at 12% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.50 per share. Any shares issued under the conversion privileges of this debenture also carry two purchase warrants allowing the holder to purchase one additional restricted share for each share purchase warrant held at a price of $0.75 per share. The share purchase warrants are valid for five years after the date of purchase. Interest expense associated with this debenture amounted to $17,500 at June 30, 2000.

              The Company recognized additional compensation expense of $650,000 during 1999 to reflect the discount on the warrants.

NOTE 7 -      ACCRUED EXPENSES

              The company's accrued expenses are comprised of the following items:


                                                                 June 30,    December 31,
                                                                  2000           1999
                                                            --------------  ------------
                                                               (Unaudited)
                  Accrued payroll taxes payable             $       -       $     50,411
                  Accrued interest payable - payroll                52,717        52,717
                  Accrued payroll tax penalty                       98,845        98,845
                  Accrued interest payable - notes                  43,000       124,609
                                                            --------------  ------------

                                Total                       $      194,562  $    326,582
                                                            ==============  ============


              During 1997, 1998, 1999 and 2000, the Company made cash advances of $678,965 to employees. Due to the advances resembling payroll activities, the Company has accrued payroll taxes for the employer's portion at 7.65%, interest at 8% and penalties at 15% for each year. During the six months ended June 30, 2000, the Company repaid $889,389 of the accrued payroll amounts for 1997, 1998 and 1999 through payroll in 2000, resulting in a reduction in accrued payroll taxes of $50,411.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE 8 -      GOING CONCERN

              The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through June 30, 2000. The Company does not have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek additional financing through private placements of its common stock. The Company expects that it will need $4,000,000 to $6,000,000 of additional funds for operations and expansion in 2000.

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

              During   May   2000,   the   Company   granted   a  bonus  to  its
              Secretary/Treasurer in the amount of $37,500, which has been accrued at June 30, 2000.

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


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

              c.   Office Lease

              The Company leases its office space under a non-cancellable operating lease which expires on April 30, 2002. The monthly rent amount is $15,312 with yearly increases of approximately 2% per year. Rent expense for the six months ended June 30, 2000 and 1999 was $86,730 and $85,742, respectively.

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


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

              The company has granted the following warrants and options as of March 31, 2000:

                                   Date of           Exercise    Exercise
                 Type               Grant             Number       Price          Date
               --------          --------------     ---------    --------     -------------
               Options           Mar.16, 1999          30,000    $   5.00     Mar. 16, 2002
               Warrants          May 17, 1999         654,061    $   1.50     May 17, 2004
               Option            July 12, 1999        100,000    $   5.00     July 12, 2000
               Warrants          Nov. 16, 1999      1,733,333    $   0.75     Nov. 16, 2004
               Warrants          Jan.-June 2000     1,948,411    $   3.50     Jan.-June 2003
               Option            May 26, 2000         598,680    $   1.50     June 1, 2003

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

              The Company has recognized additional compensation expense of $3,524,940 for the warrants granted January - June 2000 in conjunction with a private placement memorandum.

              The Company has recognized additional compensation expense of $1,272,195 for the options granted on May 26, 2000.

              The compensation expenses recorded reflect the discounts from the trading value of the stock on the date of grant.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE 11 -     RESCINDED STOCK

              During June 2000, the Board of Directors resolved to void and cancel a certificate of the Company's outstanding common stock representing 354,400 shares and issue a new certificate reflecting 34,800 shares due to the original issue being granted for inappropriate consideration. This transaction has not yet been reflected in the Company's outstanding stock due to the original certificate not yet being returned.

NOTE 12 -     SUBSEQUENT EVENTS

              During July 2000, the Company entered into an agreement to acquire 100% of the outstanding common stock of Sigma Elektroteknisk, AS, a Norway corporation, for 1,718,748 shares of common stock valued at $3.20 per share, or $5,500,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto included in Item 1 of this quarterly report.

Special Note Regarding Forward-Looking Statements
-------------------------------------------------

These financial projections as well as statements contained in Part II contain information relating to plans, expectations, future results, performance, events or other matters that are "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended. When used in the Plan of Operations words such as "estimate", "project", "intend", "expect", "anticipate" and similar expressions are intended to identify forward-looking statements.

Such forward looking statements involve numerous risks and uncertainties, pertaining to technology, development of the Company's products and markets for such products, timing and level of customers orders, competitive products and pricing, changes in economic conditions and markets for the Company's products and other risks and uncertainties.

Actual results, performance and events are likely to differ and may differ materially and adversely. Investors are cautioned not to place undue reliance on these forward-looking statements which speak only as to the date of the Plan of Operation.

The Company undertakes no obligation to release or deliver to investors revisions to these forward-looking statements to reflect events or circumstances after the date of the Plan of Operation, the occurrence of unanticipated events or other matters.

PLAN OF OPERATION

The Company  began its current  operations  in  January,  1997 as  Manufacturing
Technologies Corporation (MTC). This was a Delaware Corporation set up to develop a business manufacturing modular seawater desalination and power plants. In March 1998, MTC became a wholly owned subsidiary of PTC Holdings, Inc., which subsequently merged with the Company in June 1999. The Company is developing modular seawater desalination systems integrated with environmentally friendly power sources which ultimately are to be fueled with renewable energy sources. The Company anticipates that these systems will be sold to a series of regional joint ventures that will ideally take 15-25 year contracts to sell water and power. This is intended to provide the Company multiple income streams from equipment sales and royalties, the sale of water and power, and the sale of spare parts, turn-key contracts, and project financing services.

The Company has a limited operating history on which to evaluate its prospects. The risks, expenses and difficulties encountered by start-up companies must be considered when evaluating the Company's prospects.

The Company's plan of operation for the next twelve months is as follows:

          (i) Since completion of its water quality certification on December 9, 1999 the Company has raised over $6.5 million pursuant to a private placement financing which has allowed the Company to implement its Product Development Program, as well as further business development, strategic partnering and acquisition activities. Based on an analysis of its sales and development costs, the Company intends to raise an additional $5-10 million pursuant to a private placement financing in the third quarter of 2000, and, depending on the pace of actual sales and the acquisition activities of the Company, an additional round of financing in the fourth quarter of 2000. The additional equity raised by the Company is intended to allow the Company to execute its business plan and provide the Company with sufficient capital to bring the Company to profitability in 2001. (ii) The Company expects to develop technology and products in a number of areas, including:

         (ii) The Company expects to develop technology and products in a number of areas,Including:

                    a)       low-temperature hydrogen generation
                    b)       ejectors
                    c)       chemical-free water pretreatment
                    d)       enhanced heat transfer in plastic heat exchangers
                    e)       high-performance alkaline fuel cells

         (iii) The Company intends to make a number of investments in facilities and acquisitions in the next twelve months, including:

                    a)       laboratory and test facilities
                    b)       system integration facilities
                    c)       unique power and water technologies
                    d)       operating companies.

         (iv) Although the Company plans to subcontract out as much work as possible, it anticipates increasing the number of employees from the current 18 full time to approximately 36 full time. Consultants to the Company are expected to remain at four.

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

The Company is not involved in any material legal proceedings or litigation and the officers and directors are aware of no other pending litigation which would have a material, adverse effect on the Company.

ITEM 2.  Changes in Securities:

(i) On May 19, 2000, pursuant to a Private Placement Offering, Ocean Power Corporation sold 3,920 units of its Common Stock, to Patricia M. Diana for an aggregate price of $3.82 per unit.

(ii) On June 10, 2000, the Company completed a transaction by which it acquired all of the issued and outstanding shares of SIGMA Electroteknisk, A.S. of Holen, Norway, in exchange for 1,718,748 shares of the Company's restricted common stock. These shares were issued pursuant to Regulation `S', and are included in the number of shares issued and outstanding on the facing page of this Form 10QSB.

SIGMA, is a developer of Stirling engines for residential uses, is a leader in engine development that uses a wide range of fuels including propane, diesel and natural gas. The acquisition is intended to broaden the technology base of Ocean Power and to add a potentially major source of revenue for the Company.

ITEM 3.          Defaults Upon Senior Securities.

NONE

ITEM 4.          Submission of Matters to a Vote of Security Holders

NONE

ITEM 5.          Other Information

                 See Item 2(ii).

ITEM 6.          Exhibit List and Report on Form 8-K

(a) The following exhibits are filed herewith or incorporated herein by reference.

         Exhibit Number
         --------------

         2          Share Purchase Agreement

         27         Financial Data Schedule

(b) The Company filed no reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURE:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                      OCEAN POWER CORPORATION


August ___, 2000                      By:/s/ Joseph P. Maceda,
                                      ------------------------
                                      Joseph P. Maceda, President