Form 10QSB
period 2000-09-30
OCEAN POWER CORP
filed 2000-11-15
CIK 1102423

OCEAN POWER CORP

                         Filing Type:  10QSB
                         Description: Quarterly Report
                         Filing Date: November 14, 2000
                         Period End: September 30, 2000

                         Primary Exchange:  N/A
                         Ticker:  N/A

                                Table of Contents


                                 10QSB OTHERDOC

Part I.........................................................................1
Item I.........................................................................2
Balance Sheet Assets............................................................
Balance Sheet Liabilities.......................................................
Income Statement................................................................
Table 4.........................................................................
Table 5.........................................................................
Table 6.........................................................................
Cash Flow Statement.............................................................
Table 8.........................................................................
Table 9.........................................................................
Table 10........................................................................
Table 11........................................................................
Table 12........................................................................
Table 13........................................................................
Item 2.........................................................................2
Item 3.........................................................................4
Item 4.........................................................................4
Item 5.........................................................................4
Item 6.........................................................................4

                                  EX-2 OTHERDOC

Table 14........................................................................

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                             Securities act of 1934

                For the quarterly period ended September 30, 2000

       [X] Transition Report Under Section 13 or 15(d) of the Exchange Act For the transition period from June 30 to September 30, 2000


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

                            Yes: [X]       No: [ ]

As of November 13, 2000, the issuer had 38,149,942 shares of common stock, $.01 par value outstanding.

Transitional Small Business Disclosure Format      Yes:   [ ]     No:     [X]

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                    September 30, 2000 and December 31, 1999

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                     ASSETS
                                     ------

                                                  September 30,    December 31,
                                                      2000            1999
                                                ----------------  -------------
                                                 (Unaudited)

CURRENT ASSETS

   Cash                                                3,926,659  $     368,276
   Cash - restricted                                      26,816             --
   Advances to employees (Note 3)                        301,217        658,965
   Prepaid expenses (Note 5)                             480,835             --
                                                ----------------  -------------
     Total Current Assets                              4,735,527      1,027,241
                                                ----------------  -------------
EQUIPMENT, NET (Note 2)                                  655,840         52,555
                                                ----------------  -------------
PATENTS, NET (Note 6)                                    933,215             --
                                                ----------------  -------------
GOODWILL, NET (Note 7)                                 6,479,927             --
                                                ----------------  -------------
OTHER ASSETS

   Equipment procurement costs (Note 4)                       --        364,110
   Deposits                                               35,619         20,402
   Other receivables                                     171,838             --
                                                ----------------  -------------
     Total Other Assets                                  207,457        384,512
                                                ----------------  -------------
     TOTAL ASSETS                               $     13,011,966  $   1,464,308
                                                ================  =============

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                     Consolidated Balance Sheet (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                        September 30,     December 31,
                                                           2000             1 999
                                                     ----------------  -------------
                                                       (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                  $        776,495  $   1,453,908
   Accrued expenses (Note 11)                                 240,595        326,582
   Notes payable - related parties (Note 8)                 1,360,626      4,040,051
   Convertible debentures payable (Note 10)                   550,000        650,000
   Patents payable - current portion (Note 6)                 302,225             --
   Notes payable - current portion (Note 9)                    45,334             --
                                                     ----------------  -------------
     Total Current Liabilities                              3,575,275      6,470,541
                                                     ----------------  -------------
COMMITMENTS AND CONTINGENCIES (Note 13)                       421,665             --
                                                     ----------------  -------------
LONG-TERM LIABILITIES

   Patents payable (Note 6)                                   293,358             --
   Notes payable (Note 9)                                     427,220             --
                                                     ----------------  -------------
     Total Long-Term Liabilities                              720,578             --
                                                     ----------------  -------------
     Total Liabilities                                 4,717,518      6,470,541
                                                     ----------------  -------------
STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 20,000,000 shares authorized of
    $0.001 par value; no shares outstanding                        --             --
   Common stock: 500,000,000 shares authorized of
    $0.01 par value; 38,149,942 and 32,835,925 shares
    issued and outstanding, respectively                      381,499        328,359
   Additional paid-in capital                              30,512,319      5,782,025
   Other comprehensive income                                 198,927             --
   Deficit accumulated during the development stage       (22,798,297)   (11,116,617)
                                                     ----------------  -------------
     Total Stockholders' Equity (Deficit)                   8,294,448     (5,006,233)
                                                     ----------------  -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                      $     13,011,966  $   1,464,308
                                                     ================  =============

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                                          From
                                                                                                                      Inception on
                                                          For the                            For the                     March 26,
                                                      Nine Months Ended                 Three Months Ended            1992 Through
                                                        September 30,                      September 30,               September 30,
                                             ---------------------------------  ----------------------------------  ----------------
                                                 2000              1999              2000              1999               2000
                                             ----------------  ---------------   ---------------  ----------------  ----------------

REVENUES                                     $             --  $            --   $            --  $             --  $            --

EXPENSES

   General and administrative                      11,233,711        5,155,559         3,071,959         4,414,356       20,018,255
   Research and development                           223,156               --            82,306                --        1,473,156
   Depreciation and amortization                      228,719            7,224           144,574             1,280          255,128
                                             ----------------  ---------------   ---------------  ----------------  ---------------
     Total Expenses                                11,685,586        5,162,783         3,298,839         4,415,636       21,746,539
                                             ----------------  ---------------   ---------------  ----------------  ---------------
     LOSS FROM OPERATIONS                         (11,685,586)      (5,162,783)       (3,298,839)       (4,415,636)     (21,746,539)
                                             ----------------  ---------------   ---------------  ----------------  ---------------
OTHER INCOME (EXPENSE)

   Interest income                                    115,861                1            36,283                 1          115,861
   Gain on settlement of debt                         165,349               --                --                --          165,349
   Loss on sale of assets                                  --               --                --                --         (387,649)
   Interest expense                                  (215,304)        (250,797)          (87,281)          (88,343)        (945,319)
                                             ----------------  ---------------   ---------------  ----------------  ---------------
     Total Other Income (Expense)                      65,906         (250,796)          (50,998)          (88,342)      (1,051,758)
                                             ----------------  ---------------   ---------------  ----------------  ---------------
NET LOSS                                          (11,619,680)      (5,413,579)       (3,349,837)       (4,503,978)     (22,798,297)
                                             ----------------  ---------------   ---------------  ----------------  ---------------
OTHER COMPREHENSIVE INCOME

   Currency translation adjustment                    198,927               --           198,927                --          198,927
                                             ----------------  ---------------   ---------------  ----------------  ---------------
     Total Other Comprehensive
      Income                                          198,927               --           198,927                --          198,927
                                             ----------------  ---------------   ---------------  ----------------  ---------------
NET COMPREHENSIVE LOSS                       $    (11,420,753) $    (5,413,579)  $    (3,150,910) $     (4,503,978) $   (22,599,370)
                                             ================  ===============   ===============  ================  ===============
BASIC LOSS PER SHARE                         $          (0.33) $         (0.82)  $         (0.09) $          (0.51)              --
                                             ================  ===============   ===============  ================  ===============
WEIGHTED AVERAGE SHARES
OUTSTANDING                                        35,282,677        6,564,458        36,405,608         8,907,326               --
                                             ================  ===============   ===============  ================  ===============

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                                       Deficit
                                                                                                                     Accumulated
                                                                                   Additional         Other           During the
                                                        Common Stock                 Paid-In       Comprehensive     Development
                                                  Shares            Amount           Capital          Income            Stage
                                             ----------------  ---------------   ---------------  ----------------  ----------------

Inception, March 26, 1992                                  --  $            --   $            --  $             --  $            --

Net loss from inception on
 March 20, 1992 through
 December 31, 1997                                         --               --                --                --       (2,306,366)
                                             ----------------  ---------------   ---------------  ----------------  ---------------
Balance, December 31, 1997                                 --               --                --                --       (2,306,366)

February 24, 1998, common
 stock issued for cash at $0.003
 per share                                            395,467            3,955            (2,817)               --               --

March 6, 1998, common stock
 issued for cash at $0.003 per share                  121,904            1,219              (869)               --               --

March 12, 1998, common stock
 issued for cash at $0.003 per share                   33,199              332              (237)               --               --

March 18, 1998, common stock
 issued for cash at $0.003 per share                    2,575               26               (19)               --               --

April 2, 1998, common stock
 issued for cash at $0.003 per share                  130,500            1,305              (930)               --               --

May 14, 1998, common stock
 issued for cash at $0.003 per share                   14,755              147              (106)               --               --

June 16, 1998, common stock
 issued for cash at $0.003 per share                  119,086            1,191              (849)               --               --

June 16, 1998, common stock
 issued for cash at $0.003 per share                   42,456              424              (303)               --               --

June 16, 1998, common stock
 issued for debt at $0.079 per share                1,061,400           10,614            73,267                --                --

July 29, 1998, common stock
 issued for cash at $0.003 per share                   34,800              348              (248)               --               --

Net loss for the year ended
 December 31, 1998                                         --               --               - -                --       (2,917,964)
                                             ----------------  ---------------   ---------------  ----------------- ---------------
Balance, December 31, 1998                          1,956,142  $        19,561   $        66,889  $             --  $    (5,224,330)
                                             ================  ===============   ===============  ================  ===============

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                       Deficit
                                                                                                                     Accumulated
                                                                                  Additional          Other           During the
                                                        Common Stock                Paid-In        Comprehensive     Development
                                                  Shares            Amount          Capital           Income            Stage
                                             ----------------  ---------------   ---------------  ----------------  ----------------

Balance, December 31, 1998                          1,956,142  $        19,561   $        66,889  $             --  $    (5,224,330)

March 5, 1999, common stock
 issued for cash at $0.003 per
 share                                                334,080            3,341            (2,381)               --               --

March 22, 1999, common stock
 issued for cash at $0.003 per
 share                                                286,682            2,867            (2,043)               --               --

March 22, 1999, common stock
 issued for debt at $0.005 per
 share                                             19,011,220          190,112           (85,582)               --               --

April 22, 1999, common stock
 issued for cash at $0.003 per
 share                                                129,734            1,297              (924)               --               --

April 27, 1999, common stock
 issued for cash at $0.003 per
 share                                                  5,951               59               (43)               --               --

April 27, 1999, common stock
 issued for debt at $0.003 per
 share                                                 95,700              957              (682)               --               --

April 28, 1999, common stock
 issued for cash at $0.003 per
 share                                                 12,180              122               (87)               --               --

April 30, 1999, common stock
 issued for cash at $0.003 per
 share                                                  2,888               29               (21)               --               --

April 30, 1999, common stock
 issued for debt at $0.003 per
 share                                                 22,968              230              (164)               --               --

May 3, 1999, common stock
 issued for debt at $0.003 per
 share                                                 25,717              257              (183)               --               --

May 5, 1999, common stock
 issued for cash at $0.003 per
 share                                                 32,016              320              (228)               --               --
                                             ----------------  ---------------   ---------------  ----------------  ---------------

Balance Forward                                    21,915,278  $       219,152   $       (25,449) $             --  $    (5,224,330)
                                             ================  ===============   ===============  ================  ===============

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                        Deficit
                                                                                                                      Accumulated
                                                                                  Additional           Other           During the
                                                        Common Stock                Paid-In        Comprehensive      Development
                                                  Shares            Amount          Capital            Income            Stage
                                             ----------------  ---------------   ---------------  ----------------  ----------------


Balance Forward                                    21,915,278  $       219,152   $       (25,449) $             --  $    (5,224,330)

May 7, 1999, common stock
 issued for cash at $0.003 per
 share                                                    348                3                (2)               --               --

May 7, 1999, common stock
 issued for debt at $0.003 per
 share                                              2,610,000           26,100           (18,600)               --               --

May 13, 1999, common stock
 issued for cash at $0.003 per
 share                                                139,200            1,392              (992)               --                --

May 19, 1999, common stock
 issued for cash at $0.003 per
 share                                                372,360            3,724            (2,654)               --               --

June 17, 1999, common stock
 issued for cash at $0.003 per
 share                                                  6,960               70               (50)               --               --

Recapitalization (Note 1)                           6,291,450           62,915         2,698,858                --               --

June 23, 1999, options issued
 below market value                                        --               --             6,000                --               --

July 12, 1999, options issued
 below market value                                        --               --           280,000                --               --

July 15, 1999, common stock
 issued for cash at $5.00 per
 share                                                 10,000              100            49,900                --               --

July 15, 1999, common stock
 issued for services at $7.80
 per share                                             15,000              150           116,850                --               --

July 26, 1999, common stock
 issued for cash at $5.00 per
 share                                                 10,000              100            49,900                --               --

August 12, 1999, common stock
 issued for interest at $2.50 per
 share                                                100,000            1,000           249,000                --               --
                                             ----------------  ---------------   ---------------  ----------------  ---------------
Balance Forward                                    31,470,596  $       314,706   $     3,402,761  $             --  $    (5,224,330)
                                             ================  ===============   ===============  ================  ===============

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                       Deficit
                                                                                                                     Accumulated
                                                                                    Additional         Other          During the
                                                        Common Stock                 Paid-In       Comprehensive     Development
                                                  Shares           Amount            Capital           Income           Stage
                                             ----------------  ---------------   ---------------  ----------------  ----------------

Balance Forward                                    31,470,596  $       314,706   $     3,402,761  $             --  $    (5,224,330)

September 2, 1999, common
 stock issued for services valued
 at $0.29 per share                                    20,000              200             5,600                --               --

September 9, 1999, options
 issued below market value                                 --               --           190,000                --               --

September 9, 1999, common
 stock issued for cash at $1.00
 per share                                            100,000            1,000            99,000                --                --

October 1, 1999, cancellation of
 common stock valued at zero.                        (502,500)          (5,025)            5,025                --               --

November 16, 1999, warrants
 issued below market value                                 --               --           650,000                --               --

November 29, 1999, common
 stock issued for finders fee
 valued at $1.34 per share                            400,000            4,000           533,200                --               --

Stock offering costs                                       --               --          (537,200)               --               --

December 7, 1999, options
 issued below market value                                 --               --            20,000                --               --

December 10, 1999, common
 stock issued for cash at $0.70
 per share                                             71,839              718            49,282                --               --

December 10, 1999, common
 stock issued for cash at $0.71
 per share                                            175,070            1,751           123,249                --               --

December 13, 1999, common
 stock issued for cash at $0.84
 per share                                            160,131            1,601           133,399                --               --

December 15, 1999, common
 stock issued for cash at $0.90
 per share                                             33,333              333            29,667                --               --

December 20, 1999, common
 stock issued for cash at $0.83
 per share                                            193,939            1,939           158,061                --               --
                                             ----------------  ---------------   ---------------  ----------------  ---------------
Balance Forward                                    32,122,408  $       321,223   $     4,862,044  $             --  $    (5,224,330)
                                             ================  ================  ===============  ================  ===============

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                        Deficit
                                                                                                                      Accumulated
                                                                                    Additional         Other           During the
                                                        Common Stock                 Paid-In        Comprehensive     Development
                                                  Shares            Amount           Capital           Income            Stage
                                             ----------------  ---------------   ---------------  ----------------  ----------------

Balance Forward                                    32,122,408  $       321,223   $     4,862,044  $             --  $    (5,224,330)

December 23, 1999, common
 stock issued for cash at $0.83
 per share                                            120,773            1,208            98,792                --               --

December 31, 1999, common
 stock issued for conversion of
 related party debt at $1.50 per
 share                                                592,744            5,928           883,189                --               --

Net loss for the year ended
 December 31, 1999                                         --               --                --                --       (5,954,287)
                                             ----------------  ---------------   ---------------  ----------------  ---------------

Balance, December 31, 1999                         32,835,925          328,359         5,844,025                --      (11,178,617)

January 4, 2000, common stock
 issued for debt and services
 at $2.75 per share (unaudited)                       147,580            1,476           404,369                --               --

January 5, 2000 common stock
 issued for services at $4.34
 per share (unaudited)                                 60,000              600           259,800                --               --

January 26, 2000, common stock
 issued pursuant to a private
 placement memorandum at
 $2.10 per share (unaudited)                           47,619              476            99,524                --               --

February 1, 2000, warrants
 issued below market value
 (unaudited)                                               --               --            54,000                --               --

February 18, 2000, options
 issued below market value
 (unaudited)                                               --               --            25,000                --               --

February 22, 2000, options
 issued below market value
 (unaudited)                                               --               --           475,000                --               --

March 9, 2000, common stock
 issued for cash purchase of
 warrants at $1.99 per share
 (unaudited)                                           62,792              628           124,391                --               --
                                             ----------------  ---------------   ---------------  ----------------  ---------------
Balance Forward                                    33,153,916  $       331,539   $     7,286,109  $             --  $   (11,178,617)
                                             ================  ===============   ===============  ================  ===============


                                              OCEAN POWER CORPORATION AND SUBSIDIARIES
                                                   (A Development Stage Company)
                               Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                        Deficit
                                                                                                                      Accumulated
                                                                                   Additional          Other           During the
                                                        Common Stock                 Paid-In        Comprehensive     Development
                                                  Shares           Amount            Capital           Income            Stage
                                             ----------------  ---------------   ---------------  ----------------  ----------------

Balance Forward                                    33,153,916  $       331,539   $     7,286,109  $             --  $   (11,178,617)

March 16, 2000, common stock
 issued for convertible debenture
 at $1.50 per share (unaudited)                        66,667              667            99,333                --               --

March 16, 2000, common stock
 issued for cash purchase of
 warrants at $0.75 per share
 (unaudited)                                          133,333            1,333            98,667                --               --

March 27, 2000, 3 stock  issuances for
 payment of debt at average price of $4.95
 per share
 (unaudited)                                           46,486              465           231,347                --               --

April 19, 2000, options issued
 below market value
 (unaudited)                                               --               --            34,100                --               --

May 26, 2000, issuance of options
 below market value to purchase
 598,680 shares at $1.50 (unaudited)                       --               --         1,272,195                --               --

July 25, 2000, common stock
 issued for services at $3.00
 per share (unaudited)                                100,000            1,000           299,000                --               --

July 25, 2000, common stock
 issued for purchase of SIGMA at
 $3.20 per share                                    1,718,748           17,187         5,482,813                --               --

January 25 - August 30, 2000, 62 stock
 issuances pursuant to a private placement
 memorandum at average
 price of $3.58 per share (unaudited)               1,930,792           19,308         6,896,423                --               --

January 25 - August 30, 2000,
 warrants issued below market
 value (unaudited)                                         --               --         4,322,332                --               --

September 15, 2000, 23 stock
 issuances pursuant to a private
 placement memorandum at $3.00
 per share (unaudited)                              1,000,000           10,000         2,990,000                --               --
                                             ----------------  ---------------   ---------------  ----------------  ---------------
Balance Forward                                    38,149,942  $       381,499   $    29,012,319  $             --  $   (11,178,617)
                                             ================  ===============   ===============  ================  ===============

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                        Deficit
                                                                                                                      Accumulated
                                                                                    Additional         Other           During the
                                                                Common Stock         Paid-In        Comprehensive     Development
                                                 Shares            Amount            Capital           Income            Stage
                                             ----------------  ---------------   ---------------  ----------------  ----------------

Balance forward                                    38,149,942  $       381,499   $    29,012,319  $             --  $   (11,178,617)

September 15, 2000, warrants
 issued below market value
 (unaudited)                                               --               --         1,500,000                --               --

Currency translation adjustment                            --               --                --           198,127               --

Net loss for the nine months
 ended September 30, 2000
 (unaudited)                                               --               --                --                --      (11,619,680)
                                             ----------------  ---------------   ---------------  ----------------  ---------------
Balance, September 30, 2000
 (unaudited)                                       38,149,942  $       381,499   $    30,512,319  $        198,127  $   (22,798,297)
                                             ================  ===============   ===============  ================  ===============

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                                         From
                                                                                                                     Inception on
                                                       For the                              For the                    March 26,
                                                   Nine Months Ended                   Three Months Ended            1992 Through
                                                      September 30,                       September 30,             September 30,
                                                 2000              1999              2000               1999             2000
                                             ----------------  ---------------   ---------------  ----------------  ----------------

CASH FLOWS FROM OPERATING
 ACTIVITIES

   Net loss                                  $    (11,619,680) $    (5,413,579)  $    (3,349,837) $     (4,503,978) $   (22,798,297)
   Adjustments to reconcile net loss to
    net cash provided (used) by
    operating activities:
     Depreciation and amortization                    228,719            7,224           168,859             1,280          279,413
     Common stock issued for services
       and equity discounts                         8,548,872          857,150         1,856,794           104,993        9,817,672
     Loss on sale of assets                                --          387,649                --           387,649          387,649
   Change in operating asset and liability
     accounts:

     (Increase) decrease in overpayment
      receivable                                     (162,350)              --          (162,350)               --         (162,350)
     (Increase) decrease in prepaid
      assets                                         (449,841)              --            85,576                --         (449,841)
     (Increase) decrease in other assets              775,872          (17,240)           49,892           169,035           96,505
     Increase (decrease) in accounts
      payable                                      (1,016,712)         959,770           (70,254)          729,547          136,335
     Increase (decrease) in cash
      overdraft                                            --            2,095                --             2,095               --
     Increase (decrease) in accrued
      expenses                                       (150,428)         133,635           (39,800)           23,901          922,927
                                             ----------------  ---------------   ---------------  ----------------  ---------------
       Net Cash Provided (Used) by
        Operating Activities                       (3,845,548)      (3,083,296)       (1,461,120)       (3,085,478)     (11,769,987)
                                             ----------------  ---------------   ---------------  ----------------  ---------------
CASH FLOWS FROM INVESTING
 ACTIVITIES

   Proceeds from sale of assets                            --                1                --                 1                1
   Purchase of fixed assets                          (640,148)          (1,738)          (34,774)           (1,738)        (748,217)
   Equipment procurement costs                             --         (364,110)               --          (364,110)        (364,110)
                                             ----------------  ---------------   ---------------  ----------------  ---------------

       Net Cash (Used) by Investing
       Activities                                    (640,148)        (365,847)          (34,774)         (365,847)      (1,112,326)
                                             ----------------  ---------------   ---------------  ----------------  ---------------

CASH FLOWS FROM FINANCING
 ACTIVITIES

   Repayment of note payable - related
    parties                                        (2,394,287)        (199,875)         (171,752)         (199,875)      (2,642,522)
   Loans from related parties                          82,178        2,795,834                --         2,795,834        7,638,908
   Issuance of convertible debentures                  -               650,000            -                650,000          650,000
   Common stock issued for cash                    10,240,750          200,000         3,090,870           200,000       11,047,148
   Cash acquired from purchase of
    subsidiary                                        142,254               --           142,254                --          142,254
                                             ----------------  ---------------   ---------------  ----------------  ---------------
       Net Cash Provided (Used) by
       Financing Activities                  $      8,070,895  $     3,445,959   $     3,061,372  $      3,445,959  $    16,835,788
                                             ================  ===============   ===============  ================  ===============

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                                                        From
                                                                                                                     Inception on
                                                         For the                             For the                   March 26,
                                                     Nine Months Ended                  Three Months Ended           1992 Through
                                                       September 30,                      September 30,             September 30,
                                                  2000              1999              2000              1999            2000
                                             ----------------  ---------------   ---------------  ----------------  ----------------

NET INCREASE (DECREASE) IN
CASH AND CASH  EQUIVALENTS                   $      3,585,199  $        (3,184)  $     1,565,478  $         (5,366) $     3,953,475

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                  368,276            3,184         2,387,999             5,366               --
                                             ----------------  ---------------   ---------------  ----------------  ---------------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                               $      3,953,475  $            --   $     3,953,475  $             --  $     3,953,475
                                             ================  ===============   ===============  ================  ===============
CASH PAID FOR:

   Interest                                  $         12,946  $            --   $            --  $             --  $        12,946
   Income taxes                              $             --  $            --   $            --  $             --  $            --

NON-CASH FINANCING ACTIVITIES

   Common stock issued for services
    and  equity discounts                    $      8,548,872  $       857,150   $     1,856,794  $        104,993  $     9,817,672
   Common stock issued in acquisition
    of subsidiary                            $      5,500,000  $            --   $     5,500,000  $             --  $     8,261,773
   Common stock issued for conversion
    of debt                                  $        100,000  $            --   $            --  $             --  $     1,435,413

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


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

              PTC Group, Inc., (Group) (formerly Intryst, Inc.) was incorporated under the laws of the State of Idaho on April 24, 1969.

              On June 22, 1999, Group and Holdings completed an Agreement and Plan of Merger whereby Group issued 25,044,146 shares of its common stock in exchange for all of the outstanding common stock of Holdings. Immediately prior to the Agreement and Plan of Merger, Group had 6,291,450 shares of common stock issued and outstanding. The acquisition was accounted for as a recapitalization of Holdings because the shareholders of Holdings controlled Group after the acquisition. Therefore, Holdings was treated as the acquiring entity for accounting purposes and Group was the surviving entity for legal purposes. There was no adjustment to the carrying value of the assets or liabilities of Holdings. On August 19, 1999, the shareholders of the Company authorized a 1 for 10 reverse stock split. All references to shares of common stock have been retroactively restated.

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


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

              SIGMA Elektroteknisk, AS (SIGMA) was incorporated on January 6, 1994 under the laws of the Country of Norway to engage in the business of developing and producing personal combustion power plants (PCP's), an energy converter utilizing a Stirling engine that runs on natural gas or propane and produces heat and electricity for use in micro CHP (combined heat and power) systems, an appliance to produce heat and power in households.

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a.  Accounting Method

              The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              b.  Basic Loss Per Share

              The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements. Fully diluted loss per share is not presented because of the antidilutive nature of the stock equivalents.

                                                  For the                                 For the
                                              Nine Months Ended                       Three Months Ended
                                                September 30,                           September 30,
                                           2000               1999                 2000               1999
                                     -----------------  ------------------  ------------------  ------------------
                                        (Unaudited)         (Unaudited)         (Unaudited)        (Unaudited)

              Net (loss)
                (numerator)          $     (11,619,680) $       (5,413,579) $       (3,349,837) $       (4,503,978)

              Weighted average
               shares outstanding
                (denominator)               35,282,677           6,564,458          36,405,608           8,907,326
                                     -----------------  ------------------  ------------------  ------------------
              Basic (loss) per
               share                 $           (0.33) $            (0.82) $            (0.09) $            (0.51)
                                     =================  ==================  ==================  ==================

              c.  Provision for Taxes

              At September 30, 2000, the Company has net operating loss carryforwards of approximately $22,800,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

              d.  Cash and Cash Equivalents

              The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

              e.  Principles of Consolidation

              The September 30, 2000 unaudited financial statements are consolidated with Ocean Power Corporation, Integrated Water and Power Corporation, Advanced Power Sources Corporation, Manufacturing Technologies Corporation and SIGMA Elektroteknisk, AS. All significant intercompany accounts and transactions have been eliminated.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              f.  Equipment

              Office equipment and software are recorded at cost. Major additions and renewals are capitalized and depreciated over their estimated useful lives of 3 to 7 years using the straight-line method. Leasehold improvements are depreciated over the shorter of their useful lives or the lease term. Depreciation expense for the nine months ended September 30, 2000 and 1999 was $96,507 and $7,244, respectively.

              Equipment consists of the following:
                                                                                 September 30,     December 31,
                                                                                   2000               1999
                                                                            ------------------  ------------------
                                                                                (Unaudited)

                           Equipment                                        $          591,232  $               --
                           Office equipment and furniture                              199,372              36,748
                           Computers and software                                       89,733              46,834
                           Phone system                                                 19,667              19,667
                           Leasehold improvements                                        9,590                  --
                           Artwork                                                       1,374                  --
                           Accumulated depreciation                                   (255,128)            (50,694)
                                                                            ------------------  ------------------
                           Net Equipment                                    $          655,840  $           52,555
                                                                            ==================  ==================

              g.  Goodwill

              The cost of investment in subsidiaries in excess of the fair value of net assets at the date of purchase is being amortized by the straight-line method over a period of ten years.

              h.  Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              i.  Change in Accounting Principle

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              j.  Revenue Recognition Policy

              The  Company   currently  has  no  source  of  revenues.   Revenue
              recognition policies will be determined when principal operations begin.

              k.  Advertising

              The  Company   follows  the  policy  of  charging   the  costs  of
              advertising to expense as incurred.

              l.  Long-lived Assets

              All long-lived assets are evaluated yearly for impairment per SFAS 121, "Accounting for the Impairment of Loing-Lived Assets and for Long-Lived Assets to Be Disposed Of". Any impairment in value is recognized as an expense in the period when the impairment occurs.

              m.  Research and Development

              All amounts expended for research and development are charged to expense as incurred. The Company expensed $223,156 and $-0- as research and development for the nine months ending September 30, 2000 and 1999, respectively.

              n.  Unaudited Financial Statements

              The accompanying unaudited consolidated financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

NOTE 3 -      ADVANCES

              During 1997, 1998, 1999 and 2000, the Company made cash advances of $663,965 to employees. The advances were formalized through the signing of notes receivable bearing interest at 10% per annum with each employee at the end of each year. Per the terms of the notes, interest is added to the balance of the notes at the end of each year.

              During the nine months ended September 30, 2000, employees have repaid $366,870 of the total advances.

              Advances to employees for the periods ending:

                           December 31, 1999            $          292,095
                           September 30, 2000                        9,122
                                                        ------------------

                                  Total Advances        $          301,217
                                                        ==================

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 4 -      EQUIPMENT PROCUREMENT COSTS

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

NOTE 5 -      PREPAID EXPENSES

              The Company's prepaid expense is comprised of the following items:

                                       September 30,     December 31,
                                           2000              1999
                                     ------------------  -----------
                                         (Unaudited)

      Prepaid services               $          225,000  $           -
      Prepaid maintenance                           464              -
      Prepaid insurance                           5,371              -
      Prepaid license agreement                 250,000              -
                                     ------------------  -------------

                 Total               $          480,835  $           -
                                     ==================  =============

              During March 2000, the Company purchased a motor from STM Corporation (STM) for the development of its desalination equipment for $132,200. As part of this purchase, the Company entered into a thirty year license agreement to obtain certain exclusive rights to STM patented and unpatented technology related to Stirling cycle heat engines, which began in April 2000, for a minimum payment of $500,000 per year. At September 30, 2000, the Company prepaid $250,000 towards this license agreement.

              The Company also entered into a service agreement for the motor beginning May 2000. The agreement called for the payment of $192,500 for one year. During July, the Company canceled this agreement and returned the motor.

              During July 2000, the Company prepaid consulting services in the amount of $225,000.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 6 -      PATENTS

              During November 1998, the Company's wholly-owned subsidiary, SIGMA, entered into an agreement with Silent Clean Power, AB
              (SCP), (a Swedish company) to purchase licenses and patents to certain technology associated with the Company's PCP development for $1,518,935, payable in stock and a note payable. The licenses and patents are being amortized over their estimated useful lives of 111 to 134 months using the straight-line method. Amortization expense for the nine months ended September 30, 2000 and 1999 was $22,383 and $-0-, respectively.

              At September 30, 2000, the Company owed SCP $595,583 on the remainder of its license and patent obligation.

              Annual maturities of licenses and patents payable are as follows:

                           2000                       $          302,225
                           2001                                  164,850
                           2002                                  128,508
                                                      ------------------

                                                      $          595,583
                                                      ==================

NOTE 7 -      BUSINESS COMBINATION

              On August 12, 2000, the Company acquired SIGMA Elektroteknisk, AS (SIGMA) by exchanging 1,718,748 shares of its common stock for all of the common stock of SIGMA. The purchase was accounted for as a purchase in accordance with APB 16, "Business Combinations." The excess of the total acquisition cost over the fair value of the net assets acquired of $6,589,756 is being amortized over 10 years by the straight-line method. Amortization expense amounted to $109,829 at September 30, 2000.

              The results of operations of SIGMA since the date of acquisition are included in the consolidated financial statements.

              Unaudited proforma consolidated results of operations for the year ended December 31, 1999 as though SIGMA had been acquired as of January 1, 1999 follows:

                                                             December 31,
                                                              1999

                           Sales                       $           -

                           Net loss                            (7,917,634)
                                                       ==================

                           Earnings per share          $            (0.29)
                                                       ==================

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 8 -      NOTES PAYABLE - RELATED PARTIES

              Notes payable - related party at September 30, 2000 consist of the following:

              Unsecured note payable to a related party bearing  interest at 10%
               per annum, all unpaid interest and principle due
               on demand.                                                                        $          87,152

              Unsecured note payable to a related party bearing  interest at 10%
               per annum, all unpaid interest and principle due
               upon demand.                                                                                286,380

              Unsecured note payable to a related party bearing interest at
               10% per annum, due upon demand.                                                             419,649

              Unsecured note payable to a related party bearing interest at
               10% per annum, due upon demand.                                                              55,131

              Unsecured note payable to a related party bearing interest at
               10% per annum, due upon demand.                                                             248,987

              Unsecured note payable to a related party bearing interest at
               10% per annum, due upon demand.                                                              66,564

              Unsecured note payable to a related party bearing interest at
               10% per annum, due upon demand.                                                             118,345

              Unsecured note payable to a related party bearing interest at
               10% per annum, due upon demand.                                                               5,429

              Unsecured note payable to a related party bearing interest at
               10% per annum due upon demand.                                                               71,494

              Unsecured note payable to a related party bearing interest at
               10% per annum, due upon demand.                                                               1,495
                                                                                                 -----------------

              Total Notes Payable - Related Parties                                              $       1,360,626
                                                                                                 =================

              Annual maturities of notes payable - related parties are as follows:

                                Year
                                ----
                                2000                                                             $       1,360,626
                                                                                                 =================

              Total interest expense to related parties was $142,270 and $247,307 for the nine months ended September 30, 2000 and 1999, respectively.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 9 -       NOTES PAYABLE

               Notes payable at September 30, 2000 consist of the following:

               Note payable to a bank bearing a variable  interest rate,  (10.9%
                at September 30, 2000) due in equal semi-annual
                payments which began May 1, 2000, unsecured.                                     $         146,545

               Note payable to a bank bearing a variable  interest rate,  (10.9%
                at September 30, 2000) due in equal semi-annual

                payments which began May 10, 2000, unsecured.                                              573,195
               Note payable to a bank bearing a variable  interest rate,  (10.9%
                at September 30, 2000) due in equal semi-annual

                payments which began April 3, 2000, unsecured.                                              52,814
                                                                                                 -----------------

               Total Notes Payable                                                               $         772,554
                                                                                                 =================

               Annual maturities of notes payable are as follows:

                         Years Ending

                         December 31,

                               2000                                                              $         345,334
                               2001                                                                        230,223
                               2002                                                                        196,997
                                                                                                 -----------------

                                                                                                 $         772,554

               Total interest expense was $20,594 and $-0- for the nine months ended September 30, 2000 and 1999, respectively.

NOTE 10 -      CONVERTIBLE DEBENTURES

               During November 1999, the Company issued three convertible debentures for $100,000 each. Two of the debentures are due
               August 1, 2004 and the third is due November 1, 2004. The debentures accrue interest at 12% per annum. The holders of the debentures retain the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.50 per share. Any shares issued under the conversion privileges of these debentures carry two purchase warrants allowing the holder to purchase one additional restricted share for each share purchase warrant held at a price of $0.75 per share. The share purchase warrants are valid for five years after the date of purchase. Interest expense associated with these debentures amounted to $17,500 at September 30, 2000.

               During March 2000, 66,667 shares of common stock were issued to convert one of the three debentures and 133,333 shares were issued in conjunction with the warrants.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 10 -      CONVERTIBLE DEBENTURES (Continued)

               During November 1999, the Company issued a convertible debenture for $350,000. The debenture is due August 1, 2004 and accrues interest at 12% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.50 per share. Any shares issued under the conversion privileges of this debenture also carry two purchase warrants allowing the holder to purchase one additional restricted share for each share purchase warrant held at a price of $0.75 per share. The share purchase warrants are valid for five years after the date of purchase. Interest expense associated with this debenture amounted to $26,250 at September 30, 2000.

               The  Company  recognized   additional   compensation  expense  of
               $650,000 during 1999 to reflect the discount on the warrants.

NOTE 11 -      ACCRUED EXPENSES

               The company's accrued expenses are comprised of the following items:

                                             September 30       December 31,
                                               2000                1999
                                        -----------------  --------------------
                                              (Unaudited)
 Accrued payroll taxes payable          $          11,119  $          50,411
 Accrued interest payable - payroll                52,717             52,717
 Accrued payroll tax penalty                       98,845             98,845
 Accrued interest payable - notes                  56,750            124,609
 Accrued other taxes                                3,890             -
 Accrued vacation wages payable                    17,274             -
                                        -----------------  -----------------

               Total                    $         240,595  $         326,582
                                        =================  =================

               During 1997, 1998, 1999 and 2000, the Company made cash advances of $678,965 to employees. Due to the advances resembling payroll activities, the Company has accrued payroll taxes for the employer's portion at 7.65%, interest at 8% and penalties at 15% for each year. During the nine months ended September 30, 2000, the Company repaid $889,389 of the accrued payroll amounts for 1997, 1998 and 1999 through payroll in 2000, resulting in a reduction in accrued payroll taxes of $50,411.

NOTE 12 -      GOING CONCERN

               The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had limited activities since inception and is considered a development stage company because it has no significant revenues, planned principal operations have not yet commenced and the Company has incurred losses from its inception through September 30, 2000. The Company does not have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 12 -      GOING CONCERN (Continued)

               In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include raising additional capital through the sale of common stock, the proceeds of which will be used to develop the Company's products, pay operating expenses and pursue acquisitions and strategic alliances. The Company expects that it will need $10,000,000 to $15,000,000 of additional funds for operations and expansion in 2000 and 2001. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

               The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 13 -      COMMITMENTS AND CONTINGENCIES

               a.  Contributions Payable

               During 2000, 1999, 1998 and 1997, the Company's wholly-owned subsidiary, SIGMA, received a total of $421,665 as contributions for its PCP project, a project to develop an energy converter utilizing a Stirling engine that runs on natural gas or propane and produces electricity and heat for use in the micro CHP (combined heat and power), an appliance to produce heat and power in households. This amount is payable upon demand or may be converted into the Company's common stock at a rate of $1.87 per share at any time.

               b.  Employment Agreements

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 13 -      COMMITMENTS AND CONTINGENCIES (Continued)

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

               c.  Consulting Agreements

               During July 1997, the Company entered into a consulting agreement with Richard Morris Associates for services in connection with the development of the Company's desalination project on an as needed basis. The agreement is for one year and calls for the payment of $1,000 per month plus expenses. During June 1998, the Company extended this agreement through December 1998. During January 1999, the Company extended this agreement through December 1999. During January 2000, the Company extended this agreement through December 2000.

               During June 1999, the Company entered into a consulting agreement with D. Weckstein & Co., Inc. (Weckstein) as financial consultants and investment bankers for a period of two years. The agreement calls for the Company to issue options to purchase 300,000 shares of the Company's common stock at a price of $5.00 per share for a period of three years from the date of the agreement. The agreement also calls for cash payments in connection with certain financial transactions consummated as a result of introduction by Weckstein such as mergers, acquisitions, joint ventures, debt or lease placements and similar or other, on-balance or off-balance sheet corporate finance transactions as follows:

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

               During December 1999, the agreement was amended whereby Weckstein will receive options to purchase up to 125,000 shares of common stock at a price of $1.00 per share until December 31, 2003. During 1999, the Company paid $10,000 in commissions to Weckstein. No options were exercised as of December 31, 1999 (see
               Note 14).

               During March 1999, the Company entered into a consulting agreement with Richard Brown for services in connection with obtaining equity financing for the Company. The agreement calls for the payment of a 10% commission for any and all funds delivered to the Company during 1999. No funds were delivered to the Company and no commission payments were made during 1999.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

               During July 1999, the Company entered into a six month business consulting agreement with Xcel Associates, Inc. to perform business management and marketing services, which may be renewed for a provisional three month period upon mutual agreement of the parties. The agreement calls for the Company to issue 500,000 shares of the Company's common stock as follows: 1) 150,000 shares within one week of signing the agreement; b) 150,000 shares within 30 days based on mutually agreed upon performance; and 3) 200,000 within the following 60 days based on mutually agreed upon performance as well as the right to purchase up to 1,000,000 shares of common stock at $0.50 per share and the payment of expenses incurred.

               During November 1999, the Company entered into a 30 day consulting agreement with Intercontinental Capital Corp. to assist the Company obtain financing. The agreement calls for the Company to pay $42,000 for services, $6,000 for expenses and issue 60,000 shares of the Company's common stock. The Company paid all fees and expenses and issued 60,000 shares of common stock in conjunction with this agreement and allowed the agreement to expire.

               During January 2000, the Company entered into a three year consulting agreement with Clement J. Wohlreich to provide financial, marketing and management services. The agreement calls for the Company to issue 100,000 units at $3.00 per unit, consisting of one share of the Company's common stock and one warrant. The warrants will have a life of three years and a purchase price of $1.50 per warrant.

               During January 2000, the Company entered into a three year consulting agreement with EBM, Inc. to disseminate investor information on the Company to the market place and develop buyers who purchase the Company's stock. The agreement calls for the Company to pay $4,000 per month until the Company secures a total of $5,000,000 in financing, then the Company will pay $6,000 per month for 12 months and grant 100,000 options to purchase the Company's common stock. The options will have a four year life and will be priced at $1.50 per share.

               During January 2000, the Company entered into a consulting agreement with Donner Corp. International to provide initial marketing and promotion services. The agreement calls for the Company to pay a retainer of $2,500, $100,000 for services in connection with assisting the Company to implement its business objectives and issue 10,000 warrants to purchase the Company's common stock at a strike price equal to 80% of the lowest five-day average stock closing price from January 2-31, 2000. The warrants are exercisable for three years beginning February 1, 2000.

               During February 2000, the Company signed an amendment to its agreement for consulting services with Weckstein. The amendment calls for the Company to issue 75,000 options to purchase the Company's common stock exercisable at $6.00 per share for three years.

               During April 2000, the Company signed an amendment to its agreement for consulting services with Weckstein dated February 18, 2000. The amendment cancels the 100,000 options previously issued and calls for the Company to issue 110,000 options to purchase the Company's common stock exercisable at $3.00 per share until February 18, 2003.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 13 -      COMMITMENTS AND CONTINGENCIES (Continued)

               d.   Office and Building Lease

               The Company leases its office space under a non-cancellable operating lease which expires on April 30, 2002. The monthly rent amount is $15,312 with yearly increases of approximately 2% per year. Rent expense for the nine months ended September 30, 2000 and 1999 was $127,666 and $97,742, respectively.

               During July 2000, the Company's wholly-owned subsidiary, SIGMA, signed a one year lease for building and warehouse space with its Chief Executive Officer. The lease calls for payments of $6,220 per month and is renewable for 2 years at the discretion of the Company.

               e.  License Agreements

               During April 2000, the Company entered into a licensing agreement with STM to obtain exclusive rights to STM patented and unpatented technology related to Stirling cycle heat engines. The agreement is for thirty years and calls for payments of $500,000 per year.

               During September 2000, the Company entered into a licensing agreement with Aquamax (International) Holding, B.V. (Aquamax), a Dutch Corporation and Keeran Corporation, N.V. (Keeran), a Netherlands Antillies Corporation, to obtain exclusive rights to make, have made, use, distribute, install, offer to sell, sell and sub-license licensed products and purchase parts to certain technology.

               The agreement is for 10 years and calls for payments as follows:

               a) $100,000 non-refundable advance upon acceptance;

               b) $300,000 upon full execution and delivery of the agreement;

               c) 200,000 shares of the Company's common stock within 10 days of delivery of the agreement;

               d) $1,600,000 upon completion of a private placement of the Company's common stock no later than December 31, 2000;

               e) 200,000 shares of the Company's common stock upon payment of the $1,600,000 payment referred to above;

               f) $2,000,000 no later than December 31, 2000; and

               g) 200,000 shares of the Company's common stock upon payment of the $2,000,000 payment referred to above.

               The Company also granted Aquamax and Keeran certain exclusive rights in its technology for certain applications. In exchange, the Company will receive 50% of any license royalty or amounts of a similar nature they receive from third parties.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 14 -      DILUTIVE INSTRUMENTS

               a.  Stock Options

               The Company applied Accounting Principles Board ("APB") Option 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for all stock option plans. Under APB Option 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

               FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 32 percent for all years; risk-free interest rates of 10.0 percent and expected lives of 4.5 years.

                                                           For the                            For the
                                                        Nine Months Ended                  Three Months Ended
                                                          September 30,                      September 30,
                                             ------------------------------------------------------------------
                                                     2000             1999              2000              1999
                                             ----------------  ---------------   ---------------  -----------------
               Net loss:
                  As reported                $    (11,619,680) $    (5,413,579)  $    (3,349,837) $     (4,503,978)
                  Pro Forma                       (11,619,680)      (5,413,579)       (3,349,837)       (4,503,978)

               Net loss per share:
                  As reported                $          (0.33) $         (0.82)  $        (0.09) $           (0.51)
                  Pro Forma                             (0.33)           (0.82)           (0.09)             (0.51)

               During the initial phase-in period of SFAS No. 123, the effect of pro forma results are not likely to be representative of the effects on pro forma results in future years since options vest over several years and additional options could be granted each year.

               The company has granted the following warrants and options as of September 30, 2000:


                          Date of        Exercise      Exercise        Trading         Amount       Expiration
   Description            Grant           Number       Price            Price         Exercised       Date
--------------------  --------------  -------------  -------------   -------------  -------------  ------------

        D. Weckstein         6-23-99        300,000  $        5.00   $        5.20         -            Canceled
     Xcel Associates         7-12-99        100,000  $        5.00   $        7.80         20,000        7-12-00
     Xcel Associates          9-9-99        100,000  $        1.00   $        2.90        100,000         3-9-00
        D. Weckstein         12-7-99        125,000  $        1.00   $        1.16         -            Canceled
        D. Weckstein         2-18-00        100,000  $        6.00   $        6.25         -            Canceled
           EBM, Inc.         2-22-00        100,000  $        1.50   $        6.25         -             2-22-04
        D. Weckstein         4-19-00        110,000  $        3.00   $        3.31         -             2-18-03
                                      -------------                                 -------------

                      Total                 935,000                                       120,000
                                      =============                                 =============

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 14 -      DILUTIVE INSTRUMENTS (Continued)

               On June 23,  1999,  the Company  issued  options to  Weckstein in conjunction with a consulting agreement to purchase 300,000 shares of the Company's common stock at a price of $5.00 per share. The Company recognized additional compensation expense of $6,000 as part of the recapitalization due to the options being granted below market, or $5.20 on the date of issuance.

               On July 12, 1999, the Company issued options to Xcel Associates, Inc. in conjunction with a consulting agreement to purchase 100,000 shares of the Company's common stock at a price of $5.00 per share. The company recognized additional compensation expense of $28,000 as part of the recapitalization due to the options being granted below market, or $7.80 on the date of issuance.

               On July 15, 1999, Xcel exercised 10,000 of the options granted July 12, 1999 for cash of $50,000, or $5.00 per share.

               On July 26, 1999, Xcel exercised 10,000 of the options granted July 12, 1999 for cash of $50,000, or $5.00 per share.

               On September 9, 1999, the Board of Directors authorized the issuance of options to Xcel Associates, Inc. for the purchase of 100,000 shares of the Company's common stock at a price of $1.00 per share. The Company recognized additional compensation expense of $190,000 due to the options being granted below market, or $2.90 on the date of issuance.

               On December 7, 1999, the Company amended its consulting agreement with Weckstein dated June 23, 1999 resulting in a cancellation of the 300,000 options and issuance of 125,000 new options with a exercise price of $1.00 per share. The Company recognized additional compensation expense of $20,000 due to the options being granted below market, or $1.16 on the date of issuance.

               On February 18, 2000, the Company amended its consulting agreement with Weckstein dated December 7, 1999 resulting in a cancellation of the 125,000 options and issuance of 100,000 new options with an exercise price of $6.00 per share. The Company recognized additional compensation expense of $25,000 due to the options being granted below market, or $6.25 on the date of issuance.

               On February 22, 2000, the Company issued options to EBM, Inc. in conjunction with a consulting agreement for the purchase of 100,000 shares of the Company's common stock at a price of $1.50 per share. The Company recognized additional compensation expense of $475,000 due to the options being granted below market, or $6.25 on the date of issuance.

               On April 14, 2000, the Company amended its consulting agreement with Weckstein dated February 18, 2000, resulting in a cancellation of the 100,000 options and issuance of 110,000 new options with an exercise price of $3.00 per share. The Company recognized additional compensation expense of $34,100 due to the options being granted below market, or $3.31 per share on the date of issuance.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 14 -      DILUTIVE INSTRUMENTS (Continued)

               b.  Warrants

               A summary of the Company's outstanding warrants as of September 30, 2000 is presented below:

                           Warrant       Exercise      Exercise        Trading         Amount       Expiration
   Description               Date         Number        Price            Price         Exercised       Date
--------------------  --------------  -------------  -------------   -------------  -------------  ---------------

Freedom Funding              3-30-99         70,000  $        1.50   $        1.50         70,000         3-30-04
Freedom Funding,
  Paradon Limited,
  Enterprise Capital          5-7-99        720,738  $        1.50   $        1.50        720,738          5-7-04
Regis Investment            11-16-99        133,333  $        0.75   $        1.50        133,333       11-16-04
Venture Investment          11-16-99        133,333  $        0.75   $        1.50         -            11-16-04
Freedom Funding             11-16-99        133,333  $        0.75   $        1.50         -            11-16-04
Freedom Funding             11-16-99        466,667  $        0.75   $        1.50         -            11-16-04
Clement J. Wohlreich          1-1-00        100,000  $        1.50   $        1.38         -              1-1-03
Donner Corp, Int'l           1-20-00        100,000         $ 2.17         $  2.71         -              2-1-03
Private Placement         1-25-00 to                                                                  1-25-00 to
  Investors                  8-30-00      1,930,792  $        2.24   $        3.58         62,792         8-30-03
Private Placement            9-15-00      1,000,000  $        1.50   $        3.00         -              9-15-03
                                      -------------                                 -------------

                                          4,788,196                                       986,863
                                      =============                                 =============

               During March 1999, the Company issued warrants allowing the holder to purchase one restricted share of the Company's common stock for each share purchase warrant held in conjunction with convertible debentures issued in November 1998. The total warrants granted amounted to 70,000 shares at an exercise price of $1.50 per share for five years. The Company did not recognize any additional compensation expense due to the grant price equaling the market price on the date of issuance.

               During May 1999, the Company issued warrants allowing the holder to purchase one restricted share of the Company's common stock for each share purchase warrant held in conjunction with convertible debentures issued in November 1998. The total warrants granted amounted to 720,738 shares at an exercise price of $1.50 per share for five years. The Company did not recognize any additional compensation expense due to the grant price equaling the market price on the date of issuance.

               During November 1999, the Company issued warrants allowing the holder to purchase one additional restricted share of the Company's common stock for each share purchase warrant held in conjunction with four convertible debentures. The total warrants granted amounted to 866,666 shares at an exercise price of $1.50 per share for five years. The Company recognized additional compensation expense of $650,000 due to the warrants being granted below market, or $1.50 on the date of issuance.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 14 -      DILUTIVE INSTRUMENTS (Continued)



               During January 2000, the Company issued warrants allowing the holder to purchase 100,000 shares of the Company's common stock in conjunction with a consulting agreement. The warrants are exercisable at a price of $1.50 per share for three years. The Company did not recognize any additional compensation due to the grant price being below the market price on the date of issuance.

               During January 2000, the Company issued warrants allowing the holder to purchase 100,000 shares of the Company's common stock in conjunction with a consulting agreement. The warrants are exercisable at a price of $2.17 per share for three years. The Company recognized additional compensation expense of $54,000 due to the warrants being granted below market, or $2.71 on the date of issuance.

               January 25, - August 30, 2000, the Company issued warrants allowing the holder to purchase one share of the Company's common stock for each share purchase warrant held in conjunction with a private placement memorandum. The total warrants granted amounted to 1,930,792 shares at a weighted average exercise price of $2.24 per share for three years. The Company recognized additional compensation expense of $4,322,332 due to the warrants being issued below the weighted average market price of $3.58 between January 25, 2000 and August 30, 2000.

               During September 2000, the Company issued warrants allowing the holder to purchase one share of the Company's common stock for each share purchase warrant held in conjunction with a private placement memorandum. The total warrants granted amounted to 1,000,000 shares at a price of $1.50 per share for three years. The Company recognized additional compensation expense of $1,500,000 due to the warrants being issued below the selling price of $3.00 per share.

NOTE 15 -      STOCK ISSUANCES

               On September 15, 2000, the Company issued 1,000,000 shares of its common stock in conjunction with a private placement memorandum for cash of $3,000,000, or $3.00 per share.

               From January 25 to August 30, 2000, the Company issued 1,930,792 shares of its common stock valued at a weighted average price of $3.58 per share pursuant to a private placement memorandum for $6,912,731 of cash.

               On July 25, 2000, the Company issued 1,718,748 shares of its common stock for the purchase of SIGMA in the amount of $5,500,000, or $3.20 per share.

               On July 25, 2000, the Company issued 100,000 shares of its common stock valued at $3.00 per share for services of $300,000.

               On March 27, 2000, the Company issued 46,486 shares of its common stock in three issuances at a weighted average price of $4.95 per share for debt of $231,812.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 15 -      STOCK ISSUANCES (Continued)

               On March 16, 2000, the Company issued 133,333 shares of its common stock for warrants held at $0.75 per share, or $100,000 of cash.

               On March 16, 2000, the Company issued 66,667 shares of its common stock for a convertible debenture at $1.50 per share, or $100,000.

               On March 9, 2000, the Company issued 62,792 shares of its common stock for warrants held at $1.99, or $125,019 of cash.

               On January 26, 2000, the Company issued 47,619 shares of its common stock valued at $2.10 per share pursuant to a private placement memorandum for $100,000 of cash.

               On January 5, 2000, the Company issued 60,000 shares of its common stock valued at $4.34 per share for $260,400 of services.

               On January 4, 2000, the Company issued 147,580 shares of its common stock valued at $2.75 per share for $100,000 of debt and $305,845 of services.

               On December 31, 1999, the Company issued 592,744 shares of its common stock to shareholders for the conversion of $889,117 of debt. The shares were valued at $1.50 per share which was the conversion price on a convertible debenture issued on November 16, 1999. The debt was for funds advanced to the Company to pay general operating expenses paid by shareholders.

               On December 23, 1999, the Company issued 120,773 shares of common stock valued at $0.83 per share for $100,000 of cash. The share issuance was a part of a $600,000 private placement. (Note 13)

               On December 20, 1999, the Company issued 193,939 shares of common stock valued at $0.83 per share for $160,000 of cash. The share issuance was a part of a $600,000 private placement. (Note 13)

               On December 15, 1999, the Company issued 33,333 shares of common stock valued at $0.90 per share for $30,000 of cash. The share issuance was a part of a $600,000 private placement. (Note 13)

               On December 13, 1999, the Company issued 160,131 shares of common stock valued at $0.84 per share for $135,000 of cash. The share issuance was a part of a $600,000 private placement. (Note 13)

               On December 10, 1999, the Company issued 175,070 shares of common stock valued at $0.71 per share for $125,000 of cash. The share issuance was a part of a $600,000 private placement. (Note 13)

               On December 10, 1999, the Company issued 71,839 shares of common stock valued at $0.70 per share for $50,000 of cash. The share issuance was a part of a $600,000 private placement. (Note 13)

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 15 -      STOCK ISSUANCES (Continued)

               On November 29, 1999, the Company issued 400,000 shares of common stock valued at the trading price of $1.34 per share for finders fees relating to the reverse merger acquisition and cash raised by shareholders of the Company. The total valuation of $537,000 has been presented as an offset to additional paid-in capital as stock offering costs.

               On October 1, 1999, the Company canceled 502,500 shares of common stock which had been issued prior to the reverse merger. Accordingly, the Company canceled the shares at a zero valuation because the expense recorded as part of the retained deficit of Group was eliminated as part of the reverse merger.

               On September 9, 1999, the Company issued 100,000 shares of common stock valued at $1.00 per share for cash pursuant to Rule 144.

               On September 2, 1999, the Company issued 20,000 shares of common stock valued at $2.90 per share for consulting services rendered. The shares were issued at the trading price on the date of issue.

               On August 12, 1999, the Company issued 100,000 shares of its common stock valued at $2.50 per share for interest of $250,000.

               On July, 26, 1999, the Company issued 10,000 shares of its common stock valued at $5.00 per share for cash of $50,000.

               On July, 15, 1999, the Company issued 10,000 shares of its common stock valued at $5.00 per share for cash of $50,000.

               On July, 15, 1999, the Company issued 15,000 shares of its common stock valued at $7.80 per share for services of $117,000.

               On June 22, 1999, the Company completed a recapitalization between Group (acquired entity) and Holdings, (acquiring entity). The presentation of the recapitalization is as follows: The equity of the acquiring entity (Holdings) is presented as the equity of the combined enterprise; however, the capital stock account of the acquiring entity (Holdings) is adjusted to reflect the par value of the outstanding stock of the legal acquirer (Group) after giving effect to the number of shares issued in the reverse merger. Accordingly, at the date of the reverse merger, the Company had 6,291,450 shares of common stock outstanding; and 25,044,146 shares as detailed below have been retroactively restated for the equivalent number of shares received in the merger by Holdings.

               On June 17, 1999, the Company issued 6,960 shares of its common stock valued at $0.003 per share for cash of $20.

               On May 19, 1999, the Company issued 372,360 shares of its common stock valued at $0.003 per share for cash of $1,070.

               On May 13, 1999, the Company issued 139,200 shares of its common stock valued at $0.003 per share for cash of $400.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 15 -      STOCK ISSUANCES (Continued)

               On May 7, 1999, the Company issued 2,610,000 shares of its common stock valued at $0.003 per share for conversion of debt of $7,500.

               On May 7, 1999, the Company issued 348 shares of its common stock valued at $0.003 per share for cash of $1.

               On May 5, 1999, the Company issued 32,016 shares of its common stock valued at $0.003 per share for cash of $92.

               On May 3, 1999, the Company issued 25,717 shares of its common stock valued at $0.003 per share for conversion of debt of $74.

               On April 30, 1999, the Company issued 22,968 shares of its common stock valued at $0.003 per share for conversion of debt of $66.

               On April 30, 1999, the Company issued 2,888 shares of its common stock valued at $0.003 per share for cash of $8.

               On April 28, 1999, the Company issued 12,180 shares of its common stock valued at $0.003 per share for cash of $35.

               On April 27, 1999, the Company issued 95,700 shares of its common stock valued at $0.003 per share for conversion of debt of $275.

               On April 27, 1999, the Company issued 5,951 shares of its common stock valued at $0.003 per share for cash of $17.

               On April 22, 1999, the Company issued 129,734 shares of its common stock valued at $0.003 per share for cash of $373.

               On March 22, 1999, the Company issued 19,011,220 shares of its common stock valued at $0.005 per share for conversion of debt of $104,530.

               On March 22, 1999, the Company issued 286,682 shares of its common stock valued at $0.003 per share for cash of $824.

               On March 5, 1999, the Company issued 334,080 shares of its common stock valued at $0.003 per share for cash of $960.

               On July 29, 1998, the Company issued 34,800 shares of its common stock valued at $0.003 per share for cash of $100.

               On June 16, 1998, the Company issued 1,061,400 shares of its common stock valued at $0.079 per share for conversion of debt of $83,881.

               On June 16, 1998, the Company issued 42,456 shares of its common stock valued at $0.003 per share for cash of $121.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 15 -      STOCK ISSUANCES (Continued)

               On June 16, 1998, the Company issued 119,086 shares of its common stock valued at $0.003 per share for cash of $342.

               On May 14, 1998, the Company issued 14,755 shares of common stock valued at $0.003 per share for cash of $41.

               On April 8, 1998, the Company issued 130,500 shares of common stock valued at $0.003 per share for cash of $375.

               On March 18, 1998, the Company issued 2,575 shares of common stock valued at $0.003 per share for cash of $7.

               On March 12, 1998, the Company issued 33,199 shares of common stock valued at $0.003 per share for cash of $95.

               On March 6, 1998, the Company issued 121,904 shares of common stock valued at $0.003 per share for cash of $350.

               On February 24, 1998, the Company issued 395,467 shares of its common stock valued at $0.003 per share for cash of $1,138.

NOTE 16 -      REGULATION 504D STOCK OFFERING

               During December 1999, the Company issued 755,085 shares of common stock pursuant to a Regulation 504D stock offering for cash of $600,000. The shares were issued at 60% of the closing bid price one day prior to issuance.

NOTE 17 -      PRIVATE PLACEMENT MEMORANDUMS

               On January 7, 2000, the Company authorized a private placement of $100,000 of its common stock. The price of the shares is calculated at 60% of the closing bid price on the day prior to issuance. The Company issued 47,619 shares pursuant to this private placement for $100,000, or $2.10 per share.

               On January 24, 2000, the Company authorized a private placement of $5,000,000 of its common stock. The price of the shares is calculated at 80% of the market value based on the 5-day average price prior to closing and have one (1) warrant per share attached to purchase at a price of 50% of the 5-day average price of the original issuance with a life of three years.

               On January 31, 2000, the Company extended this offering to $6,000,000, expiring March 31, 2000.

               On March 26, 2000, the Company removed the time and amount to be raised limits on the offering.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 17 -      PRIVATE PLACEMENT MEMORANDUMS (Continued)

               On September 15, 2000, the Company authorized a private placement of $3,000,000 of its common stock. The price of the shares was fixed at $3.00 per share. The Company issued 1,000,000 shares pursuant to this private placement for $3,000,000.

NOTE 18 -      RESCINDED STOCK

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

NOTE 19 -      SUBSEQUENT EVENT

               During November 2000, the Company formed a wholly-owned subsidiary, Ocean Power (UK) Limited, to serve as a sales office in Europe. The Company signed a lease for office space in the United Kingdom for $4,700 per month. The lease is for a minimum of three months, then is on a month-to-month basis.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto included in Item 1 of this quarterly report.

Special Note Regarding Forward-Looking Statements

         These financial projections contain figures relating to plans, expectations, future results, performance, events or other matters. When used in the Plan of Operations, or elsewhere in this Form, words such as "estimate", project, "intend" "expect", "anticipate" and similar expressions are intended to identify forward-looking statements.

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

PLAN OF OPERATION:

         The Company began its current operations in January, 1997 as Manufacturing Technologies Corporation (MTC). This is a Delaware Corporation and was originally set up to develop a business manufacturing modular seawater desalination and power plants. In March of 1998, MTC became a wholly owned subsidiary of PTC Holdings, Inc., when PTC Holdings acquired 100% of the stock of MTC in return for assuming 100% of its debt. PTC Holdings which subsequently merged with PTC Group in June 1999, PTC Holdings business was the survivor; although Group continued as the corporate entity. The Company is developing modular seawater desalination systems integrated with environmentally friendly power sources. It is also developing stand alone modular Stirling based power systems. These systems are intended to be sold to a series of regional join ventures that will ideally take 15-25 year contracts to sell water and power. If successful, this will provide the Company dual income streams from both equipment sales and royalties from the sale of water and power.

         The Company has no profit to date. It has experienced a total of $19,448,460 in losses from inception of current operations on March 26, 1992 through to June 30, 2000. The Company's losses have resulted from the fact that its products are still in development and no sales have been generated.

         The Company currently has enough cash to continue its present level of operations for about 6 months. Due to the increased level of activity projected during the next three years, additional funding will be needed and is being sought. The Company believes that such current funding is available from private issuances of its equity securities.

         The Company has a limited operating history on which to evaluate its prospects. The risks, expenses and difficulties encountered by start-up companies must be considered when evaluating the Company's prospects. All development efforts share the risks that the technology being pursued may not perform to expectations. Also the cost to manufacture may exceed the product's value in the market. Changing market conditions and new technological breakthroughs by competitors also pose risks.

         Due to these uncertainties, the exact cost of the development program described below cannot be guaranteed. Difficulties and setbacks occur and can adversely affect the Company. All plans contain contingencies but they may prove insufficient.

         If market conditions change, financial performance projections may prove unreachable. All of these factors must be weighed when evaluating the future prospects (value) of a development stage company.

         The Company does not have an established source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. Also, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the following paragraphs and eventually attain profitable operations.

         The Company's plan of operation for the next twelve months is as follows:

         (i) Since completion of its water quality certification on 9December 1999, the Company has raised approximately $10 million pursuant to private placement financing which has allowed the Company to implement its Product Development Program, as well as to further business development, strategic partnering and acquisition activities. Based on an analysis of its sales and development costs, the Company intends to raise an additional $10-15 million pursuant to private placement and financing by the end of 2000, depending on the pace of actual sales and the acquisition activities of the Company, an additional round of financing (for a minimum of $100 million dollars) in the first half of 2001. The exact method by which this additional round of financing will be raised will be based on the maximization of shareholder value. The additional equity, if raised by the Company, will allow the Company to execute its business plan.

         Maximization of shareholder value is the basic lens through which all investment and other business decisions are made. One of the major reasons that the Company prefers to enter into joint ventures to finance its endeavors is to off-load the bulk of the expense of market development onto the joint venture partners. This brings market share without dilution of Ocean Power shareholders. Similarly, the choice to subcontract manufacturing and engineering wherever possible is done for the same reason. The only in-house manufacturing will be of extremely proprietary components using processes protected by trade secrets that cannot be otherwise protected.

         (ii      The Company will be doing  technology and product  development in a number of areas. They are:

         a)  low-temperature hydrogen generation
         b)  ejectors
         c)  chemical-free  water pretreatment
         d)  enhanced heat transfer in plastic heat exchangers
         e)  high-performance  alkaline  fuel cells
         f)  Stirling engines

         This work is all aimed at improving the performance and reducing the capital cost of the Company's products.

         (iii) The Company intends to build and install additional facilities in the next year. They are:

         a)   laboratory and test facilities
         b)   system integration facilities, and
         c)   a manufacturing facility for proprietary components

         (iv) Although the Company plans to subcontract out as much work as possible, it still anticipates increasing the number of employees from the current eighteen (18) full time to approximately 40 full time.

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

The Company is not involved in any material legal proceedings or litigation and the officers and directors are aware of no other pending litigation which would have a material, adverse effect on the Company.

ITEM 2.  Changes in Securities:

(i) On August 29, 2000, the Company authorized a Private Placement for $3,000,000. Each participant was required to submit a Subscription Agreement and Representations of Investor documents. Each investor agreed to purchase unit(s) consisting of one share of common stock and one warrant. The purchase price of the unit(s) was $3.00 per unit. The warrant(s) will have a life of three (3) years and a purchase price of $1.50. 1,000,000 units were issued to 22 accredited investors. The company claims exemption from regulation per Regulation D and the private offering exemption of Section 4(2) of the Securities Act of 1933, among others. The offering was made only to a limited number of persons, all of whom were accredited investors. Twenty-two (22) persons purchased these shares. Each investor had adequate information with which to make informed investment decision and was given the opportunity to obtain what additional information he or she required. Each investor acknowledged in writing that its investment was in restricted securities. No public means of presenting the offer were used.


ITEM 3.  Defaults Upon Senior Securities.

NONE

ITEM 4.  Submission of Matters to a Vote of Security Holders

NONE

ITEM 5.  Other Information

None

ITEM 6.  Exhibit List and Report on Form 8-K

         (a) On October 19, 2000 the company filed a report on Form 8K/A as attached hereto.

                                   SIGNATURE:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                            OCEAN POWER CORPORATION


                                            By: /s/ Joseph P. Maceda,
                                            ------------------------------------
                                                    Joseph P. Maceda, President


November 14, 2000