Form 10KSB
period 2000-12-31
OCEAN POWER CORP
filed 2001-04-13
CIK 1102423

Ocean Power Corporation
                           5000 Robert J. Mathews Pkwy
                            El Dorado Hills, CA 95762





Division of Corporate Finance
Securities and Exchange Commission
450 Fifth St, N.W.
Washington, D.C. 20549-0306

Re:     Ocean Power Corporation
        Form  10-KSB  for period  ending  December  31,  2000 File No.
        0-29371

Dear Sirs:

         Enclosed please find the Form 10-KSB for Ocean Power Corporation, a Delaware corporation (the "Company"), for the period ending December 31, 2000. The financial statements included therein do not reflect a change from the preceding year in any accounting principles or practices or in the methods of application of those principles or practices.

         Questions or comments regarding this Form 10-KSB may be directed to Thomas Redmon at 916-933-8100 or the Company's address as listed above.

                                                Sincerely,



                                                By: /s/ Joseph P. Maceda
                                                ------------------------
                                                        Joseph P. Maceda
                                                        President and Director

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________to ___________

                         Commission File Number: 0-29371

                             Ocean Power Corporation
                            -----------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                      94-3350291
            --------                                      ----------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation of organization)

                         5000 Robert J. Mathews Parkway
                        El Dorado Hills, California 95672
                        ---------------------------------
              (Address of principal executive offices and Zip Code)

                                 (916) 933-8100
                                 --------------
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $.01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $0.

As of March 29 , 2001, the aggregate market value of common stock held by non-affiliates of the registrant was $69,598,311 based on the average bid and asked price of the common stock on February 20, 2001.

The number of shares outstanding of the registrant's Common Stock was 38,149,942 as of March 29, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (check one):
Yes [ ]     No [X]

                           FORWARD-LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS FORM 10-KSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS UNDER THE CAPTIONS "DESCRIPTION OF BUSINESS OPERATIONS," AND "MANAGEMENT'S DISCUSSION AND ANALYSIS," INCLUDING STATEMENTS CONCERNING (I) THE COMPANY'S STRATEGY; (II) THE COMPANY'S EXPANSION PLANS, (III) THE MARKET FOR THE COMPANY'S PRODUCTS; (IV) THE EFFECTS OF GOVERNMENT REGULATION OF THE COMPANY'S PRODUCTS; AND (V) THE EFFECTS ON THE COMPANY OF CERTAIN LEGAL PROCEEDINGS. BECAUSE SUCH STATEMENTS INVOLVE RISKS OF UNCERTAINTIES, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED TO CONSIDER SPECIFIC RISK FACTORS DESCRIBED HEREIN (SEE ITEM 6 "MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATIONS," UNDER SECTION (a) "PLAN OF OPERATION"). THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE HEREOF, EXCEPT AS REQUIRED BY ITS REPORTING OBLIGATIONS.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                                   The Company

We were formed primarily as the result of the merger of PTC Holdings, Inc., a Delaware corporation ("PTC Holdings"), into PTC Group, Inc., an Idaho corporation ("PTC Group"). Set forth below is a description of the PTC Holdings/PTC Group merger and of certain other important transactions to which these entities have been parties. As we discuss below, our current management did not join PTC Group until consummation of such merger in June 1999. Therefore, the information provided below concerning the background of PTC Group is based on information that we have acquired through the books and records of PTC Group to which we have access, and from conversations with advisors to PTC Group prior to 1999 with whom we are in contact.

Certain Business Developments

The Distributed Water and Power Business. Our current business of developing technology to produce modular distributed water and power systems began in early 1997 through three separate companies controlled by our current management for such purpose. It was intended that the following three companies each cover a certain segment of the business: Manufacturing Technologies Corporation ("MTC"), formed in 1997 as a Delaware corporation, would manufacture modular components for desalination and power generation; Integrated Water and Power Corporation ("IWP"), formed in 1996 as a Delaware corporation, would develop desalination technologies; and Advanced Power Sources Corporation ("APS"), formed in 1992 as a Delaware corporation, would develop power generation technologies.

Merger of PTC Group and PTC Holdings. In early 1997, Messrs. Maceda and Campbell entered into discussions with Dr. Rocco Guarnaccia, Ph.D., a Swiss financier, concerning a plan to finance and develop the water and power businesses. As a result of these discussions, the parties agreed that MTC, IWP and APS would be consolidated into a single holding company, H-Power Technologies, Inc., a corporation formed in 1992 by Dr. Guarnaccia, as a Delaware corporation (H-Power changed its name in 1997 to PTC Holdings and to avoid confusion, we refer to it throughout this section as PTC Holdings). PTC Holdings had had no operations or outstanding capital stock since its inception. The financing plans arrived at contemplated that PTC Holdings would be combined with an existing corporation whose capital stock was widely held but which did not then actively conduct business. Pursuant to such plan, Dr. Guarnaccia identified and entered into discussions with Intryst, Inc., an Idaho corporation (Intryst), as a potential entity for a business combination with PTC Holdings. We believe that the management of Intryst entered into these negotiations because it desired to acquire and cause to be developed through Intryst the distributed and water and power technology owned by PTC Holdings. On November 10, 1997, Dr. Guarnaccia, who was the Chief Executive Officer and Chairman of the Board of Directors of PTC Holdings, became Chairman of the Board of Directors and Chief Executive Officer for Intryst for the purpose of effecting the business combination between Intryst and PTC Holdings. In anticipation of consummating a transaction with PTC Holdings, Intryst changed its name to PTC Group. Dr. Guarnaccia was responsible for establishing the terms of the business combination on behalf of both PTC Holdings and PTC Group, as Chairman of the Board and Chief Executive Officer for both entities and as such, the terms were not established through an "arms length" process.

Pursuant to the financing plan described above, in March 1998 (in anticipation of the reorganization with PTC Group), capital stock of the MTC, IWP and APS, representing all of the issued and outstanding capital stock of such entities, was issued to PTC Holdings, in exchange for the assumption by PTC Holdings of an aggregate of $3.2 million of payables and indebtedness of the three companies, including approximately $625,000 of MTC indebtedness held by Mr. Maceda and approximately $251,000 of MTC indebtedness held by Dr. Guarnaccia, a portion of which came from PTC Group. The remaining balance of indebtedness assumed by PTC Holdings constituted payables and other indebtedness owed to third parties. At the time of this acquisition, the outstanding capital stock of PTC Holdings was held by Messrs. Maceda, Campbell and an employee of PTC Holdings. Prior to 1997, none of PTC Holdings, MTC, IWP or APS owned any assets or conducted any business.

In June 1998, PTC Holdings and PTC Group agreed to the terms of a reorganization pursuant to which PTC Group would acquire PTC Holdings through a stock for stock exchange. Under the terms of the agreement, (i) each share of PTC Holdings common stock was to be exchanged for one share of PTC Group common stock, (ii) Messrs. Guarnaccia, Maceda and Campbell along with two other designated individuals were to become the officers and directors of PTC Group, (iii) an aggregate fee of 4,000,000 shares of PTC Group common stock (equal to 400,000 shares after giving effect to the August 1999 reverse stock split discussed below) was directed to be paid to up to four unspecified parties as a finders fee in connection with the reorganization, and (iv) a property in Vancouver, Canada, comprising the sole asset of PTC Group's sole subsidiary, PTC Holdings (Canada) Ltd., was to be assigned to a third party in consideration for the assumption of outstanding debt owed by such subsidiary for such property. The reorganization was conditioned upon PTC Group first consummating a private offering of $10 million. Under the terms for the proposed reorganization, but not accounting for the shares to be issued in the $10 million private offering, PTC Holdings shareholders were expected to hold, in the aggregate, approximately 80% of the outstanding equity of PTC Group after the reorganization and the PTC Group shareholders prior to the reorganization were expected to hold, in the aggregate, approximately 20% of the equity outstanding immediately after the reorganization. During the period from late 1997 to March 1999, in anticipation of the business combination PTC Group advanced to PTC Holdings an aggregate of $1,673,000.

The aforementioned reorganization agreement was never executed, and the reorganization was never consummated, due to PTC Group's failure to raise the $10 million in pre-closing financing. In October and November 1998, Dr. Guarnaccia resigned from his positions as Chief Executive Officer and Director of PTC Holdings and Chief Executive Officer and Director of PTC Group, respectively. After Dr. Guarnaccia's resignation, the separate management teams of PTC Holdings and PTC Group resumed negotiations for a merger between the two companies. In January 1999, PTC Group and PTC Holdings announced a new plan to merge, and on February 17, 1999 (with further clarifying amendments agreed to on May 4, 1999), the parties signed a merger agreement pursuant to which PTC Holdings would merge with and into PTC Group. The terms of the merger agreement were similar to those of the aforementioned reorganization agreement except that Dr. Guarnaccia was to have no management role with the surviving corporation and another individual was added as director in his place. Consummation of the merger was conditioned upon PTC Group raising $2.5 million through a private offering and securing commitments for an additional $2.5 million of funding. Although this condition was not fully satisfied on June 22, 1999, the merger was consummated on June 22, 1999 when PTC Holdings was merged with and into PTC Group and each outstanding share of PTC Holdings common stock was converted into
3.48 shares of PTC Group common stock, $.001 par value per share. Upon consummation of the merger, the former shareholders of PTC Holdings held, in the aggregate, approximately 80% of the outstanding equity of PTC Group and the former shareholders of PTC Group held, in the aggregate, approximately 20% of such outstanding equity. PTC Holdings had assets of approximately $700,000 at June 22, 1999 made up of $55,000 of fixed assets and $640,000 of notes receivable and miscellaneous other items, as well as liabilities of approximately $4,440,000 made up of trade accounts payable of $350,000 and related party notes payable of $4,250,000 as well as other accrued expenses.

Re-incorporation\Reverse Stock Split. In July 1999, PTC Group changed its name to Ocean Power Corporation and then changed its state of incorporation from Idaho to Delaware through the formation of Ocean Power Corporation, a Delaware corporation, as a separate entity for such purpose and the subsequent merger of Ocean Power (Idaho) with and into Ocean Power (Delaware), pursuant to which each share of Ocean Power (Idaho) common stock converted into a share of Ocean Power (Delaware) common stock.

On August 20, 1999, we consummated a 1 for 10 reverse stock split and changed the par value of our stock. Prior to the reverse split, we had outstanding

314,705,960 shares of commons stock, $0.001 par value per share. After the reverse split, we had outstanding 31,470,596 shares of common stock, $0.01 par value per share. Except as otherwise noted, all share amounts set forth in this Form 10-KSB are presented as if the reverse stock split had taken place.

Background of PTC Group. As described above, PTC Group was the predecessor entity of Ocean Power. However, our current management did not join PTC Group until consummation of the merger of PTC Holdings and PTC Group in June 1999, nor did PTC Group pursue our current business of developing modular water desalination and power generation technology until such time. Therefore, the information provided below concerning the background of PTC Group is based on information that we have acquired through the books and records of PTC Group to which we have access, and from conversations with advisors to PTC Group prior to 1999 with whom we are in contact.

PTC Group was formed in 1969 as an Idaho corporation under the name Kaniksu American Mining Company, for the purpose of developing real property and mineral resource prospects. We believe that Kaniksu was engaged in limited and sporadic mining operations from 1969 through 1987, and then ceased business operations sometime between 1988 and 1995. In March 1996, Kaniksu (which had changed its name to Kaniksu Ventures) acquired Tessier Resources Ltd., a Manitoba corporation, from VentureTech, Inc., an Idaho corporation, for (a) $3.0 million aggregate principal amount of debentures convertible into Kaniksu common stock at $1.50 per share (without giving effect to the August 1999 reverse stock split, as discussed above), and (b) a commitment to issue to shareholders of VentureTech as of a specified date, an aggregate of 310,000 shares of Kaniksu common stock and options to purchase up to 620,000 shares of Kaniksu common stock at a purchase price of $2.25 per share (after giving effect to the reverse stock split described below, the commitment is for the issuance of 31,000 shares and options to purchase 62,000 shares of common stock at $22.50 per share). We believe that Tessier had assets of approximately $186,000 primarily made up of machinery and equipment, and liabilities of approximately $241,000 made up of notes payable, accounts payable and amounts due to Kaniksu. The options will expire sixty days following their date of issuance. We do not believe that any financial advisor was retained by Kaniksu in connection with the acquisition. Tessier, directly and through its wholly owned subsidiary, Pulverizer Systems, Inc., was the developer and owner of unique non-chemical mechanical ice and compact snow removal systems for use on highways, airport runways, sidewalk and railroad crossings. We believe that Kaniksu acquired Tessier because it intended to develop the aforementioned technology into a business operation. The then-current board of directors of Kaniksu American Mining approved the terms of the acquisition of Tessier from VentureTech, Inc. As a condition of the acquisition, the then current board and officers of Kaniksu agreed to resign and be replaced by a board designated by Pulverizer Systems, a wholly owned subsidiary of Tessier, and to change its name to Kaniksu Ventures Inc. Immediately thereafter, Mr. Craig Bampton, a representative of VentureTech, was appointed President and Director of Kaniksu Ventures, and Ms. Alyssa Bampton and Mr. G. Michael Cartmel were appointed as Directors. At the time, Ms. Bampton was an officer of VentureTech and Messrs. Bampton and Cartmel were directors. On March 13, 1996, the aforementioned new directors and officers of Kaniksu Ventures consummated the previously approved transaction with VentureTech.

As of June 1999, VentureTech had converted the entire outstanding balance of the convertible debenture into 200,000 shares of PTC Group common stock. As a successor by merger to PTC Group, we remain obligated to issue to eligible shareholders of VentureTech the shares and options described above, which issuance will be made pursuant to a registration statement under the Securities Act of 1933, as amended.

In October 1997, Intryst divested the Tessier business by transferring the capital stock of Tessier to persons who were affiliated with VentureTech and Tessier, including former shareholders of Pulverizer prior to its ownership by VentureTech. The consideration to Intryst for this transfer was the assumption by Tessier of outstanding liabilities owed by Kaniksu in connection with Tessier, including an obligation to fund the development of Tessier's technology.

We are a Delaware corporation with our principal address at 5000 Robert J. Mathews Parkway, El Dorado Hills, California 95672.

                                  The Business

Our plan is to become the first global distributed power and seawater desalination company with an emphasis on developing and utilizing renewable energy sources. The historic trend worldwide has been to produce power at large, central plants and to ship it, via transmission lines, to the consumers. Usually, water has been similarly collected at a central site (a lake, well, aquifer, river, reservoir, or dam) and transported by canal, pipe, truck, or ship to the ultimate consumer, which may be located many miles from the source. By contrast, distributed power and seawater desalination involves the local production and local consumption of both clean water, that is suitable for drinking, bathing or other uses, and useable electric power. Our plan is to continue to develop or acquire a portfolio of advanced technologies (or interests in such technologies) such as Stirling engines, fuel cells, chemical-free water treatment, instrumentation, solar concentrators and to continue to combine these technologies into integrated systems for the economic and profitable generation of distributed power and water.

Our plan is to have these distributed sources supply power and water to local customers, via regional joint venture partners. We expect to earn income from the sale of equipment, engineering service, and spare parts to the joint ventures and then to participate in the ongoing profits from the sale of both water and power. We expect to own 49% of the venture's equity interest, but will retain ownership and control of the proprietary technology comprising our H2OkW Systems. Details of the intended joint ventures are described in the distributed water and distributed power sections.

The company recognizes that the market for distributed power and water is driven by population growth, economic growth, institutional reform, deregulation, concern for the environment, and depletion of resources, and advancing technologies. We intend to capitalize on these opportunities by developing distributed seawater desalination, distributed power generation and renewable energy technologies.

Distributed Seawater Desalination

Our plan is to develop and produce seawater desalination systems initially powered by existing grid power and other power sources such as Stirling engines, solar concentrators and, eventually, advanced alkaline fuel cells. We believe that these systems will be able to produce potable water in targeted geographic regions globally that conforms to applicable government standards in sufficient quantities to satisfy the growing demands of the seawater desalination market and at less than prevailing costs. In general our objective is to become the next generation alternative source of potable water and electric power. In certain regions we may become the only next generation source.

Our desalination systems (which we call our H2OkW Systems) will be modular to the extent that various subsystem modules will be built remotely as separate components and installed on site. The total system will be a series of transportable modules designed around standard shipping containers, allowing it to be installed quickly at or near the anticipated market for the water. This modular design also allows for incremental expansion of the facilities to satisfy growth in demand.

Management believes the growth in demand, commercial privatization of municipal functions such as water production, degradation of existing supplies (by both contamination and stress from demand outpacing supply) and an increased environmental awareness (such as the adoption of the Kyoto Protocols and the development of international water standards), have resulted in increased demands on the water and power industries. In the past, the water and power have been satisfied through the construction and operation of large centralized plants. Ocean Power's design should allow autonomous, modular system design with short time from order to commissioning, lower site labor costs, and lower operating and maintenance costs. Management believes this design should fit well into the growing distributed utility market, where the sources or generation of power and water are "distributed", rather than their output.

Our plan is to commercialize the output (i.e. power and water) of our H2OkW Systems through joint ventures to which we expect to license the exclusive right to install and operate our system in a specified geographic region for seawater desalination and electric power generation. We will select joint venture partners based on the strength of their financial, political and engineering capabilities. The joint ventures will be operated by our third party joint venture partners, which we expect will own 51% of the venture's equity interests. We expect to own a 49% interest in each venture's equity and will retain ownership and control of the proprietary technology comprising our H2OkW Systems. The local joint venture partner is expected to finance, operate and maintain the local systems. We intend to sell the necessary equipment to the joint venture to operate the system, and to receive a percentage of the profits from the sale of water and power, by the joint venture partner.

Market for Distributed Water

Water is necessary for human survival, and therefore the market demand for water in any particular country is a factor of its population and their standard of living. The U.S. Agency for International Development, the World Bank, the World Health Organization, and the standards from the United Nations Earth Summit set the daily basic water requirement or "BWR" of clean water for drinking or sanitation for each human at approximately 20 to 40 liters per day which can be measured as 0.02 cubic meters to 0.04 cubic meters or 5.2 gallons to 10.65 gallons per day. Historically, this potable water has been provided by water agencies, governments, or by community organizations. Adding minimum levels of water for cooking and bathing raises the total daily BWR to approximately 50 liters (0.05 cubic meters or 13.2 gallons) per day per human. According to The World's Water by Peter H. Gleick, most of the industrialized world consumes ten to fifteen times that amount per person per day (for example New York City is currently consuming 640 liters or 169 gallons per person per day, according to Scientific American, February 2001). Gleick reports that billions of people in other parts of the world do not have access to the minimum amount of potable water. Since the consumption of water to maintain personal comfort will vary, based on the availability and cost of water, future demand in many regions is difficult to project. Management believes, however, that increased demand for potable water will continue due to its life-giving quality, increases in standards of living around the world and degradation of historical sources. Further, the growing efforts to treat water as an economic good are yielding approaches which favor unsubsidized water with the real cost of water being charged to each user. The markets, which the Company has chosen for its initial joint ventures, were targeted because they have: a high current price of water; a current and projected shortage of water; an economic, political, and legal accommodation of privatization; and minimum existing competition.

The International Desalination Association estimates that the seawater desalination industry globally has installed a total water production capacity of about 22,000,000 cubic meters per day over the past 30 years. Over the past 10 years, new plant installation has added an average of about 1,000,000 cubic meters of potable water per day each year. This represents about $1.5 billion in equipment sales per year, or about $3 billion in total capital cost for installed plants per year. In terms of capacity, the vast majority of installed systems continue to use distillation technology as opposed to reverse osmosis or other technologies. However, the number of worldwide suppliers of seawater distillation systems has diminished from approximately 20 in 1989 to less than 10 in 1999, thus reducing the number of potential competitors to our distillation technology.

Traditionally, the world markets for seawater desalination and power systems of any significance have been government owned and highly conservative. These have traditionally been municipal utilities. We believe the current global market environment provides an opportunity for the commercial success of privately owned water and power systems. Examples of private water and power utilities are now numerous and demonstrating cost effectiveness to governments around the world. In France, the water systems have been operated by the private sector for over 100 years. In the United Kingdom, the water systems were 100% privatized about a decade ago. By focusing on privately owned systems, the set of decision-makers is reduced to a few individuals with authority and the motivation to make a profit. This speeds the decision making process and will hopefully shorten the sales cycle. Ocean Power intends to enter selected regional markets, initially in international markets. Currently in the US, only about 15% of the population gets its water from a private utility or operator, according to Reason Public Policy Institute, Privatization Center statistics. Ocean Power intends to accommodate markets within the United States as demand, decreasing supply, increasing water standards and deregulation create greater opportunity for private water ventures.

         Our Solution: The H2OkW System.

H2OkW Systems refers to the Company's integrated systems that remove salts and other impurities from seawater (desalination) to produce potable water. These systems require electrical power that can be supplied by existing electric grid suppliers or a variety of power technologies which will reduce the cost of the potable water produced, such as Stirling engines, concentrated solar photovoltaic concentrators, and eventually, advanced alkaline fuel cells. Our goal is to produce drinking water that conforms to applicable government standards in quantities to satisfy the growing demand for seawater desalination in the global market. Where needed, these systems can be designed to produce excess electrical power that can be sold, in addition to the water, to local consumers.

The system is a series of transportable modules designed around standard shipping containers, allowing it to be installed quickly at or near the anticipated market for the water and in flexible arrangements. The systems will integrate key subsystems containing our proprietary technology with standard commercial components. Our desalination system is modular to the extent that various subsystem modules are installed rather than built on-site. It is expected that site preparation will be completed by local contractors in accordance with our specifications for the number of modules required to service the site. This approach is expected to allow operators of our system to create any size installation greater than 1,000 cubic meters per day, from multiple modules.

The specific set of technologies selected for a particular system will be dependent on factors unique to the particular location for the system. Examples of these factors include fuel or energy availability, seawater chemistry, and applicable water quality requirements.

Our H2OkW Systems generally consist of five subsystems:

         1. Pretreatment Subsystem
         2. Desalination Subsystem
         3. Post Treatment Subsystem
         4. Pump and Support Equipment Subsystems
         5. Power Subsystems

The following discussion describes each subsystem.

         PRETREATMENT SUBSYSTEM

After seawater is transported to the shore via the Pumps and Equipment Support subsystem described below, this subsystem conditions the seawater being drawn into the system so as to destroy living organisms found in the seawater and to control various qualities of the seawater, such as its tendency to form various soft scales (the tendency of seawater to foam when there is a high concentration of organic material present). In most commercial desalination systems, these functions are accomplished by pumping seawater directly from the ocean, and treating the seawater with significant quantities of various chemicals which then pass back into the ocean as part of the waste stream byproduct of the desalination process.

We are developing a set of physical and electrochemical water treatment equipment which is aimed at accomplishing the required seawater pretreatment without the production of a chemical waste stream and which is intended to be more economic than the current pretreatment techniques. Equipment for this subsystem is likely to be a combination of commercially available components together with our proprietary equipment now in development.

The initial component of this subsystem is expected to be an ozone generation system based on work done by the Kharkov Institute of Physics and Technology, or KIPT, in the Ukraine. This is the only technology the company has been able to identify that operates on ordinary air instead of pure oxygen. This dramatically reduces the cost of the ozone and therefore improves system economics.

Since November 2000, the Company has been testing three ozone generators at its facilities in El Dorado Hills, California. Results to date have verified the basic performance of the KIPT units. We are now in discussion with KIPT and the US Department of Energy (DOE) to develop the next phase of a commercialization program for this technology. The DOE is in the process of filing appropriate worldwide patents while Ocean Power has begun developing the vendor base for components that can be purchased in the US. Additional testing of a larger unit (about 1% concentration at 100 mgs/hr) is planned for the spring while the smaller units (less than 1% concentration at 100 mgs/hr) that have already been tested will be put into field tests with potential customers early this summer.

         DESALINATION SUBSYSTEM

The heart of any desalination system is the subsystem that removes the salts and other impurities from the seawater. We expect that the H20kW Systems will be able to accomplish seawater desalination using two different technologies: seawater reverse osmosis and thermal distillation. Each of these processes will have the same standard module capacity of 1,000 cubic meters of potable water per day.

As part of the distillation technology development, in January of 2000 Ocean Power completed its water quality certification of the distillation subsystem intended for use in its H2OkW Seawater Desalination system at Ghar Lapsi in Malta. Certified tests conducted by the Laboratory Division of the Institute of Water Technology of Malta together with analysis by Richard Morris & Associates of Glasgow, Scotland yielded water quality results that met or exceeded those set by the World Health Organization, United States Environmental Protection Agency, and European Union. The system has remained in Malta for a series of long-term operation tests, maintenance procedure development and product improvements.

Our initial plan is to produce the H2OkW System using seawater reverse osmosis or SWRO technology supplied to us by Malta Desalination Services, Ltd. For a discussion of our arrangements with Malta Desalination Services, Ltd, see our Strategic Partnerships section. We are also currently developing a version of the H2OkW System that uses thermal distillation technology instead of SWRO.

Seawater Reverse Osmosis (SWRO). Water desalination systems using SWRO technology are currently commercially available. In the SWRO process, water from a pressurized saline (seawater) solution is separated from the dissolved salts by forcing the solution through a water-permeable membrane. The liquid flowing through the membrane (known as permeate) is encouraged to flow through the membrane by the pressure differential created between the pressurized feed or supplied seawater and the clean water produced, which is at near-atmospheric pressure. The remaining feed water continues through the pressurized side of the reactor as concentrated salt water known as brine. No heating or phase change (i.e. liquid to vapor to liquid) of feed water takes place. The major energy requirement is for the initial pressurization of the feed water.

In practice, the feed water is pumped into a closed container, against the membrane, to pressurize it. As the product water passes through the membrane, the remaining feed water and brine solution becomes more and more concentrated. To reduce the concentration of dissolved salts remaining, a portion of this concentrated feed water-brine solution is withdrawn from the container. Without this discharge, the concentration of dissolved salts in the feed water would continue to increase, requiring ever-increasing energy inputs to overcome the natural increase of equal concentrations of fluid on both sides of the membrane's (osmotic) pressure.

We are currently in discussions with Water Services Corporation (see Strategic Partnership section), parent company of Malta Desalination Systems, a manufacturer of reverse osmosis desalination systems to provide SWRO systems for the H2OkW System. Based on our observation of this desalination system in use and on information supplied to us by Malta Desalination Systems, we believe that this desalination system is one of the most efficient SWRO systems available, due to its energy recovery capability and operation and maintenance protocols. Management believes this should make our SWRO version of the H2OkW system competitive in the world market. We expect that the SWRO desalination subsystem will employ commercially available membrane, pressure vessels, pumps and energy recovery components in a configuration which accomplishes water production from seawater at less than 3 kilowatts per hour (3 kWh) per cubic meter of potable water. (Conventional systems operate at more than twice these power levels.) Further, we expect that the SWRO desalination subsystem will be configured to best employ the waste heat of the power subsystem to increase system efficiency by using the recovered heat to enhance the desalination process. The current design of the H2OkW System contemplates integrating up to four skid-mounted, SWRO desalination subsystems working together to provide in the aggregate up to 4,000 cubic meters (roughly 1 million gallons) per day of drinkable water, which meet the current water quality standards of the European Union, World Health Organization (WHO) and U.S. Environmental Protection Agency.

Our ability to produce the H2OkW System using SWRO is dependent upon our company coming to an agreement with Water Services Corporation concerning the production of these subsystems. We expect to come to such an agreement in 2001. For a description of our discussions with Water Services Corporation see our Strategic Partnerships section.

Thermal Distillation Technology. In thermal distillation desalination, seawater is boiled to produce steam, leaving salts and impurities behind. This steam is then cooled and condensed back to liquid in the form of potable water.

We currently are developing technology that we believe will permit us to produce a configuration of the H2OkW System that desalinates seawater using thermal distillation technology instead of SWRO technology. We believe that successful implementation of this technology will permit the H2OkW System to cost-effectively produce potable water that will exceed the existing water quality standards maintained by the World Health Organization, European Union and the U.S. Environmental Protection Agency and any additional standards issued in the future.

Our thermal distillation technology for seawater desalination employs a process known as vapor compression distillation. This system boils water and leaves behind impurities in a discharge that is put back into the ocean while producing drinkable water by capturing the steam and condensing it back into potable water. This process is potentially more economic than MDS's SWRO subsystem because it should require less operational and maintenance costs, produce more potable water per unit per seawater input, and produce higher quality water. All of these features should lower the cost of the desalinated water produced. The process has been commercially available for more than 50 years, but the high cost of equipment and materials resistant to corrosion and the contaminants found in heated seawater has prevented vapor compression distillation from being economic or reliable enough for commercial use for seawater desalination. As a result, Ocean Power is currently developing a new configuration of the vapor compression process, which if successful we believe will be more reliable and cost-effective than historic designs.

Our initial vapor-compression equipment would employ a mechanical compressor and a plastic evaporator/condenser assembly in a vacuum vessel. Most heat exchangers and evaporator/condenser assemblies currently commercially available are made from metal sheets or tubes. This is far more expensive than a plastic system and its market is therefore limited to sites where energy is virtually free, such as in a hybrid configuration with adjacent power plants (without this "free" energy, these systems are uneconomical in most water markets due to the cost and limited life cycle of the metal components, added to periods of lost operation during repair and labor, that can only be balanced by no cost of power). Our initial implementation of vapor compression is referred to as Mechanical Vapor Vacuum Compression or MVVC. It heats pretreated seawater in a commercial heat exchanger, capturing as much heat as possible within the vapor compression cycle to enhance the efficiency of the vapor compression distillation process. The heat exchanger captures most of the waste heat in the outgoing brine and product water and exchanges it into the incoming seawater. Increased retention of heat improves the overall cycle efficiency since the seawater enters the cycle at a temperature closer to the required boiling point. It then passes the seawater into a vacuum vessel where the seawater is boiled at low temperature from contact with a plastic evaporator. The resultant steam is compressed by a mechanical compressor and fed to a plastic condenser connected to the evaporator where the steam condenses as desalinated water.

The components of our MVVC subsystems are currently available to us from multiple sources, although none of these commercial items yet meet the efficiency goals set for the H2OkW system. We expect MVVC to be available sometime in 2002 upon completion of on-going systems engineering and vendor selection.

We have begun a development program aimed at developing an improved version of vapor compression equipment, which is referred to as Ejector Vapor Compression ("EVC"). We believe the program should yield a Vacuum Vapor Compression subsystem, which meets our efficiency and equipment cost goals. The first test system of this configuration is expected to be available late 2002. A key aspect of EVC for seawater desalination is the use of a highly reliable ejector in place of a less efficient mechanical compressor. The ejector will perform the same function as the mechanical compressor using a jet of steam and is the subject of an Ocean Power provisional patent with the U.S. Patent and Trademark Office.

The ejector will be combined with improved plastic heat exchange surfaces that create one surface in the vacuum vessel holding the evaporator that is "hydrophilic" to seawater in a partial vacuum. A hydrophilic surface is one that causes water to spread seawater uniformly over the boiling surface of the material due to physical and/or electrochemical forces. By accomplishing this condition, the heat transfer in the plastic heat exchanger is greatly increased and, therefore, is more efficient because the total power consumption of the desalination system is reduced. This is a specific implementation of a concept for which Ocean Power has a provisional patent application with the US patent and Trademark Office.

Like the SWRO desalination subsystem modules, a single subsystem utilizing either the MVVC or EVC module is intended to be capable of producing 1,000 cubic meters of product water per day. Unlike the SWRO technology, both the MVVC and EVC are expected to produce much higher quality product water to address current and developing European Union and U.S. EPA standards. SWRO technology acts as a simple filter that allows only a small percentage of impurities through, while distillation involves a change of state from liquid to steam. Just as in nature, when water becomes vapor, the salts, metals and other impurities are left behind.

We are also developing another generation of the EVC referred to as the Concrete Vessel ("CV") equipment. This configuration is expected to employ all the components of the EVC subsystem except that it will allow the vacuum chamber to be constructed on site from less expensive economic materials such as concrete. The CV subsystems are being designed to meet water requirements starting at a minimum of 10,000 cubic meters of potable water per day. We expect that this larger capacity CV subsystem will be deployed in H2OkW System servicing potential domestic and global customers with large, single site, water production requirements. For example, a system configured with this capacity could serve as a secondary water source for a coastal community with a population of 100,000 or more people, and as a primary water source for a coastal community of 20,000 or more people. The specific size of the community that might be served by the CV subsystem configuration of the H2OkW System will depend upon local per capita water consumption (which is a function of numerous cultural, economic and regulatory parameters as well as the cost of local water distribution and energy). Both the EVC and CV configurations of the equipment are expected to have greatly improved specific power consumption (i.e. the amount of electrical power required to produce a unit of water) than the MVVC equipment.

         POST TREATMENT SUBSYSTEM

This subsystem includes sets of commercially available equipment to adjust the pH (the measure of acidity or alkalinity of a liquid) of the desalinated water and accomplish storage and residual water quality control. This subsystem is not always required, depending on the pH of the input seawater, storage requirements and distribution infrastructure (plastic or metal pipes) and will be configured to each specific site. All components are readily available today from multiple vendors and we do not intend to manufacture them.

         PUMPS AND SUPPORT EQUIPMENT SUBSYSTEMS

This subsystem accomplishes the lift of the seawater to the pretreatment subsystem, the delivery of the desalinated water and the disposal of the brine. This subsystem also includes the monitor and control equipment, often referred to in the industry as SCADA (Supervisory Control and Data Acquisition) equipment as well as power conditioning and distribution and liquid distribution components. All the equipment comprising this subsystem is currently available to us from multiple vendors and we do not currently intend to manufacture any of these components.

         POWER SUBSYSTEMS

The power subsystem produces the electrical power required to desalinate seawater. Power is the largest potential cost associated with the operation of the Company's proposed desalination systems, therefore we will continue to develop, license and acquire technologies that we believe will increase energy efficiencies and thereby reduce the cost of the potable water produced by the H2OkW Systems.

The integration of the power subsystem with the rest of the H2OkW System may involve more than simple power connection. The waste heat produced by certain power subsystems, such as fuel cells, through their operation may be employed by the H2OkW System so as to achieve an overall system efficiency increase, as less heat generation is required to desalinate water.

Additionally, when desired by the local customer, the system can be configured to produce more power than needed by the H2OkW system. Our plan is to offer such excess power for commercial sale through our joint venture partners.

The appropriate power source to power a specific H2OkW System will be selected based upon local fuel availability, local grid conditions and environmental constraints. Examples of power sources for our system include:

Grid Power. The H2OkW system can be designed to draw electrical power from an existing power grid. For much of our target market, this is not a viable power source, due to a lack of availability, environmental regulation and the cost of grid or non-distributed power. However, where there is a grid, the H2OkW system can buy power from local suppliers just like any other industrial customer.

On-Site Commercial Power Generators. The H2OkW system can be operated using electrical power from a variety of commercially available power generation equipment such as industrial gas turbines, micro turbines or conventional diesel engines. These systems are currently available to Ocean Power from a variety of suppliers. We expect these power sources will be interim solutions until more advanced renewable power systems are available.

On-Site Small Power Generation. We anticipate that our H2OkW System will be able to operate from electrical power generated by our Stirling engine technology. Stirling engines are currently being engineered for volume manufacture by Ocean Power's Stirling subsidiary, Sigma Elektroteknisk AS of Norway. When Stirling engines are employed as the primary power source of our system, both the electrical and thermal outputs of the engines are expected to increase the efficiency of the desalination system. Although the initial Stirling systems from Sigma will be small and designed to satisfy residential power requirements, subsequent generations will be joined together to form larger systems of multiple Stirling engines capable of supplying the needs of our H2OkW systems.

Wind Power. Under certain circumstances, our H2OkW System can be operated off of the electrical power produced by wind turbines. Wind turbines require very specific local wind conditions, and therefore this technology would generally be used as a power source for the H2OkW System in conjunction with one of the other candidate power system technologies described herein in a hybrid configuration. Today this technology is available to Ocean Power, as purchased items, through a variety of equipment suppliers.

Solar Power. Our H2OkW System can operate on electrical power from solar heated Stirling engines or from concentrated photovoltaic technology. A solar Stirling approach can be used in a hybrid configuration, where heat from the sun is used, when available, and a fuel, such as natural gas, is used on cloudy days or at night. Concentrated photovoltaic (PV) systems can be used in a similar manner. Ocean Power plans on using concentrated PV late in 2001 through our planned partnership with Science Applications International Corporation. (see Strategic Partnerships section of our Distributed Power general discussion). This program will bring their second-generation solar dish to commercial production. As Stirling engines become available, they will be added to this product line.

Advanced Alkaline Fuel Cell. We anticipate that our H2OkW System will use electrical power from proprietary alkaline fuel cell technology and its related electrochemical fuel processor, which is currently in development. Initially, fuels will be natural gas, diesel or plant material, vegetation, agricultural waste or other biomass used as a fuel or energy source. We expect that the demonstration of these systems will start in 2001 with commercial availability planned for 2003. Management believes that when developed and commercially available, this power technology offers the potential of the lowest cost product water from the H20kW Systems.

Sea Kinetic. We are not currently developing, but are in discussions with suppliers of, equipment that would convert the kinetic (or motion) energy from the ocean into electrical power. This power source, much like wind power, is most likely to be employed, if at all, in a hybrid configuration with one of the other power sources discussed here.

Modular system design. Our H2OkW Systems will utilize factory-tested modules with standardized interfaces, dimensions and capacities. The result will be ease of shipment, assembly, maintenance and repair. It also will allow the plant capacity to be quickly increased to support growth in demand.

Our approach of creating larger installations from multiple small units is not the traditional approach to either power or water plant design. Traditional companies have sought economies of scale from larger and larger plants. We will attempt to realize economies of scale by building more units rather than building additional, capital-intensive, large-scale facilities. This has been the successful approach of the semiconductor industry for memory chips (computers do not have one large memory chip but use arrays of smaller capacity units) and heating industry for home boilers. The advantages of this approach are increased reliability and reduced unit cost through higher unit production volumes.

Whenever possible, the system and subsystem level components will be mass-produced using standard high-rate manufacturing processes. Although some of the manufacturing of our advanced technologies will eventually be done to our specifications by qualified subcontractors (such as Ricardo), the initial SWRO products consist mostly of standard components that will be purchased and delivered using conventional supply-chain management, just-in-time inventory control and enterprise resource planning. We, or our subcontractors, will integrate these components and subsystems into factory tested modules that will then be shipped to plant sites. At this time Ocean Power is in the process of identifying qualified subcontractors to support its anticipated sales. The final integration of the complete H2OkW System will be done on site, to Ocean Power's specifications, and by our joint venture partners.

To the best of our knowledge, we are the first company to attempt to reduce the end cost of desalinated seawater and power by applying the high-rate manufacturing processes to the various components and subsystems making up its H2OkW System. Since historically each water plant was individually designed and built on site, this has not traditionally been done for either water or power plants. High-rate manufacturing processes for the desalination equipment include continuous forming and sealing of plastic heat exchange assemblies, automated injection molding of liquid distribution manifolds and ejector housings and continuous hydrophilic treatment of plastic films for evaporators. In order for the Company to do business internationally, especially in infrastructure services such as water and power, all manufacturing will be done by contractors that meet the internationally accepted ISO 9000 quality management and quality standards. The ISO 9000 series is a set of five individual international standards on quality management and quality assurance used by manufacturing and service industries. These standards document the elements of a quality management system used to ensure products and services meet customers' expectations. The standards were developed by the International Organization for Standardization (ISO), a specialized international agency for standardization composed of the national standards bodies of 91 countries.

From basic technology through site preparation and assembly, water and power cost is the factor determining all design decisions. Mass-produced standardized distillation and power modules will be configured to meet the customers' specific needs and timetables. In all cases, the preference will be to use the lowest-cost, preferably indigenous, energy source and renewable energy sources will be a priority as long as they make economic sense.

The current H2OkW System and all the planned product improvement programs are designed to service a set of economic goals, that reduce the cost of a cubic meter of potable water produced. The largest cost component of seawater desalination is the power requirement. Our cost of power figures, or kilowatts per hour, referenced below, are based upon our belief that following our integration of grid power, then Stirlings and finally fuel cells, the kilowatt per hour cost will be $0.08, $0.05 and $0.02, respectively. Today using Mechanical Vacuum Vapor Compression technology and conventional pretreatment methods, we can produce a cubic meter of potable water from seawater for approximately $1.00 using electrical power at $0.08 per kilowatt hour. The same system using SWRO reverse osmosis technology can produce a cubic meter of potable water for approximately $0.70 with same energy source. Upon introduction of our EVC technology, the H2OkW System is expected to produce a cubic meter of higher quality potable water for less than $0.70 and using power at $0.05 per kilowatt hour. With the completion of the development of the CV technology, we estimate the cost of potable water to be less than $0.50 per cubic meter, using power at $0.05 per kilowatt hour.

Our goal, by 2005 with the expected integration of fuel cell power subsystems and at medium potable water production rates (at least 30 each one million gallon per day systems), we expect water production costs less than $0.25 with power costs at $0.02 per kilowatt hour. These are our best estimates of the economic goals which we believe can be met at the various stages of our H2OkW System technology development.

 Our Business Strategy

We anticipate that production of potable water by desalinating seawater with an H2OkW System, will be done by regional joint ventures. For each target market for potable water, we expect to form a joint venture with a third party. These joint ventures will finance, build, own, operate, and where appropriate, transfer, the H2OkW System. These systems will sell the potable water and excess power to their local customers under long-term (e.g., 15-25 year) purchase contracts.

The Company will generally seek to maintain a minority ownership position in these joint ventures and to procure a share of the ongoing income from water and power sales through negotiations on a case-by-case basis. Generally, we expect to sell the H2OkW System equipment at a profit to the joint venture, and participate, on a percentage basis, in the ongoing profits of the operation. The joint venture partners will be selected for their capabilities in the areas of market development, finance, civil engineering, project management and experience with local political structures. It is expected that site construction will be done by local contractors, in accordance with our specifications.

We are currently working to establish a joint venture pilot program. The initial H2OkW System installations will allow the Company and its joint venture partners to demonstrate their ability to enter the market successfully. They will also allow us to accumulate real world operational and maintenance experience. These initial plants are designed to produce high-quality, potable water with no excess electrical power. Each deployed system will utilize multiple Seawater Reverse Osmosis (SWRO) desalination modules. Each of these modules will be capable of producing up to 1000 cubic meters of potable water per day at commercially competitive costs. One million gallons of potable water production per day has been selected by Ocean Power as a standard potable water output volume for it's pilot desalination plants. Therefore, four of these proposed modules will be needed to construct an H2OkW System capable of producing 4,000 cubic meters or one million gallons per day (1mgd) of potable water. We believe that this size is an ideal capacity for a small resort, industrial park or community in regions where individual water consumption is no more than 100 gallons per day per person. Several such SWRO pilot plants are planned for installation in our joint ventures' territories during 2001.

Depending on the customs and business practices of a particular region, Ocean Power has developed a series of documents that it uses to develop its regional joint ventures. These are:

Letter of Intent. This document contains binding provisions relating to the conduct of confidential due diligence but is otherwise simply a non-binding exploration of possible affiliation.

Memorandum of Understanding. This document provides a statement of agreement as to certain aspects of a possible affiliation. It may or may not include an obligation to continue working towards a binding joint venture agreement.

Heads of Agreement. This document provides a detailed statement of the nature of the intended affiliation with the obligation to work diligently and in good faith to negotiate and enter into a binding joint venture agreement.

Joint Venture Agreement. This document creates the operating committee of the proposed venture as well as the business plan, approval procedures and defines the other required documents and agreements.

We are currently in discussions with third parties to form joint ventures and develop pilot plants in Greece, Mexico and the Caribbean and other countries.

         Greece.

On February 23, 2001, we entered into a Joint Venture Agreement with Apollo Water and Power International, Inc., a Nevada Corporation ("Apollo"), for the development of private water and power systems in Greece and the Greek portion of the island of Cyprus utilizing the H2OkW System. The principal elements of this joint venture agreement are summarized as follows:

1.) The actual work in the territory assigned by this joint venture, Greece and Cyprus, will be undertaken by a Greek limited liability entity jointly owned by us (49%), and Apollo (51%).

2.) By contract, we cannot undertake any water or power related activities in Greece and Cyprus except through the venture entity. Neither Apollo nor the venture entity can undertake any water or power related activities outside of Greece and Cyprus and, within Greece and Cyprus, will only undertake water and power related activities through the venture entity.

3.) We will contribute the rights to use our intellectual property to the joint venture (OPC trademarks and know-how, related to the design, manufacture and construction of water and power production systems). All intellectual property will remain our sole property. All rights to advances and improvements to the intellectual property and all derivative technologies developed by Apollo or the venture entity will be granted to us on a royalty free basis. ___ The venture entity will be licensed to use Ocean Power Corporation's trademarks in accordance with Ocean Power Corporation's current trademark guidelines (subject to US and international trademark laws).
4.) The day-to-day control is to be vested in the venture entity. Our ability to direct the venture is limited to our chairmanship of, and membership on, an operations committee. This committee must unanimously approve the annual business plan of the venture entity, which will include an itemized budget and any other items the chairman of the operations committee deems appropriate.

5.) If the venture entity is terminated for any reason, we have the right to acquire the territory and sole ownership of the venture by purchasing all of the shares of Apollo. Should we choose not to purchase such shares, Apollo is allowed to tender a single price per share at which it is willing to buy our interest. If Apollo becomes the purchaser, it will be granted a five-year right to build and operate our systems in the territory for payment of royalty fees. In the event neither party purchases the venture, the venture will be dissolved and its assets sold.
6.) The joint venture agreement is not binding on either party unless the supporting documents: an Operating Agreement, Terms of Trade Agreement, Terms of Service Agreement, Trademark License, a Business Plan, and Shareholder Agreement are executed within 60 days of the date the joint venture agreement is executed by both parties. We are currently working to try and complete and execute the supporting documents within the 60 day period.

         Mexico.

We have entered into a non-binding Heads of Agreement with CIMA Capital Corporation an international financial services and infrastructure development firm in Mexico City, Buenos Aires and Sausalito, California. Their business is developing private water and power infrastructure. The Heads of Agreement provides for the establishment of a joint venture and execution of a joint venture agreement and supporting documents identical to the Apollo agreement described above. The agreement identifies the affiliate as CIMA Capital, LLC, with headquarters in Sausalito, California. The agreement also identifies the operating territory to be Mexico. The Heads of Agreement was executed on 30 March 2000. Management expects that a joint venture agreement similar to the one signed by Apollo will be executed during the second quarter of 2001.

         Caribbean.

On February 23, 2001, we entered into a Joint Venture Agreement with Caribbean Water and Power, Inc. ("Caribbean") for the development of private water and power systems in the Caribbean Sea basin region utilizing the H2OkW System. The agreement is identical to the Apollo joint venture agreement, except that the operating territory is a specific list of twenty-eight countries, territories, and islands throughout the Caribbean basin and the venture entity is allowed to establish sub-ventures to perform certain of the venture's anticipated activities such as site construction, commissioning, operations and maintenance. As with the Apollo joint venture agreement, we are currently working to try and complete and execute the supporting documents within the 60 day period.

Strategic Relationships

We have entered into, or, are currently negotiating the terms of, certain strategic relationships with third parties relating to various aspects of the H2OkW System.

      Water Services Corporation

We are currently negotiating the terms of a joint venture arrangement for the initial production of the Reverse Osmosis subsystem for the H2OkW System with Water Services Corporation, a Maltese government owned public Limited Liability Company ("WSC"). We anticipate that the joint venture, in which we will have a controlling interest, will be responsible for the manufacturing of SWRO modules to be used in certain H2OkW Systems as well as regional system engineering support for these systems. Initially, the joint venture will purchase the SWRO desalination subsystem plants from Malta Desalination Systems, Ltd., a Maltese corporation (MDS), which is a subsidiary of WSC. MDS builds, operates and maintains reverse osmosis plants and associated facilities in Malta. We anticipate that this joint venture will be established in 2001.

We expect that finalizing this relationship will allow us to produce and deliver H2OkW systems during 2001 using commercially available reverse osmosis components. In 2001 we expect to establish Ocean Power Malta (OPM) on the island of Malta. OPM is anticipated to be owned by Malta Desalination Services and us, but controlled by us. OPM will supply packaged SWRO subsystem modules to joint ventures formed to operate H2OkW Systems. In addition, we will work with specific joint venture entities to integrate the other subsystems, mentioned above, necessary to make up a complete H2OkW system.

      Aquamax International Holdings BV and Keeran Corporation

We have signed an exclusive worldwide license with Aquamax International Holdings, BV of the Netherlands and Keeran Corporation NV a Netherlands Antilles Corporation for their issued and pending patents relating to the use of plastic heat exchangers for the distillation of seawater. The scope of this license covers the distillation of potable water from naturally occurring saline water in units of 1000 cubic meters per day or larger.

The basic terms of this license were for Aquamax/Keeran to grant an exclusive right to us to all of its issued and pending patents, know-how, trade secrets and a sublicense in all associated intellectual property owned by one of its other, licensees, Hadwaco Oy ("Hadwaco") of Finland . Initially, we were to pay a total of $4,000,000 US Dollars and 1,000,000 shares of our common stock for this license. Since this was an advanced technology development program, the amount of future royalties due from sales was to be determined once the product was fully developed and the actual value of the technology was determined. To date, we have paid $400,000 dollars and 400,000 shares to Aquamax/Keeran.

Subsequent to the execution of the license agreement and the initial payments, a question arose as to whether Aquamax/Keeran owned all of the rights it purported to convey to the Company under the license agreement. Hadwaco asserts that certain of the rights belong to them. On December 22, 2000, we served notice of default under the terms of the license agreement and all further payments have been suspended. We have demanded arbitration pursuant to the license agreement to determine the fair value of the technology which Aquamax/Keeran agreed to license, but cannot.

We believe that a key part of the manufacturing process which Aquamax/Keeran agreed to license to Ocean Power is currently held by Hadwaco. On March 8, 2001, we entered into an amended Letter of Intent with Hadwaco to acquire from Hadwaco the rights to the technology purportedly licensed to us by Aquamax/Keeran. We intend to establish a new corporation ("Newco"), based in Finland, in which we will be the majority shareholder (the exact equity stake is to be determined) and Hadwaco will be the minority shareholder. Newco will purchase from Hadwaco certain assets and assume certain liabilities. In addition, it is anticipated that Hadwaco will sublicense to Newco certain intellectual property rights relating to the production of wastewater treatment equipment, which Hadwaco holds under license from Aquamax. We also intend to sublicense to Newco our rights to use Aquamax/Keeran's technology for the manufacture and sale of desalination equipment, as specifically authorized in our license agreement with Aquamax/Keeran.

Since these technologies are part of the long-range development program for distillation based systems, rather than the SWRO systems to be utilized in 2001, the Company does not believe that its future success depends on the successful conclusion of these negotiations. It is also currently evaluating a number of other plastic distillation technology sources in search of the most cost-effective solution.

      STM Corporation

On April 10, 2000, Ocean Power and STM Corporation executed a licensing agreement, under which STM granted to Ocean Power an exclusive, worldwide right and license to make, have made in North America and/ or Western Europe, use, install, and sell licensed products within the field of seawater desalination for a term of 30 years. The licensed products are STM power cells, parts, components of sub-assemblies thereof, or a power module, parts, components, complete, partial assemblies thereof, incorporating products, practices or incorporating STM technology for any desalination system sold by Ocean Power, its affiliates or approved sub licensees. Ocean Power will also have the right to purchase from STM parts for the licensed products if available for delivery anywhere in the world. Ocean Power plans to make use of our rights under the licensing agreement to provide for an added power source for our desalination systems in the event we are unable to manufacture Stirling engines ourselves. Ocean Power will make royalty payments, which shall be the greater of a Minimum Annual Royalty Payment or ten percent (10%) of the net selling price of licensed product purchased until one million dollars ($1,000,000.00) has been paid in any annual period and seven and one-half percent (7.5%) of the selling price above one million dollars ($1,000,000.00). The Minimum Annual Royalty Payment begins at five hundred thousand dollars ($500,000.00) and increases annually over the initial five years of the agreement term, to a maximum of three million dollars ($3,000,000.00) in year five. The parties will negotiate in good faith any future Minimum Annual Royalty Payments beyond year five. The Stirling-related U.S. patents licensed from STM have between one and eighteen years remaining to their respective terms.

      Wind Harvest

On May 31st, 2000 we announced the signing of a Memorandum of Understanding with Wind Harvest Company to enter into the development of an exclusive license agreement to provide Windstar Turbines for use with Ocean Power's H2OkW Systems. There are no longer any discussions between the Company and Wind Harvest concerning the license agreement because of changes in the business plan of Wind Harvest. The companies are in discussions, whereby Wind Harvest will provide, and we will purchase, all of our needs for wind power generators worldwide. Concurrently, Ocean Power has initiated discussions with Wind Harvest about plans for a cooperative development program to accomplish more effective integration of next generation Windstar Turbines with the H2OkW Systems.

Competition

Our target markets are coastal areas, islands, and/or peninsulas, and are served by three types of water delivery service provider. These are, 1) entities that import water by ship or truck, 2) entities that deliver water from aqueduct or other natural sources of ground water, and 3) entities that desalinate seawater.

We believe that competition from entities that transport water by ship or truck will be minimal. The cost of moving the required volumes of water by truck, boat or air have proven to be prohibitive. This is only done in areas that have no lower-cost alternative. We expect these markets to experience significant cost savings and improved reliability by using our small, modular H2OkW systems. Once such systems are installed, these factors will lead to the discontinuance of this type of importation service.

Non-local potable water sources that pipe ground water to a coastal area require large pumping facilities and long-distance piping systems or aqueducts that are capital intensive and less reliable than distributed water systems. This source of potable water is subject to greater risk of interruption for political or other reasons unrelated to the operation of the system. We expect that this type of potable delivery will continue but, as modular H2OkW systems are adopted, will become less vital to coastal communities.

Traditionally there has been very little competition for the supply of water. Local monopolies grew that satisfied local customer's needs using a variety of sources such as rivers, wells and dams. Population growth, rising standards of living, overuse and contamination of these sources are major market drivers. Add to this deregulation, the growth of tourism and industrialization and more demand exists than supply.

Initially we will focus on regions throughout the world with weak water infrastructures and very high-cost water ($3-6 US dollars per cubic meter). The Company believes that these underserved areas will offer rich opportunities, particularly in the private, tourist driven market. Since these plants will be locally sited, they will have no transportation costs and their autonomous operation will dramatically reduce the need for highly skilled labor. It is far easier to compete at these prices than in the US where water can be as low as $0.40 per cubic meter (Metropolitan Water District of Southern California, May
2000).

General competition in these regions is anticipated to be intense from a wide variety of suppliers of desalination systems, especially reverse osmosis technologies because the barrier to entry to this system technology is low. In addition, the Company experiences competition from a variety of sources with respect to virtually all its proposed water system components and subsystems, although the Company knows of no single competitor that currently competes in the integrated approach offered by its H2OkW System. Competition in the markets to be served by the Company will be based upon several factors including price, technology, experience, know-how, project finance, ongoing reputation, warranties, reliability, logistics support, and ability to access the market.

With respect to the Company's Sea Water Reverse Osmosis configurations of the H2OkW Systems, there are a number of companies, from large to very small, that design, build, integrate, install, and operate such systems. Two such public companies in the United States are Osmonics Inc. and Ionics Inc. In addition there are numerous smaller, privately held companies.

These Companies are experienced in the field of seawater desalination and are aggressively pursuing the market. Ocean Power is a new player and although it believes that its business model and technologies will give it a competitive edge, there is no guarantee that this will be the case.

The Company believes it will face significant competition from far larger companies with long histories of operating water processing and distribution systems and with greater experience securing water projects. Among the largest of these are Compagnie Generale des Eaux, a subsidiary of Vivendi, and
Suez-Lyonnaise des Eaux. These two companies are generally recognized as the leading competitors in the international water business market and are significantly larger than the next group of international competitors. Construction companies may also bid on water plant projects, but usually on a build-own-transfer basis and employing an array of technology suppliers.

The Company will be a new competitor in the international water market and currently has no presence in the market. Because of their longer operating histories and financial strength from on-going contracts, the larger competitors may be able to obtain project finance at lower cost and may be willing to bid more aggressively to retain market share. In general, other than the identified companies, the seawater desalination industry is highly fragmented, with few publicly owned.

We are unable to predict with certainty its relative market position with respect to its future seawater desalination systems and operations. The Company does believe it possesses technological advantages over most potential competitors and has begun to develop a market access advantage through local management experience in select regions by way of the developing regional joint venture commitments.

Distributed Power Generation / Renewable Energy Technologies

Our initial efforts in the area of distributed power and renewable energy were planned to support and reduce the cost of our seawater desalination business. The Company have since established a plan to develop distributed power and renewable energy sources business independent of our desalination business.
Therefore the sale of generated distributed power and distributed power equipment is expected to follow two separate lines of business.

In the first, we expect to profit from the excess power produced by its various local desalination joint venture partners using H2OkW Systems with power subsystems to generate potable water from seawater.

The second line of business we expect to engage in is the micro power market (i.e. locally produced distributed power). We intend to exploit certain proprietary power technologies to create stand-alone micro power systems for applications beyond seawater desalination. At the present time, these proprietary technologies include, Stirling engines, solar concentrators and fuel cells.

Technology Sources

         Stirling Engines

A Stirling engine is an external combustion engine in which an ambient pressure burner (similar to a household stove or hot water heater) is used to heat a gas

(such as helium) sealed in an engine. As the gas is heated either by burning gas, concentrated solar energy, or other means, it expands, exerting pressure on a piston. Once the piston has moved the gas cools and is rerouted through a heat recovery unit back to the primary heat exchanger. The piston turns a crankshaft that is attached to an electrical generator, which produces electricity. The primary advantages of the Stirling engines are that the external combustion is clean, silent, and more efficient than internal combustion engines and since they have half the number of parts, they are potentially lower in cost with higher reliability.

         Solar Concentrators

Solar   concentrators  work  by  collecting  sunlight  from  a  large  area  and concentrating it into a small area of concentrator solar cells, which produce voltage when exposed to radiant energy.

Solar concentrators are made up of high-temperature photovoltaic cells that can absorb more solar energy than the one "sun" (or the amount delivered through normal sunlight) that traditional flat-plate photovoltaic collectors absorb. These systems are placed at the focal point of a reflector array (called a dish) that can concentrate 700-1500 "suns" (700 to 1500 times the amount of energy found in normal sunlight) worth of energy on the cells. These systems run at substantially higher efficiency than flat plate PV (30% vs 12%) and therefore take up less space and hold the promise of lower cost.

         Fuel Cells

A fuel cell is an electrochemical source of electrical power, composed of an anode, cathode, and electrolyte. The anode, a positively charged electrode, and cathode, a negatively charged electrode, are porous to allow gases to pass through them. Between the two is an electrolyte, a solution that conducts electricity, which allows the oxygen and hydrogen to combine, creating electricity and producing heat and water as byproducts. Initially, fuels will be natural gas, diesel or plant material, vegetation, or agricultural waste used as a fuel or energy source.

Description of Power Market

Much of the world gets its electricity from large centralized power plants, which are situated far from consumers, and are inefficient, due to losses in electricity transmission over power lines. Micro power is the name for distributed local generation of power, for local consumption, using decentralized units in or near homes, offices, or industry. Liberalization of the market allowing for the sale of electricity has opened the market to competition from micro power. About half of the American States, India, Argentina and, as of 1999, the European Union have opened their wholesale electricity markets.

The market for distributed power, like water is driven by population growth, economic growth, institutional reform, deregulation, concern for the environment, depletion of existing resources, deterioration of existing infrastructure and advancing technologies.

Distributed power involves the local production and local consumption of useable electric power. Our plan is to continue to develop, acquire or license a portfolio of advanced technologies (or interests in such technologies) such as Stirling engines, fuel cells, and solar concentrators. and to continue to combine these technologies into integrated systems for the economic and profitable generation of distributed power.

As these and other distributed power technologies are integrated with existing power networks and technology, the result should be a reorganization of the power generation and distribution network, moving from a radial process designed around centralized power generation to a "distribution" of power assets closer to the end user or distributed power.

Distributed micro power offers substantial advantages over traditional power stations in terms of efficiency, reliability, environmental friendliness, and increasingly, price to all of these market segments. Ever-higher emission standards have made it unattractive to build coal-fired plants. (America gets about half its electricity from coal, The Economist, August 2000.) Micro power also adds reliability, uninterrupted power, providing an increased level of freedom from blackouts or brownouts. Added to micro power's further economic benefits of negligible transmission losses, micro power can take advantage of its surplus generated heat, which is usually wasted in the remote location of centralized power stations. This heat energy can be applied to a number of useful purposes, such as heating buildings.

Micro combined heat and power (MicroCHP) is a new component of micro power. Micro CHP is the simultaneous production of electricity, domestic hot water and heat in houses. Interest in MicroCHP has been driven by the opening of the energy sector for competition, concern for the environment, depletion of resources, advancing technology and the overwhelming of current electrical grids by unanticipated demand growth as a result of the Internet explosion in both the America and Europe.

Business Strategy

We intend to capitalize on these market opportunities by developing distributed power generation and renewable energy technologies. The sale of generated distributed power and distributed power equipment is expected to follow two separate lines of business, which are expected to produce additional sources of revenue for Ocean Power.

         Excess Power from H2OkW Desalination System

In the first, Ocean Power expects to profit from the excess power produced by its various local desalination joint venture partners using H2OkW Systems with power subsystems to generate potable water from seawater. The Company expects to earn income from the sale of equipment; license fees for the use of its intellectual property; and a percentage of the profit from the ongoing sale of water and power.

         Stand Alone Distributed Power Sources

The second line of business the Company expects to engage in is the micro power market (i.e. locally produced distributed power). The Company expects to exploit certain proprietary power technologies to create stand-alone micro power systems for power applications beyond seawater desalination. At the present time, these proprietary technologies include, Stirling engines, solar concentrators, and fuel cells. All of these are potential sources of locally produced, distributed power. The initial commercial products that the Company plans to sell into these markets will be based on Stirling engines and concentrated solar photovoltaic systems.

The Company expects to profit from power sold by its various expected electric utility joint venture partners using Ocean Power systems to generate electricity locally. The Company expects to earn profits from the sale of equipment, royalties from licensing its intellectual property and receiving a portion of the profits from the ongoing sale of power from its systems. Sale of power by the Company's joint venture partners is expected to be pursuant to long-term power supply contracts with the local customers (i.e. residential, commercial or industrial power users).

         Overview of Business Opportunity

The August 5th 2000 issue of The Economist places America's total power market alone at $220 billion. Distributed micro power offers substantial advantages over traditional centralized power, which is transmitted long distances over high-voltage transmission lines, in terms of efficiency, reliability, environmental friendliness and, increasingly, price to all of these market segments. The demand for distributed generation capacity, underscored recently by the developments in California, is expected to generate a $200 billion annual market for distributed generation equipment, according to Bear Stearns, Distributed Energy Services April 2000 report. The Company intends to target the market for small, inexpensive generating technologies. The aforementioned issue of The Economist predicts that the size of this market niche could be $60 billion annually within a decade.

The construction and operation of a central power system is capital intensive, requiring a significant infrastructure that cannot be easily expanded or moved to respond to increases in demand for power. These are some of the factors that have become the bottleneck in the California power pipeline. In India, China and much of the rest of the world, the situation is even worse in that the lack of this infrastructure holds back economic growth.

Ocean Power expects the distributed power businesses to follow a similar development plan to its distributed water business. The Company will participate in joint ventures, to try to assure optimum ongoing operations and to participate in system expansions, upgrades and profits.

We expect to enter the distributed micro power market at two levels, residential, and commercial / industrial distributed power sources. In the discussion below, we have indicated when, based upon current information, we expect to enter each of our expected markets. Our ability to enter these markets remain subject to numerous risks and uncertainties (some of which are discussed below) and there can be no assurance that we will be successful in our efforts or that we will be successful in the time frame that we currently believe that we can be.

         Residential Market Strategy

         Micro CHP

Our MicroCHP strategy for residential market introduction and the later volume build-up is straightforward. Initially, sales focus will be in four target market countries: United Kingdom, Germany, Holland and the United States of America.

Our planned objective is to provide, through our qualified subcontractors, the central component (the Stirling energy converter) to be applied in micro combined heat power systems-for use initially in older, large houses in the target markets that have natural gas boilers.

    There are four main reasons for the above focus:

o Older houses (~ pre 1975) constitute the bulk of the market, some 80% of the housing stock.

o   Replacement boilers represent 80% of the boiler market.

o Large houses are more profitable for micro CHP (because of the larger energy demand) than smaller or medium size houses. Micro CHP systems will be introduced into the market via this segment.

o Natural gas is considered to be the fossil energy carrier that for environmental reasons will dominate in the foreseeable future.

The houses that are initially most suitable for Micro CHP are those heated by gas. A micro CHP system will be applied in such houses as a replacement for the gas boiler when the boiler has reached the end of its service life. In Germany, the UK and the Netherlands, the three European countries with the largest installed base of gas boilers and water heaters, the initial potential market for Sigma based micro CHP systems is estimated by Sigma to be approximately 840,000 units per year.

Sigma (See Recent Acquisitions Section) is the developer of a 3kW-electrical/9 kW thermal Stirling Engine power plant for micro combined heat and power (or Micro CHP) applications in residences. Micro CHP is the simultaneous production of electricity, domestic hot water and heat. Sigma's 3kW-electrical/9 kW thermal unit produces 3 kilowatts of electricity and 9 kilowatts of heat energy, and is expected to be the first commercial unit to be sold by our proposed utility joint ventures into the residential power market.

It is only in the last few decades that certain power generation technologies, such as fuel cells and Stirling Engines, have finally matured to the point where they can offer competitive efficiencies in smaller sizes. Various demonstration projects around the world, such as the Sigma program with Statoil (See Strategic Partnerships Section), have shown this to be the case. This was shown by Ocean Power's recent analysis of information provided by its recent acquisition Sigma Elektroteknisk AS, a leading developer of Stirling Engines. Market research by our subsidiary conducted in the United Kingdom, Germany, and the Netherlands shows that the potential for profit that an energy provider, using a Stirling power plant, can realize from a single-family home customer, paying the same monthly utility bill, increases by a factor of 8 to 20 depending on the size of the house. This profit potential is offered by more than a doubling of overall energy efficiency, due to the utilization of the waste heat from the Stirling engine as well as electricity.

We are currently capable of producing limited quantities of systems for residential market using a 3kW-electrical/9 kW thermal Stirling Engine fueled by either natural gas or kerosene. The initial systems come pre-packaged for field and endurance testing by interested utilities. The goal of the Company's development plan is to accomplish the sale of distributed power and distributed power equipment through regional energy companies, in power challenged markets. The energy companies will install, maintain and operate the units for their residential customer base. Manufacturing subcontractors and system integrators will be used to provide the finished systems and the Stirling engines necessary to drive them.

There are three levels supporting this strategy: Energy service companies, original equipment manufacturers, and engine manufacturers.

1) ____ An energy service company (ESCO) or utility must be identified and a joint venture relationship defined. These joint ventures will generally be limited by local geographic region. These ESCOs will be responsible for purchasing, installing, maintaining, operating and fueling the MicroCHP systems. They will also bill the end user as well as deal with all regulatory compliance in their territories. Statoil is the first ESCO under contract and they are in discussion about the scope of the next phase of their commercialization plan (see Strategic Partners). Discussions are underway with prospective ESCOs in Germany, Holland, the UK and the US. At this time there are no material documents to disclose.

Sigma shipped the first Stirling engine test container for installation at the test site at Mongstad on the West Coast of Norway. The Stirling test container holds a working prototype 3kw electrical 9kw thermal engine developed by Sigma for micro combined heat and power. After installation at the test site, operated by the Norwegian state oil company, Statoil, the planned verification test will be started with natural gas as fuel. This test program is part of a multi-stage Stirling project between Sigma, Statoil and the Norwegian Governmental Development Fund. It started with a market study begun in 1996. In October 1997, the next phase, the development of the working prototypes, began, costing to date a total of $1.5 million US dollars. The endurance testing started on October 6, 2000 and will continue through this year while the next phase of the commercialization program is being defined. Negotiations are underway to extend this program into the multi-phase commercialization of this technology over the next several years.

It is important to note that we believe Ocean Power will have revenues from the original sale of the MicroCHP system to the ESCO and also earn a share of the ongoing revenue billed by the ESCO to the end user. Due to widely varying local energy economics, the exact ratio of the second profit stream will be negotiated on a case-by-case basis.

2) ____ An original equipment manufacturer (OEM) is the next key element in the Company's commercialization plan. These entities may be boiler manufacturers, air conditioning manufacturers, automotive subsystem suppliers or providers of complete power systems currently using other technologies. These companies will perform the final system integration of the actual unit that the ESCO will install at the customer's site. Since the electrical and building codes vary from country to country and the finished systems would be expensive to ship long distances, local OEMs will be selected in each major market. Draft documents are currently being reviewed with major OEMs in Germany and the UK. Prospective OEMs have been identified in the US and Holland. As soon as the first agreements are finalized in either the UK or Germany, these will be used as a template for other territories. A key requirement that we will demand of our OEMs is that they provide the capital necessary to produce sufficient units to support regional sales. Since these systems promise a significant expansion of their businesses, many OEMs are actively seeking micro power opportunities. This leads the Company to believe that there will be sufficient manufacturing capacity and interest from qualified OEMs to support its business plan.

3) ____ The final component of our strategy is the manufacturing of the Stirling power plant that is the heart of the MicroCHP system. Ocean Power has already engaged Ricardo Inc. (see Strategic Partners) to start the process of taking the working prototypes and redesigning them for high-rate, lower-cost production. Their initial pre-production prototypes should begin testing in Q4 2001. Although Ricardo can manufacture up to a few thousand units, they are working actively with Ocean Power to identify the appropriate Tier 1 auto supplier to take over production when demand exceeds Ricardo's capacity. In the long run, the Company plan's to subcontract manufacturing of the Stirling engines to major automobile manufacturers. Currently the manufacturing capacity of engine manufacturers worldwide exceeds demand and the Stirlings, which can be made using the same materials and processes as conventional engines, offer an attractive method of absorbing some of that capacity. Since the efficiency of engine manufacturing plants increases each year, the Company doesn't believe that this overcapacity will disappear.

The Company's Stirling engine development is not yet ready for high volume production. This process will be completed in 2001, with commercial availability of planned production units in 2003. The Company's Stirling engine would employ gas, diesel, plant material, vegetation, agricultural waste or other biomass and or municipal solid waste as fuel sources.

In summary our planned objective is to provide, through our qualified subcontractors, the central component (the Stirling energy converter) to be applied in micro combined heat power systems-for use initially in older, large houses in the target markets that have natural gas boilers. Local energy companies are expected to bring microCHP systems to their residential customer base as boiler replacements that also supply power. The manufacturing profit from selling units to the ESCOS will be followed by a share of the increased profit potential offered by the use of these MicroCHP systems, sold through regional energy companies that are willing to work with us on long-term participation basis. The first unit has already been shipped to Statoil of Norway. Negotiations are underway with potential utility partners in Germany, Holland, the UK and the US.

         Commercial / Industrial Strategy

         Stirling

We expect our Sigma subsidiary to be the foundation for the development of a full range, of Stirling engine micro power products to meet the needs of the commercial and industrial markets.

Our objective is to provide, through our qualified subcontractors, the central component (the Stirling energy converter) to be applied in combined heat power systems for use in commercial and industrial facilities.

Stirlings engines can offer businesses substantial economic advantages over traditional power stations in terms of:

1. Efficiency, and reliability
2. Environmental friendliness
3. Useful surplus generated heat
4. Lower price per kilowatt of electric power

In terms of efficiency and reliability, the Company believes that Stirling engines will be able to produce both electricity and heat with greater efficiency than traditional power stations because their smaller size and more localized distribution should enable them to not experience losses in transmission and distribution such as are typically experienced by large central generating plants currently in use. Furthermore, any performance failure of a Stirling engine plant should affect fewer customers than failures at central generating plants due to the Stirling's smaller, more local nature of distribution. Therefore the use of Stirlings as a component of an integrated power grid would increase the reliability of the system at any given time to a larger number of customers. The environmental benefits of Stirling engines result from a lower ambient pressure combustion which generates fewer of the components that contribute to air pollution than traditional large central generating plants.

Because Stirling engines are small and can be located closer to the customer than large central plants, the heat produced by Stirling engine systems should be capable of being sold to customers in addition to electricity produced. Our Stirling engines are being designed to fit into the same space as the existing boilers in structures that are currently heated by hot water. The Stirling engine will thus provide energy to heat water for both domestic and room heating purposes.

This phase of development, which started in late 2000, contemplates the use of a modular power system, based on Stirling engines capable of generating approximately 25 kW of electricity. Our intent is to establish the baseline technology through our development of the 3 kW Stirling engine. We will then determine the optimal output of the commercial Stirling engine (approximately 25
kW); and decide then whether to engineer the commercial units through SIGMA or to outsource the engineering to a qualified third party. By use of a modular power system, multiple units could be integrated in racks housed in standard shipping containers to create modules with capacities up to 900 kW. Test data and studies from universities (Lund, Sweden), government agencies (Department of Energy), industry (General Motors) and our licensees (STM) have indicated that external combustion engines have shown efficiency and air quality characteristics substantially better than conventional technologies and hold the promise of substantially lower capital and operating costs.

This family of products should deliver high electrical power at efficiencies of 25-40%. This efficiency number refers to the amount of thermal energy in the primary fuel (natural gas, propane, etc.) that is converted to electrical energy available to the user. For a comparison, central station power plants (coal, oil, natural gas and nuclear) range from 30 to 45% prior to transmission losses (which average 7-10%). These units are expected to serve commercial and industrial customers worldwide.

The Company believes that all of the above referenced factors should contribute to a lower overall cost of both electricity and heat.

Development is underway on the next generation designs featuring the application of aerospace technology for the "hot" end of the units. Using the same type of technology used in the manufacturing of thrusters for the Space Shuttle, our engineering team will integrate all of the fluid functions (fuel injection, air mixing, heat transfer, cooling etc.) into one component. This will result in even smaller and more efficient Stirling engines (through the reduction in the amount of dead volume in the working gas circuit). Provisional patents were filed on November 7th 2000, for this proprietary enhancement of the Stirling engine by us.

Our micro power strategy for industrial and commercial market is expected to be the same as the residential market strategy and will utilize the same three support levels: energy service companies, original equipment manufacturers, and engine manufacturers as described above in the residential market section.

In summary our planned objective is to provide, through our qualified subcontractors, the central component (the Stirling energy converter) to be applied in combined heat power systems for use in commercial businesses and industrial facilities. Local energy companies are expected to bring CHP systems to their commercial and industrial customer bases as power supplies that also supply heat. The manufacturing profit from selling units to the ESCOS will be followed by a share of the increased profit potential offered by the use of these CHP systems, sold through regional energy companies that are willing to work with us on long-term participation basis.

         Solar Concentrators Photovoltaic and Stirling

An additional product line under development for the commercial and industrial micro power market produces electrical power from solar heated Stirling engines and or photovoltaic concentrators.

We have signed a non-binding term sheet with Science Applications International Corporation (SAIC) to commercialize its solar dish technology with both Photovoltaic Concentrators and Stirling Engines. Since 1992, SAIC has been the prime contractor to the US Department of Energy's National Renewable Energy Laboratory (NREL) program to develop cost-effective solar systems.

We are working with SAIC to commercialize its solar dish technology with both photovoltaic concentrators and Stirling engines. Photovoltaic concentrators work by collecting sunlight from a large area and concentrating it into a small area of concentrator solar cells, which produce voltage when exposed to radiant energy. Solar Concentrators are made up of high-temperature photovoltaic cells that can absorb more solar energy than the one sun that flat-plate collectors are designed for. These systems are placed at the focal point of a reflector array (called a dish) that can concentrate 700-1500 suns worth of energy on the cells. These systems run at substantially higher efficiency than flat plate photovoltaic systems (30% vs 12%) and therefore take up less space and hold the promise of lower cost. We expect to be able to enter the solar concentrator market and take orders for commercial deliveries in the second half of 2001.

The Stirling solar approach may be a hybrid configuration so as to use heat produced by burning gas during periods of low solar energy concentration (e.g. cloudy days and at night) and solar heated in high solar energy conditions.

Ocean Power and SAIC are developing a business relationship where we plan to set up a subsidiary to serve the U.S. and Canadian Utility Market with a variety of distributed generation products. The first two will be our Stirling Engines and SAIC's solar dish with a PV concentrator. SAIC and its affiliates are expected to own a minority equity position in this subsidiary as a down payment on a license to the existing SAIC dish technology. We will own the balance. We will convey to the subsidiary exclusive rights to market all of our power generator technology which is not used in connection with water desalination. The subsidiary is expected to pay royalty payments to SAIC for the license of the existing SAIC dish technology on terms yet to be determined. It is also intended that SAIC will help recruit the utilities necessary to commercialize both the solar dish and our Stirling technologies.

         Fuel Cell

Both Stirling engine and fuel cell technologies hold similar potential for improvements in the areas of efficiency, noise, emissions, simplicity and reliability. Our current projections lead us to believe that, although the Stirling has a lower efficiency limit, it will be lower in cost and more readily manufactured for the next several years. The ability to manufacture a Stirling engine in a conventional automotive or other type of engine plant without massive capital expenditure by us, makes it an ideal near-term micro power source.

Since the maximum practical efficiency (or the ratio of the energy delivered by a machine to the energy supplied for its operation) of a Stirling power system is around fifty percent (electrical), we are working on the development of even higher efficiency power systems using fuel cells.

Because of the efficiency limitations of Stirling engines, We are currently developing proprietary alkaline fuel cell technologies for systems above one kilowatt. We are also developing ambient pressure, proton exchange membrane
(PEM) fuel cells for systems under 1000 watts. These low power systems will be marketed by us through HyPerTec and also used as backups for control and communication electronics in all of its distributed power and water systems.
Since the key requirement of a fuel cell is fuel, we are also working on an electrochemical fuel processor. Initially, fuels will be methanol, natural gas and diesel. Later, plant material, vegetation and agricultural waste will be used. Based on the current development plan, we expect to offer the first systems using these technologies as commercial power sources sometime in 2003.

Our technology in this area falls into three categories, alkaline fuel cells (for systems above 1000 watts), proton exchange membrane fuel cells (PEM for systems under 1000 watts) and hydrogen generation. So far we have kept our technology as trade secrets. We are currently working on patents for those parts that can be better protected by this method. Initial lab demonstration of the low-temperature hydrogen generator will start in the second quarter of 2001. Limited commercial deliveries of small PEM systems should start in Q3 2001. Advanced Alkaline fuel cells will start field tests in late 2002 with projected commercial deliveries starting in 2003.

We anticipate that our H2OkW System will use electrical power and heat from its proprietary alkaline fuel cell technology and its related electrochemical fuel processor, which is currently in development. Demonstration of these systems will start in 2001 with commercial availability planned for 2003, and remains a development program at this time.

In June of 2000, we announced that we had entered into a Memorandum of Understanding with Hydrogen Performance Technologies (HyPerTec), a start-up developer of small Proton Exchange Membrane (PEM) Fuel Cell Systems, and that, in connection with the arrangement, the Company intends to invest $10 million in the development of fuel cell technology and manufacturing support over the following two years. Subsequently, the parties concluded that it would be in their interest for the Company to make HyPerTec a majority owned subsidiary rather than a strategic partner (as initially announced). On September 10, 2000, we signed a non-binding letter of intent to acquire a controlling interest in HyPerTec, pursuant to which we were to receive a minimum fifty one percent of the shares of HyPerTec common stock in exchange for a limited interest in our advanced fuel cell technologies relating to advanced ambient pressure electrodes, catalyst formulations, electrode manufacturing processes, water management techniques, hydrogen generation and storage. This agreement was subject to the negotiation and execution of definitive contracts which we expect to complete in the 2nd quarter of 200. Effective January 1, 2001, Blair Aiken, a founder of HyPerTec, joined Ocean Power as Senior Vice President of Business Development.

Although we have not yet reached a final agreement with HyPerTec, the Company has raised an initial $3 million in private equity investment in Ocean Power to build lab facilities, develop licenses, initiate manufacturing development and develop product specifications and marketing relationships for fuel cells. Laboratory facilities have been installed at our facility in El Dorado Hills and fabrication of prototypes will commence during the first quarter of 2001. The next phase of development is to complete license arrangements with outside technology sources, build prototypes of demonstration systems and start field-testing with potential customers.

The initial markets will be for communications relays, professional video equipment and military power supplies. The initial prototypes should start being delivered in Q3 2001. Limited commercial quantities are planned for shipment in the middle of 2002.

RECENT ACQUISITIONS

On August 10, 2000, we completed the acquisition of SIGMA Elektroteknisk AS, with the exchange of 100% of the shares of common stock of SIGMA for 1,718,748 shares of our restricted Common Stock. Sigma is the developer of a 3kW electrical/9 kW thermal Stirling Engine power plant for use in a power generation system for the home. As discussed in the audited financial statements of Sigma (Note 6), the Company is a development stage company with no significant operating results to date, and the company's auditors have included a going concern opinion in their report on the company's audited financial statement issued as of December 31, 1999. Its net operating loss carry forward as of December 31,1999 was $6,148,000.

STRATEGIC RELATIONSHIPS

         Statoil Norway

On October 6, 2000, Sigma shipped the first Stirling engine test container for installation at the test site at Mongstad on the West Coast of Norway. The Stirling test container holds a working prototype 3kw electrical 9kw thermal engine developed by Sigma for micro combined heat and power. After installation at the test site, which is operated by the Norwegian state oil company, Statoil, the planned verification test will be started with natural gas as fuel. This test program is part of a multi-stage Stirling project between Sigma, Statoil and the Norwegian Governmental Development Fund. The program started with a market study begun in 1996. In October 1997, the next phase, the development of the working prototypes, began upon installation of the Sigma Stirling at Mongstad and will continue through this year. This test program is important because it is the first endurance test of a MCHP unit under actual field conditions. The test program is being funded equally by Sigma, Statoil and the Norwegian Governmental Development Fund. Negotiations are underway with Statoil to extend this program into the multi-phase commercialization of this technology over the next several years.

         Kockums, Sweden

Kockums has some 30 years experience in developing and building Stirling engines. On November 14, 2000, Kockums signed a cooperative development agreement with Sigma and is supporting the development of a mass-producible version of the Sigma engine. Their support is in the form of engineering consulting. This includes computer modeling to predict the performance of a specific design for the Stirling engine under a wide range of operating conditions prior to actual construction of the unit. At the same time, Sigma will be able to provide its services and proprietary technologies to Kockums. This will allow Sigma to better focus on the commercialization of the 3 kW unit by obtaining consulting services from Kockums in the area of design and engineering. As Sigma concentrates its efforts in supporting the fast developing distributed Heat & Power market and Kockums builds engines for military applications, Sigma will benefit from sharing of know-how with Kockums.

         Ricardo US

A global power-train engineering and consulting firm has been contracted to assist in the implementation of a high-rate manufacturing program. Sigma has a preliminary design engineering contract with Ricardo Inc. to support the design and development of their current Stirling cycle engine. Support from Ricardo was sought to redesign the lower end portion of the Stirling for cost effective high volume production, long-term durability and to meet specific functional requirements of MCHP applications.

The overall Ricardo program has four separate contract phases: preliminary design, design, prototype development and production. The preliminary design phase has been completed. On February 23, 2001, we entered into a contract with Ricardo for the design phase of the program. Over the next eight months to one year, Ricardo will perform a design evaluation for Sigma's 3kW Stirling engine for meeting durability and reliability targets, and to develop the design for manufacturing volumes for Sigma's 3kW Stirling engine. The engine is intended to power Sigma's household-size micro combined heat and power (MCHP) units.

The objectives of preliminary phase are:

o   To provide  concepts to  productionize  the basic  design of the MCHP engine
    lower   end   through   reduced   parts   count,   simplified   design   and
    design-for-assembly

o To provide an outline for a product development and validation plan that will result in an engine lower end that meets the requirements of the functional specification

o To provide concepts to reduce the height and weight of the engine o To provide design options for engine bearings that will meet engine life requirements

The proposed timeline for this activity is to see the first Ricardo, limited volume units in the second half of 2001 with the first production runs starting in the second half of 2002.

         EEM

EEM of San Diego and Moscow develops commercial products, for real-time monitoring of air and water quality, based on the proprietary technology developed for air and water monitoring by the Soviet/Russian space program. The initial microprocessor based units will monitor air-quality in the exhaust of the Company's Stirling systems. Subsequent systems will be designed to eliminate the need for sending water samples to laboratories.

The attraction of these monitoring systems is the ability to monitor both air quality and water quality in real-time without resorting to taking samples that have to be sent to outside labs for analysis. This has several advantages such as a) better feedback for autonomous operation; b) reduced operating and maintenance costs; c) unique water safety capabilities.

On June 8, 2000, EEM agreed to negotiate with us for an exclusive worldwide license for the use of their technologies in seawater desalination. On November 15, 2000, we entered into a Memorandum of Understanding with EEM to exploit a wider range of applications for EEM's technologies in the areas of water and gas monitoring. The first two test units were received by Ocean Power on November 14, 2000, and our preliminary testing indicates that they perform as designed with respect to ozone and hydrogen concentration detection. Starting in the second quarter of 2001, additional sensors for a wide range of other gases will be delivered for testing verification. Also the water sensors for metals and salts are in development and should be available for testing in late spring 2001.

Once these sensors have been tested and validated, in a certified independent laboratory, a system designed to optimize the performance of the Company's Stirling system will be built. When available, it will be integrated into the field test units for endurance testing. The Company believes that real-time monitoring will offer substantial savings through increased reliability and the ability to offer emission credits for sale in real-time.

         EPRIsolutions

On February 20, 2001, we entered into a non-binding agreement with EPRIsolutions
(EPRI), a subsidiary of the Electric Power Institute, whereby EPRI will support our efforts in the market introduction in the United States of the Sigma Stirling engine. The agreement is conditioned upon the development on a best efforts basis and execution of definitive agreements, which would require EPRI to provide the following services: (1) to conduct initial baseline performance testing of the Stirling engine and tests to assess its ability to meet U.S. electrical interconnection and power quality requirements; (2) to obtain commitments from electric and gas utilities in the U.S. and Canada for 20 test units for U.S. field testing; and (3) to facilitate the organization of an electric and gas utilities users group who would have the option to be a U.S. or Canadian distributor of our Stirling engine. We expect that the definitive agreements would also require us to form a new subsidiary corporation (in which SAIC would also hold a minority interest) through which the SIGMA Stirling engines would be sold in the United States and Canada. We anticipate that EPRI and the participating electric and gas utilities would receive an equity interest in the new corporation, in amounts to be agreed upon. Each participating electric and gas company would also be granted an option to be a U.S. or Canadian distributor of the SIGMA Stirling engine.

         Battelle Memorial Institute, Pacific Northwest Division

On October 12, 2000, we entered into a Memorandum of Understanding with Battelle Memorial Institute, Pacific Northwest Division ("Battelle"), pursuant to which Ocean Power would test and evaluate the commercial viability of ozone generator technology that was developed by Battelle and the Kharkov Institute of Physics and Technology (KIPT) of the Ukraine with funds provided by the United States Department of Energy Initiatives for Proliferation Prevention Program, and provide Battelle with written evaluations and data. Based upon the test and evaluation work completed by us pursuant to the October 2000 MOU, Batelle has proposed on March 8, 2001 that we participate as an industry partner with the Pacific Northwest National Laboratory, which is operated by Battelle, in the next phase of refining the ozone generator technology and licensing negotiations. Battelle has proposed for our continued participation in the project to develop a proposal for the Department of Energy's approval of further study of this technology for a specific field of use. In the event that we elect to so participate, and the Department of Energy agrees to fund our proposal, we would have a right to a non-exclusive, royalty free and paid up license for any technology that results from the study for the specified field of use. We would also have an option to negotiate for a royalty-bearing exclusive license and/or additional fields of use. We intend to continue our participation in the project. We have not yet submitted our proposal for further study to the Department of Energy.

         Organic Power

On March 14, 2001, we entered into a non-binding letter of intent, terminable at any time by either party, with Organic Power, a Norwegian company, to negotiate for an exclusive license to use Organic Power's gasification technology in the areas of distributed power and seawater desalination in those geographical regions currently covered by our joint venture agreements or heads of agreement -- Greece and Greek Cyprus, Mexico, and twenty-eight countries, territories and islands in the Caribbean region. The non-binding agreement to negotiate this license will automatically terminate on June 30, 2001 if a definitive license agreement is not executed by the parties. In addition, we agreed with Organic Power in the same non-binding letter of intent to commence discussions to obtain an exclusive license to use Organic Power's gasification technology in the U.S. and Canada. Ocean Power and Organic Power further agreed that either party would provide prior notice to the other party in the event that it entered into discussions with any third party about the use of Organic Power's gasification technology or any similar technology.

In December 2000, we commenced discussions with Organic Power regarding the potential purchase of up to 50% of Organic Power's stock. These discussions, which were the subject of a non-binding memorandum of understanding dated December 20, 2000, are currently on-going.

Competition

In the general sense, competition to the Company's distributed power generation systems comes from existing distribution systems many of which adequately supply their customers at affordable prices. Therefore, we are aiming at markets without adequate power available, no existing infrastructure or a need for the increased reliability offered by distributed systems.

In all of its markets, we will team with a major power provider to provide project financing, operation, installation, maintenance and training. It will be these power providers that will have to decide which technology best serves their markets.

Distributed generation, by its nature, offers substantial barriers to competition from traditional power technologies. Once the distance from the user is beyond the distance that heat can be cost-effectively moved, you can only sell electricity. Large power generators operate at about 30-40% electrical efficiencies. An addition 7-10% loss in transmission worsens the picture and the operating and maintenance cost make it worse still (more plant to maintain). The major competitors we see will have to be able to field small systems that can cost-effectively sell combined heat and power to achieve the overall efficiencies in the 80-90% range that will match a Stirling system. For example; current PC-25, 200 kW fuel cells from ONSI, operating on natural gas, have demonstrated efficiencies above 85% in installations where the end user can use the heat produced as well as the power.

Potential  competitors  developing,  commercializing,   producing  or  marketing
systems for distributed, combined heat and power are working in the following four areas:

1.   Gas engines (IC Otto)
         Honda, Japan,
         Marathon, USA,
         Wartsila, Finland,
         Onan, USA

2.   Microturbines
         Capstone,USA
         Allied Signal, USA
         Siemens , Germany

3.   Stirling Engines
         Schweizerische Industrie-Gesellschaft (SIG), Switzerland
         WhisperTech, New Zealand
         Solo, Germany
         STM, USA

4. Fuel Cell (Proton Exchange Membrane (PEM) or Solid Oxide (SO)) Dais-Analytic, USA,
         Plug Power, USA
         Vaillant, USA
         Ballard, Canada,
         H Power, USA
         Zetec Power, UK

Within these four technology areas, development has advanced the farthest within the area of gas engines. This is due to the fact that such engines are based on well established commercial technologies offering long practical experience and low cost, which of course greatly facilitates further development. They also have been used for larger CHP installation for some time now. Micro turbines have made significant strides over the last several years but their most optimistic cost projections (~$500/kW according to Bear Sterns Distributed
Generation  Survey  of  2000)  don't  approach  those  of  Stirlings   regarding
efficiency,  cost,  noise  or  emissions.  Fuel  cells  have  so far  been  used commercially only to a very limited extent, and only in medium scale applications (~ 200 kWe). Their application for micro CHP has been intensively investigated only in the last 3 to 4 years, with practical demonstration of systems for the first time in 1998/99.

The main competitive feature of the Stirling technology versus the other three technologies is cost:

o Gas engines require damping, catalytic converters and filters, additional heat exchangers, and more extensive maintenance, which makes the product of the OEMs (i.e the micro CHP system) more expensive.

o Micro turbines are noisier, less efficient and have higher emissions than Stirlings.

o   Fuel  cells  -  in  analogy  to  gas  engines  -  require  fuel   reformers,
    compressors, moisturizers, desulphurisation devices, inverters which again makes the product of the OEMs more expensive at this time.

Patents and Other Intellectual Property Protection for Our
Proprietary Methods and Technologies

We consider the protection of our proprietary methods and technologies for desalination and power generation services and products to be important to the success of our business. We rely on a combination of patents, trade secrets and licenses to establish and protect our proprietary rights to our methods, technologies and products.

We currently own issued patents in the United States, Sweden, Germany, as well as one issued European patent, all of which were acquired when Ocean Power acquired Sigma Elektroteknisk A.S. These patents are all directed to design and performance improvements and enhancements to Stirling engines, including but not limited to efficient motion transmission, heat storage, power control and energy conversion.

We also own four United States provisional patent applications. These provisional applications are directed to: (i) water pretreatment for desalination applications, (ii) components and processes related to the evaporation stage of a distillation system and (iii) certain improvements involving platelets, to the fabrication of manifolds for a Stirling engine. Non-provisional applications based on the priority dates of these four United States provisional applications will be filed this year. Any patents resulting from those applications will expire twenty years after the filing of the non-provisional applications. Non-provisional applications are expected to be filed for all four of these patents within the next ten months.

Through a license agreement with STM, Inc./General Stirling, we have an exclusive license (to practice the technology in question for any commercial purposes related to the removal of salt from sea water) under thirty-eight issued United States patents and over fifty issued non-U.S. patents, including German, Australian, European Community and Patent Cooperation Treaty ("PCT") patents. These patents are all directed to design and performance improvements and enhancements to Stirling engine technology, in areas including, but not limited to, power and speed control, heat management, solar energy management and fluid distribution.

Through Ocean Power's license agreement with Aquamax/Keeran, Ocean Power has an exclusive, worldwide license (within the field of seawater desalination) under more than sixty patents and patent applications, including issued patents in a variety of foreign countries, PCT applications and European Patents. These patents are directed to the fabrication and operation of distillation equipment, including but not limited to structural improvements, manufacturing techniques and performance enhancements which increase efficiency and reduce cost of manufacture. These patents do not include any that might be affected by Ocean Powerss.s decision to seek arbitration with Aquamax/Keeran as to rights Aquamax/Keeran did not own, but purported to convey as discussed above in "Strategic Relationships--Aquamax International Holdings BV and Keeran Corporation".

Our business plan depends to a significant degree upon securing proprietary rights in the methods, technologies, component parts and products that enable us to meet our market goals. It is critical to our success that we secure and protect the intellectual property associated with those methods, products and technologies. We are in the process of exploring several new inventions (both methods and devices) and will continue to file patent applications in the U.S. and abroad as these inventions take final form. Patents provide some degree of protection for our intellectual property. However, the assertion of patent protection involves complex legal and factual determinations and is therefore uncertain. In addition, the laws affecting the scope of patent coverage and the periods of enforceability of patent protection are always evolving.

Patent applications are granted or rejected after comparison with inventions and practices already known in the same field, referred to as the prior art. The prior art in fields related to desalination and power generation is changing rapidly. Thus, with regard to our currently pending provisional applications, and applications to be filed in the future, there can be no assurance that patents will issue from any of these patent applications. In addition, issued patents licensed to us could be successfully challenged, invalidated or circumvented so that our patent rights would not serve as effective competitive barriers.

Ocean Power has applied to the U.S. Patent and Trademark Office ("PTO") to register the mark "H2OKW" as a trademark for use in the sale of goods and service relating to water desalination and purification systems used to produce water and energy. This application, based on Ocean Power's intent to use the trademark, was filed on July 26, 1999. The PTO has made two requests for additional information, to which Ocean Power has responded. No final determination as to the registrability of the mark has been made at this time.

Ocean Power also owns the mark "3 Inside" which has been registered as a trademark in Norway for use by Ocean Power's subsidiary, Sigma Elektroteknisk A.S. The patents owned by Ocean Power, or to which Ocean Power has licensed rights, have expiration dates ranging from 2002 to 2018. In addition to patent and trademark protection, we also plan to make use of copyright protection, in the United States and abroad, to protect proprietary software, technical manuals and other writings that we may develop in connection with our business methods and processes. We will also continue to use trademark registration to protect the good will associated with the Ocean Power name and with specific branded products which we expect to produce and sell. We also maintain our trade secrets and invention disclosures in accordance with a rigorous set of policies and procedures developed in conjunction with our outside intellectual property law firm.

Government Regulation

         Power

As Ocean Power deploys its power systems it will be subject to a variety of regulatory standards. The first tier of regulation is governmental on the macro scale. These include such standards as World Health Organization standards, national electrical codes and combustion safety standards. The next tier will be more local regulations covering such issues as air quality, noise and fire safety. The final layers of regulation are voluntary standards governing both safety, reliability and compatibility in areas such as grid compatibility, independent laboratory certification (such as Underwriters Laboratory in the US), insurability, manufacturing process control (ISO 9000) and environmental issues related to manufacturing (ISO 14000). ISO 14000 is a series of standards on environmental management tools and systems being developed by the ISO.

The Company's approach to these issues is straightforward. In the downstream direction, all joint venture partners or utility customers will be required to handle all permitting issues for their territories. This includes fire, air quality, and construction codes.

All systems will be designed and built to applicable regional standards such as the National Electrical Code in the US. All vendors and subcontractors will be required to manufacture to both ISO 9000 and ISO 14000 international standards.

Components and subsystems will be used that have already passed all relevant governmental and industry standards. When new components are developed, where needed, they will be put through the appropriate certification processes by such independent entities as Underwriters Laboratory or Gas Research Institute.

In all instances, new certifications will be done to the strictest standard extant. For example, all air quality certification will be done in California under the supervision of the California Air Resources Board. Their stamp of approval is accepted by in most of the rest of the world where Ocean power plans to do business.

         Water

In general, most countries in which we plan to install desalination systems have local drinking water quality standards and environmental laws and regulations. At present, three sets of water quality standards set the standards for most of the countries which comprise the market of the Ocean Power Corporation for seawater desalination systems. These are the World Health Organization, the
European Union and the United States Environmental Protection Agency. In general, compliance with the most stringent of these regulations combined will assure compliance with other nations regulations for water quality and environmental law.

We have established the following requirements for Water Quality of the World Health Organization, the European Community, the U.S. Environmental Agency and of the Company itself. Our standards are more stringent than the above governmental agencies.


                                  Water Quality

                     (A summary of drinking water standards)
             (Values in milligrams per litre, except for pH levels)
             Constituents Power                   WHO(2)            EC(3)            EPA(4)              Ocean
             ------------------                   ------            -----            ------              -----
Total Dissolved

  Solids (TDS)...........................     less than or     less than or     less than or      less than or equal
                                              equal to 100     equal to 200     equal to 500      to 50
  pH (units).............................     --               --               6.5-8.5           5.5-8.5
  Sodium ................................     less than 200    less than 20     No Standard       less than 20
  Chloride...............................     less than 250    less than 25     less than 250     less than 25
  Bromide ...............................     --               --               --                less than 25
  Heavy Metals ..........................     --                less than 30     less than 1      less than or equal
                                                                                                  to EPA
  Turbidity .............................                                                         0.5--1.0
  Natural Turbidity Unit's ..............
  Odor ..................................                                                         3
  Threshold Taste........................     --               --               --                B1 or B2 (1)
  Coliform...............................     No Standard      No Standard      less than 1       0
                                                                                colony/100ml

  Giardia Lambila........................     No Standard      No Standard      0                 0
  Le Gionella ...........................                      0                0                 0
 .........

(1) International Association on Water Pollution Research and Control Flavor Wheel for Drinking Water, Water Quality Bulletin, Vol. 13, No 2-3, 1988.

(2) WHO is the World Health Organization; standards are derived from "Guidelines for Drinking Water Quality", Second Edition, Volume 1, World Health Organization, Geneva, 1993

(3) EC is the European Community; standards derived from "Water Framework Directives", 23 October 2000, as being impslemented by several Member Nations, and the EU Council Directives 80/778/EEC and 98/83/EC

(4) EPA is the United States Environmental Protection Agency, "National Primary Drinking Water Regulations", August 5, 1999

The company recognizes that compliance with these laws and regulations is mandatory and penalties usually exist in the event of non-compliance. Further, it is anticipated by the company that changes to these laws and regulations may require improvements to desalination systems, which may require additional capital and increase operating costs in order to remain compliant. Such changes, together with the level of enforcement, could adversely impact financial performance of the company during the period of change.

International Standards: World wide, certain international standards are being employed for both water and environmental regulation. Among the most pervasive are ISO 14000 standards for environmental performance and the World Health Organization guidelines for drinking water quality, as published in 1993.

European Standards: Until the recent consolidation of standards under the European Union, each country had its own extensive water quality laws and regulations. With the consolidation, EU 2000 has become the emission standard and developing framework directive that is to be accepted by all EU members.

United States: The dominant regulations within the United States are the EPA, Office of Water, National Primary and Secondary Drinking Water Regulations. Individual states, such as California, have built upon these standards and added further specific standards, for water. California has numerous other laws, which will regulate the technical operation, location, and performance of the company's desalination systems. Among such standards are, the California Coastal Commission regulations and the State Water Resources Board for Water Quality Control of Ocean Waters. Other US environmental laws, which might impact the company's water operations, are the Clean Air Act, the Resource Conservation and Recovery Act, the Emergency Planning and Community Right to Know Act, and the Comprehensive Environmental Response, Compensation and Liability Act. Caribbean
Area: Through various treaties and agreements, such as the Caribbean Basin Initiative, the Caribbean Basin has adopted US EPA standards for water and environmental protection.

Greece and Cyprus: Because of its membership in the European Union, this region is adopting the European Community Framework Directive.

Mexico: As a result of the NAFTA treaty and ongoing negotiations between the US and Mexico regarding environmental standards, the Company believes that compliance with US EPA standards and regulations will satisfy current and developing standards in Mexico.

Employees

As of the date hereof, the Company employed 34 full-time employees, to include, the President, Vice President, Secretary Treasurer, 2 Executive Assistants to the President and Vice President, 2 Chemists, Manufacturing Manager, Design Engineer and an Administrative Assistant. The Company hires independent contractors on an "as needed" basis only. The Company has no collective bargaining agreements with its employees. The Company believes that its employee relationships are satisfactory. In the long term, the Company will add staff through acquisitions and will attempt to hire additional employees as needed based on its growth rate.

         Risks and Uncertainties

There are many risks and uncertainties involved in the Company's business and in investment in the Company's common stock. Additional risks and uncertainties not currently known to the Company or that are believed to be immaterial may also harm the business. If these or any of the following risks actually occur, the Company's business could be harmed, the trading price of the common stock could decline and shareholders may lose all or part of their investment.

Our limited operating history and our evolving business model make it difficult to evaluate our prospects.

Our company began pursuing operations in the distributed water and distributed power industries in 1997. Our limited operating history makes it difficult to predict our future prospects, which are subject to the risks, expenses and uncertainties encountered by early stage companies in the new and rapidly evolving market for Internet commerce products and services. These risks include:

    o    our unproven and evolving business model;
    o    the potential development of comparable services by competitors;
    o whether we can maintain and improve our technology to meet the needs of our customers and to facilitate the offering of the products and services contemplated in our business model; and
    o    our ability to manage our growth.

To address these risks, we must, among other things:

    o enhance and expand our products and services in the manner described in the business section; and
    o continue to develop our supporting technology and otherwise improve our business model.

Our failure to successfully address these risks could have a material adverse effect on our business, results of operations and financial condition.

We expect to continue to have losses and we may not become or remain profitable.

Whether we become and remain profitable will depend upon our ability to generate and sustain increased revenues in excess of our expenses. We expect to experience significant growth in our operating expenses for the foreseeable future and that our revenues during this period will not be sufficient to offset our expenses. Therefore, we expect to continue to incur substantial losses and to operate on a negative cash flow basis for at least the next two years. We have had significant net losses since inception and, at December 31, 2000, our accumulated deficit was approximately $19,985,491. To date, we have recognized minimal revenue and our ability to generate revenue going forward is highly uncertain. In addition, we currently intend to have substantial operating expenses relating to marketing, hiring additional personnel and developing our technology. Therefore, we expect to continue to have significant losses and to operate on a negative cash flow basis for at least the next two years as we try to grow our customer base and our technological platform.

We cannot be sure that we will ever be profitable. Even if we are able to become profitable, we may not be able to remain profitable. Our ability to take the steps necessary to implement our business model may be hampered if we fail to sufficiently increase our revenues or if any increased revenues are more than offset by increased operating expenses.

We cannot predict our future capital needs or our ability to secure additional financing.

Future working capital requirements depend on many factors, including our ability to successfully execute our business plan. We may need to raise additional funds to support more rapid growth in our business, develop new or enhanced services and products, respond to competitive pressures, acquire complementary technologies or respond to unanticipated requirements. If our current funding proves insufficient to support future operating requirements, we will need to obtain additional funding by issuing additional equity securities or debt in the public or private capital markets. Such funding alternatives, if available at all, may not be on favorable terms. Our failure to raise additional capital or additional funding when needed could have a material adverse effect on our business, results of operations and financial condition. If we raise additional funds by issuing equity securities, the percentage ownership of our then-current stockholders would be reduced.

Furthermore, such equity securities might have rights, preferences or privileges senior to those of our common stock. If we raise additional funds through the incurrence of debt, we may incur significant interest expense and the terms of such debt may impose certain covenants on us that constrain our ability to implement our business plan.

Increasing competition could adversely affect our market share and financial performance.

Although, we do not currently believe there are any direct competitors in the industries or markets in which we are operating or in which we intend to operate, we expect competition from various other companies to occur and grow. Many of our potential competitors are more established than we are and have greater financial resources than we do. Some of our competitors have greater market presence, marketing capabilities and technological and personnel resources than we do. As a result, compared to us, these competitors may:

    o    develop and expand their offerings more quickly;
    o adapt more swiftly to new or emerging technologies and changes in client requirements;
    o    take   advantage  of   acquisitions   and  other   opportunities   more
         effectively;
    o    devote more resources to sales and marketing; and
    o more effectively use existing relationships with clients and strategic partners with recognized brand names to market and sell their services.

Our strategy depends in part upon our ability to successfully introduce new products.

We intend to expand the range of water desalination and power production through the development of new technologies, including fuel cells. New products may require us to expand our operations or make improvements to our technology in ways that cannot be completed in a cost-effective or timely manner. They may also subject us to additional and potentially burdensome regulatory requirements. Additionally, we may not be able to attract significant interest in trading these new products through our marketplace. Our failure to successfully introduce new products could harm our business.

We may be unable to enter into or maintain strategic alliances.

We have entered into certain strategic alliances to allow us to expand our offerings in different areas of the world and to otherwise further our business objectives. For a discussion of these strategic alliances, you should read the

"Item 1. The Business -- Strategic Partnerships" section. We expect to enter into other such relationships in the future to continue to increase the size of the market to which we offer our goods and services. It is possible that neither our current nor future alliances will generate the number of new customers or the increased business that we intend. It is also possible that alliances with a particular strategic partner may cause its competitors to stop or avoid using our marketplace.

We may not be able to keep up with rapid technological changes.

The distributed water and distributed power industries are characterized by rapid technological change, varying usage and client requirements and preferences, frequent introduction of products and services embodying new technologies and the emergence of new industry standards and practices that could render our existing technology and systems obsolete. Our future success will depend on our ability to enhance and improve the responsiveness, functionality, accessibility and features of our transaction processing systems. We expect that our marketplace will require extensive technological upgrades and enhancements to accommodate many of the new products and services that we anticipate adding to our marketplace. We cannot assure you that we will be able to expand and upgrade our technology and systems, or successfully integrate new technologies or systems we develop in the future, to accommodate such increases in a timely manner.

Our failure to provide reliable and consistent access or to expand or upgrade our systems could have a material adverse effect on our reputation, business, operating results and financial condition.

We may not effectively manage our growth.

In order to achieve the critical mass of business activity necessary to successfully execute our business plan, we must significantly increase the number of strategic partners and customers that use our technology. This growth will place significant strain on our personnel, systems and resources. We cannot be sure that we will manage our growth effectively, and our failure to do so could have a material adverse effect on our business, financial condition and operating results. We also expect that we will continue to hire employees, including technical, management-level employees, and sales staff for the foreseeable future. This growth will require us to improve management, technical, information and accounting systems, controls and procedures. We may not be able to maintain the quality of our operations, control our costs, continue complying with all applicable regulations and expand our internal management, technical information and accounting systems in order to support our desired growth.

We depend on the specialized market knowledge and technology skills of our key management and employees.

Our future success depends, in significant part, on the continued service of Joseph P. Maceda, our President, Robert L. Campbell, one of our Vice Presidents,
J. Michael Hopper, our Secretary/Treasurer and certain other key executive officers, managers and sales and technical personnel who possess extensive expertise in various aspects of the desalination industry, fuel cells and the power generation industry. We cannot assure you that we would be able to find an appropriate replacement for any of our key personnel. Any loss or interruption our key personnels' services could adversely affect our ability to develop our business plan. It could also result in our failure to create and maintain relationships with strategic partners that are critical to our success. We have entered into employment agreements with Messrs. Maceda, Campbell and Hopper and certain other officers and managers.

We may not be able to recruit and retain a sufficient number of adequately trained personnel.

Our business plan relies heavily on attracting and retaining industry specialists with extensive technical and industry experience and existing relationships with many industry participants. Our business plan also relies heavily on attracting and retaining qualified technical employees so we can fully develop and enhance our technology. The markets for many of our experienced employees are extremely competitive. We cannot assure you that we will be successful in our efforts to recruit and retain the personnel we will need, and our failure to do so could adversely affect our business.

Any acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute stockholder value and harm our operating results.

If appropriate opportunities arise, we may acquire or make investments in complementary businesses, technologies, services or products. The process of integrating any acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may consume significant management resources that would otherwise be employed in the ongoing development of our business. In addition, we may not realize the anticipated benefits of any acquisition. We may be unable to successfully identify, negotiate or finance future acquisitions or integrate any acquisitions with our current business. Future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could harm our business and financial results.

We may not be able to effectively protect our intellectual property rights.

We regard certain aspects of our products, processes, services and technology as proprietary. We have taken steps to protect them with patents, copyrights, trademarks, restrictions on disclosure and other methods. Despite these precautions,  we cannot be  certain  that third  parties  will not  infringe  or misappropriate our proprietary rights or that third parties will not independently develop similar products, services and technology. Any infringement, misappropriation or independent development could harm our business and future financial results.

We have filed patent applications for certain aspects of our technology and processes, but these may not be issued to us, and if issued, may not protect our intellectual property from competition which could seek to design around or invalidate these patents. Our failure to adequately protect our proprietary rights in our products, services and technology could harm our business by making it easier for our competitors to duplicate our services.

We own several Internet domain names, including www[dot]powerco[dot]com. The regulation of domain names in the United States and in foreign countries may change. Regulatory bodies could establish additional top-level domains or modify the requirements for holding domain names, any or all of which may dilute the strength of our name. We may not acquire or maintain our domain name or additional common names in all of the countries in which our marketplace may be accessed, or for any or all of the top-level domains that may be introduced. The relationship between regulations governing domain names and laws protecting proprietary rights is unclear. Therefore, we may not be able to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights.

We may have to resort to litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others, or defend ourselves from claims of infringement, invalidity or unenforceability. Litigation may be expensive and divert resources even if we win. This could adversely affect our business, financial condition and operating results.

Any infringement by us of the proprietary rights of others could result in litigation.

We do not believe that we infringe the proprietary rights of others, and to date, no third parties have notified us of any such infringement. However, we may be subject to infringement claims in the future. The defense of any claims of infringement made against us by third parties could involve significant legal costs and require our management to divert time from our business operations. Either of these consequences of an infringement claim could have a material adverse effect on our future financial results. If we are unsuccessful in defending any claims of infringement, we may have to obtain licenses or pay royalties to continue to provide our services. We may not be able to obtain any necessary licenses on commercially reasonable terms, or at all. If we fail to obtain necessary licenses or other rights, or if these licenses are too costly, our operating results may suffer either from reductions in revenues due to our inability to serve clients or from increases in costs incurred in licensing third-party technology.

Our business is subject to government and other regulation.

Both the distribution of water industry and the power generation industry are subject to governmental regulation. However, because of the uncertainties surrounding the applicability of these rules to our current or future business activities, we cannot be sure that we have been and will remain in compliance with all applicable laws and regulations. Our failure to comply with all applicable laws and regulations may result in the revocation or denial of required licenses and approvals, government or private legal action, civil and criminal liability and indemnification liability to third parties, among other consequences.

Delaware law and our charter may inhibit a takeover of our company that stockholders may consider favorable.

Provisions of Delaware law, such as its business combination statute, may have the effect of delaying, deferring or preventing a change in control of our company. In addition, our Certificate of Incorporation authorizes the issuance of "blank check" preferred stock (that is, preferred stock which our board of directors can create and issue without prior stockholder approval) with rights senior to those of our common stock. These provisions may have the effect of delaying or preventing changes of control or management of our company, even if such transactions would have significant benefits to our stockholders. As a result, these provisions could limit the price some investors might be willing to pay in the future for shares of our common stock.

There is no active public trading market for our common stock, and we cannot assure you that an active trading market will develop or be sustained.

Although much of our common stock is available for trading on the "pink sheets", there has been no strong public market for our common stock and we cannot assure you that an active trading market will develop or be sustained. The market price of our common stock may fluctuate widely and trade at prices below the initial public offering price. The price of our common stock may fluctuate widely, due to many factors, including our perceived prospects, the prospects of the water distribution and power generation industries in general, differences between our actual financial and operating results and those expected by investors and analysts, changes in analysts' recommendations or projections, changes in general economic or market conditions and broad market fluctuations. In addition, securities class action litigation has often been instituted against companies following periods of volatility in the market price of their securities. This type of litigation could result in substantial costs and a diversion of management attention and resources.

We are controlled by a group of our existing stockholders, whose interests may differ from other stockholders.

Joe Maceda, Robert Campbell and Gloria Rose Ott own approximately 27.9%, 18.3% and 6.8%, of our common stock. In addition, our executive officers and directors, in the aggregate, own approximately 57.0% of our common stock. Accordingly, our directors and executive officers, whether acting alone or together, will have significant influence in determining the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of these stockholders, may differ from the interests of the other stockholders.

Future sales of our shares would adversely affect the market price of our common stock.

If our existing stockholders sell a large number of shares, or if we issue a large number of shares of our common stock in connection with future acquisitions or otherwise, the market price of our common stock could decline significantly. Moreover, the perception in the public market that these stockholders might sell shares of common stock could depress the market price of our common stock.

Our forward-looking statements are speculative and may prove to be wrong.

We have made forward-looking statements in this FORM 10-KSB, including in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are based on our management's belief and assumptions and on information currently available to our management. Forward-looking statements include all information concerning our possible or assumed results of operations, business strategies, financing plans, competitive position and potential growth opportunities. Forward-looking statements also include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believes," "expects," "anticipates," "intends," "plans," "estimates" or similar expressions. Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. We do not intend and are not obligated to update forward-looking statements after the date of this Form 10-KSB.

ITEM 2.  DESCRIPTION OF PROPERTY

The main office of the Company is currently located at 5000 Robert J. Mathews Parkway, El Dorado Hills, California 95762. It leases a 21,600 square feet building which is currently configured as office, engineering and warehouse space. The term of the Lease is for 5 years commencing April, 1997 and ending April 30, 2002. The company has two, three year options to extend the lease. As adequate financing becomes available to the Company, laboratory, test facilities, and system integration facilities and a manufacturing facility for proprietary components will be built. In addition, the Company leases a limited amount of office space in New York City.

It is the Company's policy to generally avoid investments in illiquid assets such as real estate and manufacturing equipment. It will contract for the manufacture of its product. Services for such manufacturing are readily available. With regards to excess funds and retained earnings, the Company generally will invest such funds in money market funds or treasury funds. The Company typically funds ongoing operations from cash flow, and generally should not have significant funds available for long-term investment.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not subject to any legal proceedings or claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None to report.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         A.       Market Information

The Company's common stock is traded on OTC Pink Sheets under the symbol PWRE.

The following table sets forth high and low bid prices for the Company's common stock for the past two years. The amounts set forth in this table are adjusted to account for the August 22, 1999 10 to 1 reverse stock split. The prices below also reflect inter-dealer quotations, without retail mark-up, mark-down or commissions and may not represent actual transactions.

                                     High              Low
Quarter Ended                        Ask$              Bid$             Close$
March 1999.......................... 8.10              6.20             6.80
June 1999 .......................... 5.40              5.10             5.30
September 1999 ..................... 2.25              1.50             2.12
December 1999....................... 1.37              1.25             1.37
March 2000 .........................13.37              1.56             7.50
June 2000........................... 5.75              3.00             4.06
September 2000 ..................... 6.15              2.85             5.00
December 2000....................... 5.50              2.37             3.40

      Source: Financial Web. Historical Data

Please note that until June 22, 1999, which is the date of the merger of PTC Group (which had a public market for its securities) into PTC Holdings (which had no market for its securities before the merger), the above prices including those of June, 1999 were for PTC Group only. As of March 29, 2001, the closing price of the Company's Common Shares was $ 2.65 per share.

         B.       Holders

As of March 29, 2001, there were approximately 240 record holders of the Company's common stock, as reported by the Company's transfer agent. This number does not reflect those shareholders whose shares are held by a broker-dealer or other institutional nominee.

         C.       Dividends

The Company has not paid any dividends on its Common Stock. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

         D.       Recent Sales of Unregistered Securities

Except as otherwise noted, the securities described in this Item 4 were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. Each such issuance was made pursuant to individual contracts which are discrete from one another and are made only with persons who were sophisticated in such transactions and who had knowledge of and access to sufficient information about the Company to make an informed investment decision. Among this information was the fact that the securities were "restricted securities".

No commissions were paid in connection with the transactions described below unless specifically noted.

         1)       Issuances to D. Weckstein & Co., Inc.

In June 1999, the Company entered into a consulting agreement with D. Weckstein & Co., Inc. ("Weckstein") for financial consulting and investment banking services for a period of two years. In addition to the services provided to the Company under the consulting agreement, Weckstein, in its capacity as a broker dealer, makes a market in the Company's common stock. Weckstein is a broker dealer and a member of the National Association of Securities Dealers. Under this agreement, Weckstein assists the Company by utilizing its contacts in the water and power industries to identify for the Company business opportunities in keeping with the Company's business plan. For example, Weckstein has introduced the Company to electric utilities corporations in Europe and to water desalination plants in South America. Weckstein has also introduced the Company to investment banks and institutional investors in the United States and Europe. The agreement also calls for cash payments in connection with certain financial transactions consummated as a result of introduction by Weckstein such as mergers, acquisitions, joint ventures, debt or lease placements and similar or other, on-balance or off-balance sheet corporate finance transactions.

         A. Pursuant to the terms of the agreement, on June 23, 1999, the Company issued to Weckstein options to purchase 30,000 shares of the Company's common stock at a price of $5.00 per share for a period of three years from the date of the agreement. On December 7, 1999, the Company and Weckstein amended the June 1999 consulting agreement. The Company cancelled the options granted to Weckstein on June 23, 1999 and issued to Weckstein options to purchase 125,000 shares of common stock at an exercise price of $1.00 per share. The options had an expiration date of December 7, 2003. The closing sales price for these shares on the date of the amendment was $1.16 per share.

         B. On February 18, 2000, the Company again amended its agreement with Weckstein. The Company cancelled the options granted to Weckstein in December 1999 and issued to Weckstein options to purchase 100,000 shares of the Company's common stock at an exercise price of $6.00 per share. The options had an expiration date of February 18, 2003. The closing sales price for these shares on the date of the amendment was $6.25 per share.

         C. On April 19, 2000, the Company further amended its agreement with Weckstein. The Company cancelled the options granted to Weckstein in February 2000 and issued Weckstein options to purchase 110,000 shares of Company common stock at an exercise price of $3.00 per share. These options will expire on February 18, 2003. The closing sales price for these shares on the date of the amendment was $3.25 per share.

         D. On August 8, 2000, the Company granted Weckstein additional options to purchase 100,000 shares of the Company's common stock at an exercise price of $3.50 per share, which options will expire August 8, 2003. The Company granted these options in consideration for Weckstein's agreement to provide certain additional services, including introductions to European utility companies, ___ South American desalination market opportunities, institutional investors and private placement opportunities. The closing sales price for these shares on the date of the amendment was $3.58 per share.

         2) Issuance of Common Stock To Xcel Associates, Inc. for Default on Interest Payments

         On August 9, 1999, the Company executed a promissory note in favor of Xcel in return for a loan of $250,000 to the Company. On January 4, 2000, pursuant to the default provisions of such promissory note, the Company issued the preset number of 25,000 shares to Edward Meyer, Jr. and 25,000 shares to Edward Whelan, at the direction of Xcel. The Company has since satisfied the debt in full.

         3) Issuance of Convertible Debentures to Freedom Funding, Regis Investment and Venture Investment Group

                  A. On November 16, 1999, the Company issued to three persons four convertible debentures, each with the following terms: the debentures accrue interest at 12% per annum and were convertible into Company common stock at a price of $1.50 per share; for each share received upon conversion, the holder would receive two warrants each allowing for the purchase of one share of common stock per warrant at a price of $0.75 per share. Such warrants expire five years after their issuance. The market price for the Company's common stock on November 16, 1999 was $1.50 per share. Such convertible debentures were issued as follows:


--------------------- -------------- ------------- -------------- --------------- ---------------
Date of Issuance      Conversion     Number    of  Price     per  Expiration      Recipient
                      Securities     Shares        Share          Date
--------------------- -------------- ------------- -------------- --------------- ---------------
11/16/99              Common         233,333       $1.50          8/1/04          Freedom
                      Warrants       466,667       $.75                           Funding
--------------------- -------------- ------------- -------------- --------------- ---------------
                      Common         66,667        $1.50          8/1/04          Freedom
                      Warrants       133,333       $.75                           Funding
--------------------- -------------- ------------- -------------- --------------- ---------------
                      Common         66,667        $1.50          11/1/04         Regis
                      Warrants       133,333       $.75                           Investments
--------------------- -------------- ------------- -------------- --------------- ---------------
                      Common         66,667        $1.50          8/1/04          Venture
                      Warrants       133,333       $.75                           Investment
                                                                                  Group
--------------------- -------------- ------------- -------------- --------------- ---------------

                  B. On March 16, 2000, the Company issued an aggregate of 200,000 shares of common stock to Regis Investments pursuant to the conversion of the convertible debenture and the simultaneous exercise of the accompanying warrants held by Regis Investments. Aggregate cash proceeds to the Company for the exercise of the warrants, at an exercise price of $.75 per share, was $200,000.

         4) Issuance for Consulting Services Related to a 1999 Rule 504 Offering To Colorado Residents.

In December of 1999, the Company issued a total of 755,085 shares of common stock to 4 persons for total cash proceeds to the Company of $600,000. In connection with this offering, in November 1999 the Company entered into a one-time 30 day consulting agreement with Intercontinental Capital Corp.
("Intercontinental Capital") to assist the Company in obtaining financing. Pursuant to the agreement, Intercontinental Capital acted as a finder in the above described offering. In consideration therefor, the Company paid Intercontinental Capital $42,000 in cash for services and $6,000 in cash for expenses, and on January 5, 2000 issued an aggregate of 60,000 shares of common stock, at the direction of Intercontinental Capital, to CJB Consultant Corporation and Gold Capital Group, Inc.

         5)       Issuance to Clement J. Wohlreich

By agreement dated January 1, 2000, the Company contracted for financial, marketing and management services with Clement J. Wohlreich ("Wohlreich"). Wohlreich has been a member of various national stock exchanges from 1967 through 1987. In 1987, he formed his own OTC trading firm and is self employed. He is also the manager of the San Francisco office of Electronic Trading Group who have 20 offices in the US and overseas.

Pursuant to the contract, on July 25, 2000 the Company issued warrants and common stock to Wohlreich as consideration for services. Pursuant to the contract, and per a treasury order dated July 25, 2000, the Company issued to Wohlreich 100,000 shares of common stock. Also pursuant to the contract, the Company issued to Wohlreich warrants to purchase 100,000 shares of common stock at an exercise price of $1.50 per share. The warrants will expire three years past their issuance date. The closing sales price for these shares was $1.375 on the date of the agreement.

         6)       Conversion of Debt

On January 4, 2000, the Company issued 97,580 shares of its common stock to Robert Bylin, an unaffiliated third party, for the cancellation of debt in the amount of $100,000, owed by the Company for rent of office space.

         7)       Private Offering to Foreign Resident

On January 26, 2000, the Company issued 47,619 shares of Company common stock at a price of $2.10 per share to A.J.B. de Jong Luneau, a Netherlands resident, for cash proceeds to the Company in a total amount of $100,000. The per share price was calculated as 60% of the closing sales price for Company common stock on January 26, 2000.

         8)       Issuance of Warrants to Donner Corp. International

In January 2000, the Company entered into a consulting agreement with Donner Corp. International ("Donner") for marketing and promotion services for sales of securities. The agreement calls for the Company to pay a retainer of $2,500, and $10,000 for services in connection with assisting the Company in implementing its business objectives. In addition, pursuant to the contract, on February 1, 2000, the Company granted Donner warrants to purchase 10,000 shares of Company common stock at an exercise price equal to 80% of the lowest five day average closing sales price from January 2-31, 2000, which was $2.17 per share. The warrants expire three years past their issuance date. These warrants are currently outstanding.

         9)       Issuance of Options to EBM, Inc.

On January 1, 2000, the Company entered into consulting agreement with EBM, Inc. ("EBM") for a one year term to disseminate information on the Company to analysts, brokers and investors and for marketing and promotion of sales of the Company's securities. EBM specializes in start-up and early stage companies. EBM has provided `new business consulting' services for over 15 years. The principal of EBM has provided his clients with assistance in developing marketing plans, securing early stage financing, locating key personal, and writing business plans.

Pursuant to the terms of the agreement, on February 22, 2000, the Company granted EBM options to purchase 100,000 shares of Company common stock at an exercise price of $1.50 per share, which options shall expire four years past their issuance date. The closing sales price for these shares was $6.25 on the date of the signing of the agreement. These options are currently outstanding.

         10)      Conversion of Debt

Pursuant to an agreement dated March 3, 2000, on March 27, 2000, the Company issued 20,266 shares of its common stock to Cameron Holdings, Inc. for the cancellation of debt in an aggregate amount of $121,392. The debt was from a loan of $100,000 with 10% interest per annum made by Cameron Holdings to Integrated Water and Power, Inc. ("IWP") on February 3, 1998, with a maturity date of July 15, 1998. Holdings assumed the debt upon its acquisition of IWP on March 6, 1998, and the Company assumed the debt from Holdings upon its merger with Holdings completed on June 22, 1999. The closing sales price for the Company's common stock on March 27, 2000 was $7.19.

         11)      Conversion of Debt

On March 27, 2000, the Company issued 24,010 shares of the Company's common stock to Frederic Seamon III, an unaffiliated third party, for the conversion of debt in the amount of $100,000. The Company owed the debt for consulting services performed on behalf of the Company by such unaffiliated third party in connection with the Company's work in Russia.

         12)      Conversion of Debt

On March 27, 2000, the Company issued 2,210 shares of the Company's common stock to Terence Foley, an unaffiliated third party, for the cancellation of debt in the amount of $10,420. The Company owed the debt for consulting services performed on behalf of the Company by such unaffiliated third party in connection with the development of fuel cell technology.

         13)      Issuance of Options to Company Officer

On May 26, 2000, the Company issued to J. Michael Hopper, an officer of the Company, options to purchase 598,680 shares of the Company's common stock at an exercise price of $1.50. The options are exercisable for the life of his current employment agreement with the Company. Therefore, the expiration date of the options will be subject to acceleration or extension in the event of a change to the term of Mr. Hopper's employment agreement with the Company. Mr. Hopper's employment agreement as currently in effect will terminate on January 1, 2003.

         14)      Issuance Per Merger With Sigma Elektroteknisk

On August 10, 2000, the Company issued to the 21 shareholders of SIGMA Elektroteknisk SA, a Norwegian company ("SIGMA"), 1,718,748 shares of common in exchange for 3,663,327 shares of SIGMA common stock, being all of the outstanding SIGMA shares. This exchange was effected pursuant to a Share Purchase Agreement between the Company and SIGMA dated July 25, 2000. All of the recipients of Company shares were foreign residents. There were no prior material relationships between or among any of the Shareholders of SIGMA and the Company or any of their officers, directors, associates or affiliates.

         15)      Private Placement For $6,915,731

From January 25, 2000 to August 14, 2000, the Company issued to 49 persons 1,930,792 units consisting of one share of common stock and one warrant to purchase one share of Company common stock for aggregate cash proceeds to the Company of $6,915,731. The purchase price of the units was eighty percent (80%) of the five (5) day average of the closing sales price for the stock immediately prior to each sale (the "Purchase Price"). Each warrant entitles the purchase of one share of Company common stock at a price equal to fifty percent (50%) of the Purchase Price. The warrants expire three years from the time of the unit purchase.

On March 9, 2000, the Company issued 62,792 shares of Company common stock to the Carl A.P. Fricke Trust at a price of $1.99 per share for total cash proceeds to the Company of $125,109, pursuant to the exercise of warrants received in the units purchased on the same day as part of the Company's $6,919,000 private placement.

A commission of $26,289.00 was paid to Edward W. Thomas in connection with the offering. Each of the investors represented themselves to the Company as accredited investors.

         16)      Private Placement For $3,000,000.

On August 29, 2000, the Company issued to 22 persons a total of 1,000,000 units consisting of one share of common stock and one warrant to purchase one share of common stock, at a unit price of $3.00 for cash in a total amount of $3,000,000. Each warrant entitles the purchase of one share of Company common stock at a price of $1.50 per share and expires on August 29, 2003. The market value of the shares on August 29 was $5.00.

No commissions were paid. Each of the investors represented themselves to the Company as accredited investors.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Form 10-KSB contains forward-looking statements. These statements relate to future events or the Company's future financial performance. The Company's financial projections contain figures relating to plans, expectations, future results, performance, events or other matters. When used in the Plan of Operations, or elsewhere in this Form, words such as "estimate", "project", "intend", "expect", "anticipate", "believe", "can", "continue", "could", "may", "plans", "potential", "predicts", "should", or "will" or the negative of these terms or other similar expressions are intended to identify forward-looking statements.

These statements are only predictions and involve known and unknown risks and uncertainties. Such forward looking statements involve numerous risks and uncertainties, pertaining to technology, development of the Company's products and markets for such products, timing and level of customers orders, competitive products and pricing, changes in economic conditions and markets for the Company's products and other risks and uncertainties.

Actual results, performance and events are likely to differ and may differ materially and adversely. Investors are cautioned not to place undue reliance on these forward-looking statements which speak only as to the date of the Plan of Operations.

The Company undertakes no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future except as otherwise required by law or its reporting obligations.

Plan Of Operation

The Company's current operations began in January 1997 by Manufacturing Technologies Corporation (MTC). MTC was a Delaware corporation and was originally set up to develop a business manufacturing modular seawater desalination and power plants. In March of 1998, MTC became a wholly owned subsidiary of PTC Holdings, Inc., when PTC Holdings acquired 100% of the stock of MTC in return for assuming $1.4 million of its debt which represented 100% of MTC's outstanding debt. PTC Holdings subsequently merged with the Company, then named PTC Group, in June 1999. PTC Group continued as the surviving corporate entity conducting the business of PTC Holdings.

The Company is developing modular seawater desalination systems integrated with environmentally friendly power sources. It is also developing stand alone modular Stirling based power systems. These systems are intended to be sold to a series of regional joint ventures that will ideally take 15-25 year contracts to sell water and power. If successful, this will provide the Company dual income streams from both equipment sales and royalties from the sale of water and power. Entry into joint ventures may involve certain risks such as exposure to liabilities incurred by the other joint venturer and the need to share certain intellectual property with such joint venturers. However, the Company plans to limit these risks by forming such joint ventures with entities which limit liability of their owners, such as corporations and limited liability companies. The Company does not currently plan to license its intellectual property to these joint ventures. All such intellectual property will remain the property of Ocean Power. Furthermore, any enhancements to Company's intellectual property arising out of the joint venture will be licensed back to the Company for its use.

The Company has no profit to date. It has experienced a total of $9,061,675 in losses for the year ended December 31, 2000. The Company's losses have resulted from the fact that its products are still in development and no sales have been generated.

The Company currently has enough cash to continue its present level of operations for about 3 months. Due to the increased level of activity projected during the next three years, additional funding will be needed and is being sought.

The Company does not have an established source of revenues sufficient to cover its operating costs and, accordingly, there is substantial doubt about the ability of the Company to continue as a going concern.

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include raising additional capital through the sale of common stock, the proceeds of which will be used to develop the Company's products, pay operating expenses and pursue acquisitions and strategic alliances. The Company expects that it will need $20,000,000 to $30,000,000 of additional funds for operations and expansion in 2001. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company currently has outstanding debt with an aggregate principal amount of $10,915,504 as of December 31, 2000. For the year ended December 31, 2000, the Company has issued 210,733 shares of common stock in conversion of, or to otherwise retire or cancel, debts of the Company with an aggregate principal amount of $431,812. These issuances of common stock are more fully described in
Part II, Item 5 of this Form 10-KSB.

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

The Company's plan of operation for the next twelve months is as follows:

         (i) Since completion of its water quality certification on 9 December 1999, the Company has raised approximately $10 million pursuant to private placement financing which has allowed the Company to implement its Product Development Program, as well as to further business development, strategic partnering and acquisition activities. Based on an analysis of its sales and development costs, the Company intends to raise an additional $20-30 million pursuant to private placement and financing during the first half of 2001 and, depending on the pace of actual sales and the acquisition activities of the Company, an additional round of financing (for a minimum of $100 million dollars) in the second half of 2001. The exact method by which this additional round of financing will be raised will be based on the maximization of shareholder value. The additional equity, if raised by the Company, will allow the Company to execute its business plan.

                  Maximization of shareholder value is the basic lens through which all investment and other business decisions are made. One of the major reasons that the Company prefers to enter into joint ventures to finance its endeavors is to off-load the bulk of the expense of market development onto the joint venture partners. This brings market share without dilution of Ocean Power shareholders. However, there are potential disadvantages to our reliance on joint ventures, such as, a reliance on third parties to properly implement our business plan. Similarly, the choice to subcontract manufacturing and engineering wherever possible is done for the same reason. The only in-house manufacturing will be of extremely proprietary components using processes protected by trade secrets that cannot be otherwise protected.

         (ii) The Company will be doing technology and product development in a number of areas. They are:

                  (a)      low-temperature hydrogen generation
                  (b)      ejectors
                  (c)      chemical-free water pretreatment
                  (d)      enhanced heat transfer in plastic heat exchangers
                  (e)      high-performance alkaline fuel cells
                  (f)      Stirling engines.

                  This work is all aimed at improving the performance and reducing the capital cost of the Company's products.

         (iii) The Company intends to build and install additional facilities in the next year. They are

                  (a)      further laboratory and test facilities
                  (b)      system integration facilities, and
                  (c)      a manufacturing facility for proprietary components

         (iv) Although the Company plans to subcontract out as much work as possible, during the next year it still anticipates increasing the number of employees from the current 34 full time to approximately 40 full time.

ITEM 7.  FINANCIAL STATEMENTS

The following financial information is included on the pages indicated:

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000

                                 C O N T E N T S

Independent Auditors' Report............................................. F-3

Consolidated Balance Sheet............................................... F-4

Consolidated Statements of Operations.................................... F-6

Consolidated Statements of Stockholders' Equity.......................... F-8

Consolidated Statements of Cash Flows....................................F-16

Notes to the Consolidated Financial Statements...........................F-18

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Ocean Power Corporation and Subsidiaries
El Dorado Hills, California

We have audited the accompanying consolidated balance sheet of Ocean Power Corporation and Subsidiaries (a development stage company) as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999 and from inception on March 26, 1992 through December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ocean Power Corporation and Subsidiaries (a development stage company) as of December 31, 2000, and the consolidated results of their operations and their cash flows for the years ended December 31, 2000 and 1999 and from inception on March 26, 1992 through December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company is a development stage company which has generated significant losses from inception which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


By: /s/ AJ Associates & Consultants, LLP
----------------------------------------
HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 26, 2001, except as to Note 17 which is April 2, 2001

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                     ASSETS

                                                               December 31,
                                                                      2000
                                                               -----------
CURRENT ASSETS

   Cash                                                        $ 2,152,593
   Cash - restricted                                                23,706
   Advances to employees (Note 3)                                  320,567
   Prepaid expenses (Note 4)                                       222,235
                                                               -----------

     Total Current Assets                                        2,719,101
                                                               -----------

EQUIPMENT, NET (Note 2)                                            922,980
                                                               -----------

OTHER ASSETS

   Deposits                                                         55,348
   Patents, and licensing agreements, net (Note 5)               6,694,779
   Goodwill, net (Note 6)                                        6,315,183
                                                               -----------

     Total Other Assets                                         13,065,310
                                                               -----------

     TOTAL ASSETS                                              $16,707,391
                                                               ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                     Consolidated Balance Sheet (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  December 31,
                                                                          2000
                                                                  ------------
CURRENT LIABILITIES

   Accounts payable                                               $  1,127,414
   Accrued expenses (Note 10)                                        6,214,282
   Notes payable - related parties (Note 7)                          1,317,618
   Notes payable - current portion (Note 8)                            488,457
   Research advances (Note 12)                                         473,145
                                                                  ------------

     Total Current Liabilities                                       9,620,916
                                                                  ------------

LONG-TERM LIABILITIES

   Convertible debentures payable (Note 9)                             550,000
   Notes payable (Note 8)                                              744,588
                                                                  ------------

     Total Long-Term Liabilities                                     1,294,588
                                                                  ------------

     Total Liabilities                                              10,915,504
                                                                  ------------

STOCKHOLDERS' EQUITY

   Preferred stock: 20,000,000 shares authorized of
    $0.001 par value; no shares outstanding                               --
   Common stock: 500,000,000 shares authorized of
    $0.01 par value; 38,149,942 shares issued and outstanding          381,499
   Additional paid-in capital                                       25,611,288
   Deferred consulting expense (Note 13)                              (410,667)
   Other comprehensive income                                          195,258
   Deficit accumulated during the development stage                (19,985,491)
                                                                  ------------

     Total Stockholders' Equity                                      5,791,887
                                                                  ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 16,707,391
                                                                  ============

        The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                                                 From
                                                                                                 Inception on
                                                                                                 March 26,
                                                                 For the Years Ended             1992 Through
                                                                      December 31,               December 31,
                                                       --------------------------------------
                                                              2000               1999            2000
                                                       ------------------  ------------------  -----------------
REVENUES                                               $           -       $           -       $          -
                                                       ------------------  ------------------  -----------------

EXPENSES

   General and administrative                                   8,474,830           3,966,043         16,343,288
   Research and development                                       295,456             258,000          1,545,456
   Depreciation and amortization                                  389,565              18,742            440,259
                                                       ------------------  ------------------  -----------------

     Total Expenses                                             9,159,851           4,242,785         18,329,003
                                                       ------------------  ------------------  -----------------

     LOSS FROM OPERATIONS                                      (9,159,851)         (4,242,785)       (18,329,003)
                                                       ------------------  ------------------  -----------------

OTHER INCOME (EXPENSE)

   Currency gain                                                      522              -                     522
   Interest income                                                215,544              -                 215,544
   Loss on sale of assets                                          -                 (387,649)          (387,649)
   Interest expense                                              (283,231)         (1,069,052)        (1,650,246)
                                                       ------------------  ------------------  -----------------

     Total Other Income (Expense)                                 (67,165)         (1,456,701)        (1,821,829)
                                                       ------------------  ------------------  -----------------

LOSS BEFORE EXTRAORDINARY ITEM                                 (9,227,016)         (5,699,486)       (20,150,832)

EXTRAORDINARY ITEM

   Gain on settlement of debt                                     165,341              -                 165,341
                                                       ------------------  ------------------  -----------------

NET LOSS                                                       (9,061,675)         (5,699,486)       (19,985,491)
                                                       ------------------  ------------------  -----------------

OTHER COMPREHENSIVE INCOME

   Currency translation adjustment                                195,258              -                 195,258
                                                       ------------------  ------------------  -----------------

     TOTAL COMPREHENSIVE LOSS                          $       (8,866,417) $       (5,699,486) $     (19,790,233)
                                                       ==================  ==================  =================

        The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Operations (Continued)

                                                                 For the Years Ended
                                                                     December 31,
                                                       --------------------------------------
                                                              2000               1999
                                                       ------------------  ------------------

BASIC AND DILUTED LOSS PER SHARE
   Operating loss                                      $            (0.25) $            (0.22)
   Extraordinary item                                                0.00                0.00
                                                       ------------------  ------------------

     Total                                             $            (0.25) $            (0.22)
                                                       ==================  ==================

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                                   36,157,787          26,465,941
                                                       ==================  ==================

        The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity

                                                                                                                      Deficit
                                                                                                                      Accumulated
                                                                      Additional       Other             Deferred     During the
                                               Common Stock            Paid-In      Comprehensive       Consulting    Development
                                         Shares          Amount        Capital          Income            Expense       Stage
                                       -------------  -------------   --------------  ---------------   -----------  --------------
Inception, March 26, 1992                     -       $      -        $       -       $        -        $    -       $       -

Net loss from inception on
 March 20, 1992 through
 December 31, 1997                            -              -                -                -             -           (2,306,366)
                                       -------------  -------------   --------------  ---------------   -----------  --------------

Balance, December 31, 1997                    -              -                -                -             -           (2,306,366)

February 24, 1998, common
 stock issued for cash to
 employees at $0.003 per share               395,467          3,955           (2,817)          -             -               -

March 6,1998, common stock
 issued for cash to employees
 at $0.003 per share                         121,904          1,219             (869)          -             -               -

March 12, 1998, common stock
 issued for cash to an employee
 at $0.003 per share                          33,199            332             (237)          -             -               -

March 18, 1998, common stock
 issued for cash to an employee
 at $0.003 per share                           2,575             26              (19)          -             -               -

April 2, 1998, common stock
 issued for cash to a lender at
 $0.003 per share                            130,500          1,305             (930)          -             -               -

May 14, 1998, common stock
 issued for cash to an employee
 at $0.003 per share                          14,755            147             (106)          -             -               -
                                       -------------  -------------   --------------  ---------------   -----------  --------------

Balance Forward                              698,400  $       6,984   $       (4,978) $        -        $    -       $   (2,306,366)
                                       -------------  -------------   --------------  ---------------   -----------  --------------

        The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)

                                                                                                                      Deficit
                                                                                                                      Accumulated
                                                                      Additional       Other             Deferred     During the
                                               Common Stock            Paid-In      Comprehensive       Consulting    Development
                                         Shares          Amount        Capital          Income            Expense       Stage
                                       -------------  -------------   --------------  ---------------   -----------  --------------
Balance Forward                              698,400  $       6,984   $       (4,978) $        -        $    -       $   (2,306,366)

June 16, 1998, common stock issued
 for cash, 42,178 issued to employees,
 43,152 issued to consultants, 60,900
 issued to lenders, 6,960 issued to a
 landlord and 8,352 issued to vendors,
 at $0.003 per share                         161,542          1,615           (1,152)          -             -               -

June 16, 1998, common stock
 issued for debt cancellation to the
 company's founders at $0.079 per
 share                                     1,061,400         10,614           73,267           -             -               -

July 29, 1998, common stock
 issued for cash to a consultant
 at $0.003 per share                          34,800            348             (248)          -             -               -

Net loss for the year ended
 December 31, 1998                            -              -                -                -             -           (2,917,964)
                                       -------------  -------------   --------------  ---------------   -----------  --------------

Balance, December 31, 1998                 1,956,142         19,561           66,889           -             -           (5,224,330)

March 5, 1999, common stock
 issued for cash to an employee
 at $0.003 per share                         334,080          3,341           (2,381)          -             -               -

March 22, 1999 34,800 shares
 issued for cash to an employee
 at $0.003 per share                         286,682          2,867           (2,043)          -             -               -

March 22,  1999,  34,800  shares
 issued  to an  officer  and  founder
 for debt cancellation  of $50,000,
 496,248  shares issued to a consultant
 for past due fees of $1,426 and
 18,480,172  shares issued to employees
 for past due salaries of
 $53,104 at $0.005 per share              19,011,220        190,112          (85,582)          -             -               -
                                       -------------  -------------   --------------  ---------------   -----------  --------------

Balance Forward                           21,588,124  $     215,881   $      (23,117) $        -        $    -       $   (5,224,330)
                                       -------------  -------------   --------------  ---------------   -----------  --------------

        The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)

                                                                                                                       Deficit
                                                                                                                       Accumulated
                                                                      Additional       Other             Deferred      During the
                                               Common Stock            Paid-In      Comprehensive       Consulting     Development
                                         Shares          Amount        Capital          Income            Expense         Stage
                                       -------------  -------------   --------------  ---------------   -----------  --------------
Balance Forward                           21,588,124  $     215,881   $      (23,117) $        -        $    -       $   (5,224,330)

April 22, 1999, common stock
 issued for cash to a consultant
 at $0.003 per share                         129,734          1,297             (924)          -             -               -

April 27, 1999, common stock
 issued for cash to an employee
 at $0.003 per share                           5,951             59              (43)          -             -               -

April 27,  1999,  common  stock  issued  to a  landlord,  69,600  shares,  and a consultant, 26,100 shares for rent of $200 and fees
 of $75, at $0.003 per share                  95,700            957             (682)          -             -               -

April 28, 1999, common stock
 issued for cash to a consultant
 at $0.003 per share                          12,180            122              (87)          -             -               -

April 30, 1999, common stock
 issued for cash to a consultant
 at $0.003 per share                           2,888             29              (21)          -             -               -

April 30, 1999, common stock
 issued to consultants for fees
 at $0.003 per share                          22,968            230             (164)          -             -               -

May 3, 1999, common stock
 issued to a consultant for fees
 at $0.003 per share                          25,717            257             (183)          -             -               -
                                       -------------  -------------   --------------  ---------------   -----------  --------------

Balance Forward                           21,883,262  $     218,832   $      (25,221) $        -        $    -       $   (5,224,330)
                                       -------------  -------------   --------------  ---------------   -----------  --------------

        The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)

                                                                                                                      Deficit
                                                                                                                      Accumulated
                                                                      Additional       Other             Deferred     During the
                                               Common Stock            Paid-In      Comprehensive       Consulting    Development
                                         Shares          Amount        Capital          Income            Expense        Stage
                                       -------------  -------------   --------------  ---------------   -----------  --------------
Balance Forward                           21,883,262  $     218,832   $      (25,221) $        -        $    -       $   (5,224,330)

May 5, 1999,  common stock issued
 for cash, 16,008 shares to a vendor
 and 16,008 shares to a
 consultant, at $0.003 per share              32,016            320             (228)          -             -               -

May 7, 1999, common stock
 issued for cash to a landlord
 at $0.003 per share                             348              3               (2)          -             -               -

May 7, 1999, common stock
 issued to an employee for salary at
 $0.003 per share                          2,610,000         26,100          (18,600)          -             -               -

May 13, 1999, common stock
 issued for cash to a consultant
 at $0.003 per share                         139,200          1,392             (992)          -             -               -

May 19,  1999,  common  stock  issued
 for cash,  24,360  shares to a lender
 and 348,000 shares to a
 consultant at $0.003 per share              372,360          3,724           (2,654)          -             -               -

June 17, 1999, common stock
 issued for cash to a vendor at
 $0.003 per share                              6,960             70              (50)          -             -               -

Recapitalization (Note 1)                  6,291,450         62,915        2,698,858           -             -               -

June 23, 1999, options issued
 below market value                           -              -                14,097           -             -               -

July 12, 1999, options issued
 below market value                           -              -                62,561           -             -               -
                                       -------------  -------------   --------------  ---------------   -----------  --------------

Balance Forward                           31,335,596  $     313,356   $    2,727,769  $        -        $    -       $   (5,224,330)
                                       -------------  -------------   --------------  ---------------   -----------  --------------

        The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)

                                                                                                                      Deficit
                                                                                                                      Accumulated
                                                                      Additional       Other             Deferred     During the
                                              Common Stock             Paid-In      Comprehensive       Consulting    Development
                                         Shares          Amount        Capital          Income            Expense       Stage
                                       -------------  -------------   --------------  ---------------   -----------  --------------
Balance Forward                           31,335,596  $     313,356   $    2,727,769  $        -        $    -       $   (5,224,330)

July 15, 1999, common stock
 issued for cash at $5.00 per
 share for exercise of options                10,000            100           49,900           -             -               -

July 15, 1999, common stock
 issued for services at $7.80
 per share                                    15,000            150          116,850           -             -               -

July 26, 1999, common stock
 issued for cash at $5.00 per
 share for exercise of options                10,000            100           49,900           -             -               -

August 12, 1999, common stock
 issued for loan consideration at
 $2.50 per share                             100,000          1,000          249,000           -             -               -

September 2, 1999, common
 stock issued for services valued
 at $1.94 per share                           20,000            200           38,600           -             -               -

September 9, 1999, options
 issued below market value                    -              -                 1,139           -             -               -

September 9, 1999, common
 stock issued for cash at $1.00
 per share                                   100,000          1,000           99,000           -             -               -

October 1, 1999, cancellation of
 common stock valued at zero.               (502,500)        (5,025)           5,025           -             -               -

November 16, 1999, value of
 beneficial conversion features
 of convertible debentures (Note 9)           -              -               650,000           -             -               -

November 29, 1999, common
 stock issued for finders fee
 valued at $1.34 per share                   400,000          4,000          533,200           -             -               -
                                       -------------  -------------   --------------  ---------------   -----------  --------------

Balance Forward                           31,488,096  $     314,881   $    4,520,383  $        -        $    -       $   (5,224,330)
                                       -------------  -------------   --------------  ---------------   -----------  ---------------

        The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)

                                                                                                                      Deficit
                                                                                                                      Accumulated
                                                                      Additional        Other            Deferred     During the
                                              Common Stock             Paid-In        Comprehensive     Consulting    Development
                                         Shares          Amount        Capital          Income           Expense         Stage
                                       -------------  -------------   --------------  ---------------   -----------  --------------
Balance Forward                           31,488,096  $     314,881   $    4,520,383  $        -        $    -       $   (5,224,330)

Stock offering costs                          -              -              (537,200)          -             -               -

December 7, 1999, options
 issued below market value                    -              -               130,402           -             -               -

December 8, 1999, common stock
 issued for cash at $0.70 per share           71,839            718           49,282           -             -               -

December 9, 1999, common stock
 issued for cash at $0.71 per share          175,070          1,751          123,249           -             -               -

December 9, 1999, common stock
 issued for cash at $0.71 per share           49,020            490           34,510           -             -               -

December 10, 1999, common stock
 issued for cash at $0.84 per share          111,111          1,111           98,889           -             -               -

December 10, 1999, common stock
 issued for cash at $0.90 per share           33,333            333           29,667           -             -               -

December 16, 1999, common stock
 issued for cash at $0.83 per share          193,939          1,939          158,061           -             -               -

December 21, 1999, common stock
 issued for cash at $0.83 per share          120,773          1,208           98,792           -             -               -

December 31, 1999, common stock
 issued for exercise of warrants at
 $1.50 per share                             592,744          5,928          883,189           -             -               -

Net loss for the year ended
 December 31, 1999                            -              -                -                -             -           (5,699,486)
                                       -------------  -------------   --------------  ---------------   -----------  --------------

Balance, December 31, 1999                32,835,925  $     328,359   $    5,589,224  $        -        $    -       $  (10,923,816)
                                       -------------  -------------   --------------  ---------------   -----------  --------------

        The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)

                                                                                                                       Deficit
                                                                                                                       Accumulated
                                                                       Additional       Other             Deferred     During the
                                               Common Stock            Paid-In      Comprehensive       Consulting     Development
                                         Shares          Amount        Capital          Income            Expense         Stage
                                       -------------  -------------   --------------  ---------------   -----------  --------------
Balance, December 31, 1999                32,835,925  $     328,359   $    5,589,224  $        -        $    -       $  (10,923,816)

January 4, 2000, common stock
 issued for debt and consideration
 for loan default at $2.75 per share         147,580          1,476          236,024           -             -               -

January 5, 2000, common stock
 issued for services at $4.34 per
 share                                        60,000            600          259,800           -             -               -

January 26, 2000, common stock
 issued pursuant to a private
 placement at $2.10 per share                 47,619            476           99,524           -             -               -

February 1, 2000, warrants
 granted below market value                   -              -                41,242           -             -               -

February 18, 2000, options
 granted below market value                   -              -               494,596           -             -               -

February 22, 2000, options
 granted below market value                   -              -               624,998           -             -               -

March 9, 2000, common stock
 issued for exercise of warrants
 at $1.99 per share                           62,792            628          124,391           -             -               -

March 16, 2000, common stock
 issued for conversion of convertible
 debenture at $1.50 per share                 66,667            667           99,333           -             -               -

March 16, 2000, common stock
 issued for exercise of warrants
 at $0.75 per share                          133,333          1,333           98,667           -             -               -
                                       -------------  -------------   --------------  ---------------   -----------  --------------

Balance Forward                           33,353,916  $     333,539   $    7,667,799  $        -        $    -       $  (10,923,816)
                                       -------------  -------------   --------------  ---------------   -----------  --------------

        The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)

                                                                                                                       Deficit
                                                                                                                       Accumulated
                                                                       Additional       Other             Deferred     During the
                                              Common Stock             Paid-In        Comprehensive      Consulting    Development
                                         Shares          Amount        Capital          Income            Expense         Stage
                                       -------------  -------------   --------------  ---------------   -----------  --------------
Balance Forward                           33,353,916  $     333,539   $    7,667,799  $        -        $    -       $  (10,923,816)

March 27, 2000, 3 stock issuances
 for payment of debt at an average
 price of $4.95 per share                     46,486            465          231,347           -             -               -

May 26, 2000, options granted below
 market value                                 -              -             1,272,195           -             -               -

July 25, 2000, common stock issued
 for conversion of accounts payable
 at $4.00 per share                          100,000          1,000          399,000           -           (237,000)         -

July 25, 2000, common stock issued
 for purchase of SIGMA at $3.20 per
 share                                     1,718,748         17,187        5,482,813           -             -               -

January 25 - August 14, 2000, 62 stock
 issuances pursuant to a private
 placement memorandum at average
 price of $3.58 per share                  1,930,792         19,308        6,896,423           -             -               -

August 8, 2000, options granted
 below market value                           -              -               358,000           -             -               -

September 15, 2000, 23 stock
 issuances pursuant to a private
 placement memorandum at $3.00
 per share                                 1,000,000         10,000        2,990,000           -             -               -

Currency translation adjustment               -              -                -               195,258        -               -

Warrants granted for consulting
 contract                                     -              -               340,000           -           (173,667)         -

Stock offering costs paid                     -              -               (26,289)          -             -               -

Net loss for the year ended
 December 31, 2000                            -              -                -                -             -           (9,061,675)
                                       -------------  -------------   --------------  ---------------   -----------  --------------

Balance, December 31, 2000                38,149,942  $     381,499   $   25,611,288  $       195,258   $  (410,667) $  (19,985,491)
                                       =============  =============   ==============  ===============   ===========  ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                                         From
                                                                                                      Inception on
                                                                                                         March 26,
                                                                     For the Years Ended              1992 Through
                                                                         December 31,                 December 31,
                                                                 2000                1999                 2000
                                                             -----------------   -----------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                  $      (9,061,675)  $      (5,699,486) $      (19,985,491)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
     Depreciation and amortization                                     389,565              18,742             440,259
     Deferred consulting expense                                       329,333              -                  329,333
     Value of common stock, warrants, options
      and discounts on equity instruments issued
      for services                                                   3,188,931             613,999           3,802,930
     Loss on sale of assets                                             -                  387,649             387,649
     Amortization of debenture discount                                 -                  650,000             650,000
     Gain on disposition of debt                                      (165,340)             -                 (165,340)
   Change in operating asset and liability accounts,
    net of amounts acquired in
    business combination:
     (Increase) decrease in advances to employees,
      prepaid expenses, and deposits                                (5,207,210)           (116,978)         (5,886,577)
     Increase (decrease) in accounts payable                          (419,001)            474,814           1,033,461
     Increase (decrease) in accrued expenses                         5,844,650             524,064           6,617,149
                                                             -----------------   -----------------  ------------------

       Net Cash Used by Operating Activities                        (5,100,747)         (3,147,196)        (12,776,627)
                                                             -----------------   -----------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Proceeds from sale of assets                                         -                        1                   1
   Purchase of fixed assets                                           (635,906)             (1,738)           (743,975)
   Equipment procurement costs                                        (200,000)           (364,110)           (564,110)
                                                             -----------------   -----------------  ------------------

       Net Cash (Used) by Investing Activities                        (835,906)           (365,847)         (1,308,084)
                                                             -----------------   -----------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Cash acquired in Sigma acquisition                                  142,254              -                  142,254
   Repayment of related party notes payable                         (1,521,200)             -               (1,521,200)
   Repayment of note payable                                        (1,090,839)           (246,933)         (1,339,074)
   Loans from related parties                                           -                2,671,239           7,224,287
   Issuance of convertible debentures                                   -                  650,000             650,000
   Common stock issued for cash                                     10,240,750             803,829          11,131,032
   Stock offering costs                                                (26,289)             -                  (26,289)
                                                             -----------------   -----------------  ------------------

       Net Cash Provided by Financing Activities                     7,744,676           3,878,135          16,261,010
                                                             -----------------   -----------------  ------------------

NET INCREASE IN CASH AND CASH
 EQUIVALENTS                                                         1,808,023             365,092           2,176,299

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                             368,276               3,184              -
                                                             -----------------   -----------------  ------------------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                                   $       2,176,299   $         368,276  $        2,176,299
                                                             =================   =================  ==================

        The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)

                                                                                                         From
                                                                                                     Inception on
                                                                                                        March 26,
                                                                     For the Years Ended             1992 Through
                                                                         December 31,                December 31,
                                                                 2000                1999                 2000
                                                             -----------------   -----------------  ------------------

CASH PAID FOR:
   Interest                                                  $          -        $          -       $           -
   Income taxes                                              $          -        $          -       $           -

NON-CASH FINANCING ACTIVITIES

   Value of common stock, warrants, options and
    discounts on equity instruments issued for
    services                                                 $       3,188,931   $         613,999  $        3,802,930
   Equity instruments issued for deferred
     consulting expense                                      $         740,000   $          -       $          740,000
   Common stock issued for recapitalization                  $          -        $       2,761,773  $        2,761,773
   Common stock issued for conversion of debt                $       1,171,812   $       1,335,413  $        2,507,225

   Acquisition of subsidiary:
       Assets acquired                                       $       1,272,392
       Liabilities assumed                                          (2,362,148)
       Goodwill                                                      6,589,756
                                                             -----------------
            Purchase price                                           5,500,000
       Payment with 1,718,748 shares of
         common stock                                               (5,500,000)
                                                             -----------------
       Cash used for acquisition                             $          -
                                                             =================

        The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


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

              PTC Group, Inc., (Group) (formerly Intryst, Inc.) was incorporated under the laws of the State of Idaho on April 24, 1969.

              On June 22, 1999, Group and Holdings completed an Agreement and Plan of Merger whereby Group issued 25,044,146 shares of its common stock in exchange for all of the outstanding common stock of Holdings. Immediately prior to the Agreement and Plan of Merger, Group had 6,291,450 shares of common stock issued and outstanding. The acquisition was accounted for as a recapitalization of Holdings because the shareholders of Holdings controlled Group after the acquisition. At the effective date of the transaction, each share of Holdings controlled Group after the acquisition. At the effective date of the transaction, each share of Holdings was converted into 3.48 shares of Group with Group being the surviving entity in the merger. Holdings was treated as the acquiring entity for accounting purposes and Group was the surviving entity for legal purposes. There was no adjustment to the carrying value of the assets or liabilities of Holdings, nor was there any adjustment to the carrying value of the net assets of Group. Costs of approximately $245,000 associated with this transaction were expensed as incurred. On August 19, 1999, the shareholders of the Company authorized a 1 for 10 reverse stock split at which time the par value was changed from $0.001 to $0.01. A result of this par value change is that the common stock issuances prior to June 22, 1999 which had been valued at the original par value of $0.001 now reflect a deficit in the additional paid-in capital. All references to shares of common stock have been retroactively restated.

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


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

              SIGMA Elektroteknisk, AS (SIGMA), a company acquired in 2000 (Note
              6) was incorporated on January 6, 1994 under the laws of the Country of Norway to engage in the business of developing and producing personal combustion power plants (PCP's), an energy converter utilizing a Stirling engine that runs on natural gas or propane and produces heat and electricity for use in micro CHP (combined heat and power) systems, an appliance to produce heat and power in households.

              Ocean Power UK Limited (UK) was incorporated as a wholly-owned subsidiary on October 31, 2000 under the laws of Great Britain to serve as a sales and marketing company in Europe.

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a.  Accounting Method

              The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              b.  Basic Loss Per Share

              The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements. Diluted loss per share is not presented because it is equal to basic loss per share as a result of the antidilutive nature of the stock equivalents. The earnings per share for periods prior to the business combination have been restated to reflect the equivalent number of shares received by Holdings.

                                                                     For the Years Ended
                                                                          December 31,
                                                           --------------------------------------
                                                                  2000               1999
                                                           ------------------  ------------------
              Net loss from operations (numerator)         $       (9,061,675) $       (5,699,486)

              Weighted average number of shares
               outstanding (denominator)                           36,157,787          26,465,941
                                                           ------------------  ------------------

              Loss per share                               $            (0.25) $            (0.22)
                                                           ==================  ==================

              Extraordinary item (numerator)               $          165,341  $           -

              Weighted average number of shares
               outstanding (denominator)                           36,157,787          26,465,941
                                                           ------------------  ------------------

              Income per share                             $             0.00  $             0.00
                                                           ==================  ==================

              c.  Provision for Taxes

              The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, using the liability method. The estimated future tax effect of differences between the basis in assets and liabilities for tax and accounting purposes is accounted for as deferred taxes. In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were more likely than not that all, or some portion, of such deferred tax assets would not be realized. A full allowance against deferred tax assets was provided as of December 31, 2000.

              At December 31, 2000, the Company has net operating loss carryforwards of approximately $14,900,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements because the Company believes that it is more likely than not that the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

              d.  Cash and Cash Equivalents

              The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              e.  Principles of Consolidation

              The financial statements are consolidated with Ocean Power Corporation and its wholly- owned subsidiaries, Integrated Water and Power Corporation, Advanced Power Sources Corporation, Manufacturing Technologies Corporation and SIGMA Elektroteknisk, AS and Ocean Power UK Limited. All significant intercompany accounts and transactions have been eliminated.

              f.  Equipment

              Office equipment and software are recorded at cost. Major additions and renewals are capitalized and depreciated over their estimated useful lives of 3 to 7 years using the straight-line method. Leasehold improvements are depreciated over the shorter of their useful lives or the lease term. Depreciation expense for the years ended December 31, 2000 and 1999 was $73,863 and $18,742, respectively.

              Equipment consists of the following:
                                                                  December 31,
                                                                         2000
                                                            ------------------
                           Equipment                        $          564,110
                           Office equipment and furniture              319,786
                           Computers and software                      107,506
                           Phone system                                 19,667
                           Leasehold improvements                      140,042
                           Artwork                                       1,421
                           Accumulated depreciation                   (229,552)
                                                            ------------------

                           Net Equipment                    $          922,980
                                                            ==================

              g.  Goodwill

              The cost of investment in subsidiaries in excess of the fair value of net assets at the date of purchase is being amortized by the straight-line method over a period of ten years. Amortization expense for the years ended December 31, 2000 and 1999 was $274,573 and $-0-, respectively.

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              i.  Newly Adopted Accounting Principles

              The Company has adopted the provisions of FASB Statement No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, (an amendment of FASB Statement No. 133.)" Because the Company had adopted the provisions of FASB Statement No. 133, prior to June 15, 2000, this statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

              The Company has adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial- components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

              The Company has adopted the provisions of FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)" This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principle had no material effect on the Company's consolidated financial statements.

              j.  Revenue Recognition Policy

              The  Company   currently  has  no  source  of  revenues.   Revenue
              recognition policies will be determined when principal operations begin.

              k.  Advertising

              The  Company   follows  the  policy  of  charging   the  costs  of
              advertising to expense as incurred.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              l.  Long-lived Assets

              All long-lived assets are evaluated yearly for impairment per SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Any impairment in value is recognized as an expense in the period when the impairment occurs.

              m.  Research and Development

              All amounts expended for research and development are charged to expense as incurred.

              n.  Software Costs

              The Company applies the provisions of SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". All softwear used by the Company is considered to be purchased general use software and is capitalized pursuant to the Company's fixed asset capitalization policies.

              o.  Stock Options

              As permitted by FASB Statement 123 "Accounting for Stock Based Compensation" (SFAS No. 123), the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations and make proforma disclosures of net income and earnings per share as if the fair value method of valuing stock options had been applied. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

              p.  Valuation of Options and Warrants

              The valuation of options and warrants granted to unrelated parties for services are measured as of the earlier (1) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached or (2) the date the counterparty's performance is complete. Pursuant to the requirements of EITF 96-18, the options and warrants will continue to be revalued in situations where they are granted prior to the completion of the performance.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              q.  Foreign Currency Translation

              The value of the U.S. dollar rises and falls day-to-day on foreign currency exchanges. Since the Company does business in certain foreign countries (principally Norway), these fluctuations affect the Company's financial position and results of operations. In accordance with SFAS No. 52, "Foreign Currency Translation," all foreign assets and liabilities have been translated in the preparation of the consolidated financial statements at the exchange rates prevailing at the respective balance sheet dates, and all income statement items have been translated using the weighted average exchange rates during the respective periods. The net gain or loss resulting from translation upon consolidation of the financial statements is reported as a component of comprehensive income of each period with the accumulated foreign currency gain or loss reported as a component of the equity category for comprehensive income. Some transactions of the Company and its foreign subsidiaries are made in currencies different from their own. Translation gains and losses from these transactions in foreign currencies are included in income as they occur.

              In accordance with SFAS No. 95, "Statement of Cash Flows," the cash flows of the Company's foreign subsidiary is translated using the weighted average exchange rates during the respective period. As a result, amounts in the statement of cash flows related to changes in asset and liabilities will not necessarily agree with the changes in the corresponding balances on the balance sheet which were translated at the exchange rate at the end of the period. The effect of exchange rate changes on foreign cash and cash equivalents is reported as a separate element of the statement of cash flows, if significant.

NOTE 3 -      ADVANCES

              During 1997, 1998, 1999 and 2000, the Company made cash advances of $663,965 to employees. The advances were formalized through the signing of notes receivable bearing interest at 7% per annum with each employee at the end of each year. Per the terms of the notes, interest is added to the balance of the notes at the end of each year.

              At December 31, 2000, the Company had outstanding employee advances of $320,567.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 4 -      PREPAID EXPENSES

              The Company's prepaid expense is comprised of the following items:

                                                                   December 31,
                                                                   2000
                                                             ------------------
                  Prepaid license agreement - STM (Note 13f)  $         125,000
                  Prepaid services                                       50,000
                  Prepaid insurance                                       6,390
                  Prepaid VAT tax                                        22,879
                  Prepaid software license                               12,283
                  Prepaid director fees                                   5,683
                                                             ------------------

                             Total prepaid expenses                     222,235
                             Less current portion                      (222,235)
                                                             ------------------
                             Long-Term Portion               $
                                                             ==================

NOTE 5 -      PATENTS AND LICENSING AGREEMENTS

              The Company's patents and license agreements consisted of the following at December 31, 2000:

                  Patents                                  $        1,387,677
                  Licensing Agreement - Aquamax and
                    Keenan (Note 13f)                               5,762,250
                  Accumulated amortization - patents                 (455,148)
                                                           ------------------

                                                           $        6,694,779

              During November 1998, the Company's wholly-owned subsidiary, SIGMA, entered into an agreement with Silent Clean Power, AB
              (SCP), (a Swedish company) to purchase licenses and patents to certain technology associated with the Company's PCP development for $1,387,677, paid in stock and a note payable. The licenses and patents are being amortized over their estimated useful lives of 111 to 134 months using the straight-line method. Amortization expense from the date of the acquisition of Sigma through December 31, 2000 was $41,129. Accumulated amortization at December 31, 2000 was $455,148.

NOTE 6 -      BUSINESS COMBINATION

              In August 2000, the Company acquired SIGMA Elektroteknisk, AS (SIGMA) by exchanging 1,718,748 shares of its common stock for all of the common stock of SIGMA. The purchase was accounted for as a purchase in accordance with APB 16, "Business Combinations." The excess of the total acquisition cost over the fair value of the net assets acquired of $6,589,756 is being amortized over 10 years by the straight-line method. Amortization expense amounted to $274,573 at December 31, 2000.

              The  results  of   operations   of  SIGMA  are   included  in  the
              consolidated financial statements from the date of acquisition.

              Unaudited pro forma consolidated results of operations for the year ended December 31, 2000 and 1999 as though SIGMA had been acquired as of January 1, follows:

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 6 -      BUSINESS COMBINATION (Continued)

              The unaudited pro forma consolidated results include the amounts for the Company and Sigma and a full year of amortization of goodwill.

                                                                                 December 31,
                                                                  ---------------------------------------
                                                                         2000                 1999
                                                                  ------------------   ------------------
                  Sales                                           $           -       $            -
                  Net loss                                               (10,055,910)          (7,581,500)
                                                                  ------------------   ==================

                  Basic and diluted earnings per share            $            (0.27)  $            (0.27)
                                                                  ==================   ==================

              The unaudited proforma results of operations are not necessarily indicative of what the results would have been had the acquisition actually occurred on the dates indicated, and are not necessarily representative of future results of operations.

NOTE 7 -      NOTES PAYABLE - RELATED PARTIES

              Notes  payable - related party at December 31, 2000 consist of the following:
              Unsecured note payable to a shareholder bearing interest
               at 10% per annum, all unpaid interest and principle due
               upon demand, secured by personal guarantee of officer.      $          93,574

              Unsecured note payable to an employee bearing interest
               at 10% per annum, all unpaid interest and principle due
               upon demand.                                                          294,934

              Unsecured note payable to an officer bearing interest at
               10% per annum, due upon demand.                                       342,910

              Unsecured note payable to an employee bearing interest at
               10% per annum, due upon demand.                                        57,398

              Unsecured note payable to an employee bearing interest at
               10% per annum, due upon demand.                                       256,007

              Unsecured note payable to an employee bearing interest at
               10% per annum, due upon demand.                                        68,073

              Unsecured note payable to an employee bearing interest at
               10% per annum, due upon demand.                                       122,911

              Unsecured note payable to an employee bearing interest at
               10% per annum, due upon demand.                                         5,986

              Unsecured note payable to an employee bearing interest at
               10% per annum due upon demand.                                         74,330

              Unsecured note payable to an employee bearing interest at
               10% per annum, due upon demand.                                         1,495
                                                                           -----------------

              Total Notes Payable - Related Parties                        $       1,317,618
                                                                           =================

              Total  interest  expense  to  related  parties  was  $163,938  and
              $322,545  for  the  years  ended   December  31,  2000  and  1999,
              respectively.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 8 -       NOTES PAYABLE

               Notes payable at December 31, 2000 consist of the following:
               Note payable to SND bearing a variable  interest rate,  (10.9% at
                December 31, 2000) due in equal semi-annual
                payments which began May 1, 2000, unsecured.                           $         121,049

               Note payable to SND bearing a variable  interest rate,  (10.9% at
                December 31, 2000) due in equal semi-annual
                payments which began May 10, 2000, unsecured.                                    569,964

               Note payable to Silent Clean Power bearing interest at 10.9%, due in equal semi-annual payments, secured
                by patents and licenses                                                          498,696

               Note payable to SND bearing a variable  interest rate,  (10.9% at
                December 31, 2000) due in equal semi-annual
                payments which began April 3, 2000, unsecured.                                    43,336
                                                                                       -----------------

               Total Notes Payable                                                     $       1,233,045
                                                                                       =================

               Annual maturities of notes payable are as follows:

                         Years Ending
                         December 31,

                               2001                                                    $         488,457
                               2002                                                              388,908
                               2003                                                              355,680
                                                                                       -----------------

                                                                                       $       1,233,045

NOTE 9 -       CONVERTIBLE DEBENTURES

               During November 1999, the Company issued three convertible debentures for $100,000 each in exchange for Company expenses such as advertising, promotion, travel and investor relations incurred by the Company and paid on behalf of the Company from January 1999 through November 1999. Two of the debentures are due August 1, 2004 and the third is due November 1, 2004. The debentures accrue interest at 12% per annum. The holders of the debentures retain the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.50 per share. Any shares issued under the conversion privileges of these debentures carry two purchase warrants allowing the holder to purchase one additional restricted share for each share purchase warrant held at a price of $0.75 per share. The share purchase warrants are valid for five years after the date of conversion. Interest expense associated with these debentures amounted to $25,000 at December 31, 2000.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 9 -       CONVERTIBLE DEBENTURES (Continued)

               During March 2000, 66,667 shares of common stock were issued to convert one of the three debentures and 133,333 warrants associated with the convertible debenture were granted and exercised.

               During November 1999, the Company issued a convertible debenture for $350,000 in exchange for expenses such as advertising, promotion, travel and investor relations expenses incurred by the Company and paid on behalf of the Company from January 1999 through November 1999. The debenture is due August 1, 2004 and accrues interest at 12% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.50 per share. Any shares issued under the conversion privileges of this debenture also carry two purchase warrants allowing the holder to purchase one additional restricted share for each share purchase warrant held at a price of $0.75 per share. The share purchase warrants are valid for five years after the date of conversion.

               The Company recorded a discount on the convertible debentures in order to allocate to additional paid-in capital the value of the beneficial conversion features of the debentures. The beneficial conversion features consist of the debenture holder's rights to convert the debentures into units, each unit consisting of one share of restricted common stock (at a conversion ratio equal to $1.50 per share which was the trading value of the Company's unrestricted common stock measured as of the date of issuance of the debentures) and two attached warrants giving the holders the right to purchase two shares of restricted common stock (each at an exercise price equal to $0.75 per share less than the trading value of the Company's unrestricted stock measured at the date of issuance of the debentures). The value of the beneficial conversion features was computed as the lesser of (1) the value of the warrants or (2) total proceeds of the debentures. As of the date of the issuance of the debentures, the entire proceeds were allocated to additional paid-in capital and a corresponding discount offsetting the liability under the debentures. The discount was fully amortized to interest expense because the debenture holders could have converted the debentures immediately when the debentures were issued. During 1999, interest expense of $650,000 was recognized as the result of amortization of the discount.

NOTE 10 -      ACCRUED EXPENSES

               The Company's accrued expenses are comprised of the following items:

                                                                December 31,
                                                                    2000
                                                             -----------------
                  Accrued payroll taxes payable              $          26,657
                  Accrued interest payable - payroll                    52,717
                  Accrued payroll tax penalty                           98,845
                  Accrued interest payable - notes                     118,155
                  Other accrued items                                    7,908
                  Accrued license agreement (Note 13f)               5,910,000
                                                             -----------------

                                Total                        $       6,214,282
                                                             =================

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 11 -      GOING CONCERN

               The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had limited activities since inception and is considered a development stage company because it has no significant operating revenues and, planned principal operations have not yet commenced. The Company has incurred losses from its inception through December 31, 2000 of approximately $20,000,000. The Company does not have an established source of funds sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

               In order to develop a reliable source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans include raising additional capital through the sale of common stock, the proceeds of which will be used to develop the Company's products, pay operating expenses and pursue acquisitions and strategic alliances. The Company expects that it will need $20,000,000 to $30,000,000 of additional funds for operations and expansion in 2001. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

               The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 12 -      RESEARCH ADVANCES

               During 2000, 1999, 1998 and 1997, the Company's wholly-owned subsidiary, SIGMA, received a total of $473,145 as advances for its PCP project, a project to develop an energy converter utilizing a Stirling engine that runs on natural gas or propane and produces electricity and heat for use in the micro CHP (combined heat and power), an appliance to produce heat and power in households. This amount is payable upon demand or may be converted into the Company's common stock at a rate of $1.87 per share at any time.

NOTE 13 -      COMMITMENTS AND CONTINGENCIES

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

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

               During December 2000, the Company entered into an employment agreement through its wholly-owned subsidiary, Ocean Power UK Limited, with its managing director. The initial agreement will continue until terminated by either party. The base salary is $182,000 per year and allowing for annual increases. The agreement also calls for the extension of certain executive benefits.

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

               During June 1999, the Company entered into a consulting agreement with D. Weckstein & Co., Inc. (Weckstein) as financial consultants and investment bankers for a period of two years. The agreement calls for the Company to issue options to purchase 30,000 shares of the Company's common stock exercisable at a price of $5.00 per share for a period of three years from the date of the agreement. The agreement also calls for cash payments in connection with certain financial transactions consummated as a result of introduction by Weckstein such as mergers, acquisitions, joint ventures, debt or lease placements and similar or other, on-balance or off-balance sheet corporate finance transactions as follows:

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 13 -      COMMITMENTS AND CONTINGENCIES (Continued)

               b.  Consulting Agreements (Continued)

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

               During December 1999, the agreement was amended whereby Weckstein received options to purchase up to 125,000 shares of common stock at a price of $1.00 per share until December 31, 2003. The Company recognized consulting expense of $130,402 to reflect the fair value of the common stock and options upon grant. During 2000 and 1999, the Company paid $21,500 and $10,000 in commissions to Weckstein, respectively. No options were exercised as of December 31, 2000 (see Note 14).

               During February 2000, the Company signed an amendment to its agreement for consulting services with Weckstein dated December 7, 1999. The amendment cancels the 125,000 options previously issued and called for the Company to issue 100,000 options to purchase the Company's common stock exercisable at $6.00 per share until February 18, 2000. The grant date and measurement date were on February 18, 2000. The Company recognized consulting expense of $494,596 to reflect the excess of the fair value of the options as determined by the Black Scholes pricing model upon the grant of the options over expense previously recognized on the canceled options.

               Effective February 18, 2000, the Company amended its agreement for consulting services with Weckstein dated December 7, 1999. The amendment cancels the 100,000 options previously issued and called for the Company to issue 110,000 options to purchase the Company's common stock exercisable at $3.00 per share until February 18, 2003. The Company did not recognize any additional consulting expense upon the grant of the options because the value of the new options did not exceed the value of the options previously granted as determined by the Black Scholes pricing model.

               During August 2000, the Company granted an additional 100,000 options to D. Weckstein for completed services relating to business introductions and institutional meetings held on behalf of the Company. The options are exercisable at $3.50 per share and expire on August 31, 2003. The Company recorded expense of $358,000 to reflect the fair value of the options as determined by the Black Scholes pricing model.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 13 -      COMMITMENTS AND CONTINGENCIES (Continued)

               During July 1999, the Company entered into a business consulting agreement with Xcel Associates, Inc. to perform business management and marketing services, which may be renewed for a provisional three month period upon mutual agreement of the parties. The Company issued 55,000 shares of the Company's common stock as follows: 1) 15,000 shares within one week of signing the agreement; 2) 15,000 shares within 30 days based on mutually agreed upon performance; and 3) 20,000 within the following 60 days based on mutually agreed upon performance as well as the right to purchase up to 100,000 shares of common stock at $5.00 per share and the payment of expenses incurred. Pursuant to the agreement the Company issued 15,000 shares on July 15, 1999 for services and 10,000 shares for the exercise of options, July 26, 1999, 10,000 shares were issued for the exercise of options and 20,000 shares on September 2, 1999.

               During January 2000, the Company entered into a three-year consulting agreement with Clement J. Wohlreich to receive financial, marketing and management services. The agreement called for the Company to issue 100,000 units, each consisting of one share of the Company's common stock and one attached warrant granting the right for three years to purchase one share of common stock for an exercise price of $1.50. As the agreement provided for issuance of the units upon commencement of services, the Company accrued a liability and deferred consulting expense as a reduction of shareholders' equity in an amount equal to the value of the common stock and warrant at the inception of the agreement. The liability was converted to equity upon issuance of the units and the value of the stock and warrants will be expensed over the term of the agreement upon completion of services each quarter. Pursuant to EITF 96-18, "Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring Or In Conjunction With Selling, Goods Or Services", the Company will continue to revalue the warrants until earned upon completion of services. At January 1, 2000, the consulting agreement was valued at $1,500,000, representing the market value of 100,000 shares of the Company's common stock and 100,000 warrants. As of December 31, 2000, the consulting contract was valued at $740,000, representing the 100,000 shares of common stock issued on July 25, 2000 at the then trading price of $4.00 per share and the value of the warrants at December 31, 2000 of $340,000, as determined by the Black Scholes pricing model. For the year ended December 31, 2000, the Company had amortized $279,334 of the contract , leaving a remaining balance of $410,667 at December 31, 2000 which is included as a reduction of stockholders' equity.

               During January 2000, the Company entered into a one year consulting agreement with EBM, Inc. to disseminate investor information on the Company to the market place and develop buyers who purchase the Company's stock. The agreement called for the Company to pay $4,000 per month until the Company secured a total of $5,000,000 in financing, then the Company granted 100,000 options to purchase the Company's common stock. The grant date and measurement date were on February 22, 2000. The options have a four year life and are exercisable at $1.50 per share. The Company recognized consulting expense of $624,998 to reflect the fair value of the options, and increase the monthly fee for on-going services to $6,000 for 12 months as determined by the Black Scholes pricing model upon the grant of the options.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 13 -      COMMITMENTS AND CONTINGENCIES (Continued)

               During January 2000, the Company entered into a consulting agreement with Donner Corp. International to provide initial marketing and promotion services. The agreement called for the Company to pay a retainer of $2,500, and $10,000 for services in connection with assisting the Company to implement its business objectives and issue 10,000 warrants to purchase the Company's common stock at a strike price equal to 80% of the lowest five-day average stock closing price from January 2-31, 2000. The warrants are exercisable for three years beginning February 1, 2000. The grant date and measurement date were on February 1, 2000. The Company recognized consulting expense of $41,242 to reflect the fair value of the options as determined by the Black Schole's pricing model upon the grant of the warrants.

               d.   Office and Building Lease

               The Company leases its office space under a non-cancellable operating lease which expires on April 30, 2002. The monthly rent amount is $15,312 with yearly increases of approximately 2% per year. Rent expense for the years ended December 31, 2000 and 1999 was $187,066 and $220,565, respectively.

               During July 2000, the Company's wholly-owned subsidiary, SIGMA, signed a one year lease for building and warehouse space with its Chief Executive Officer. The lease calls for payments of $6,220 per month and is renewable for 2 years at the discretion of the Company.

               During December 2000, the Company signed a 6-month office space lease which expires on June 30, 2001. The monthly rent amount is $7,318. The lease will renew automatically with the monthly lease payment adjusting to the then market rate.

               During October 2000, the Company formed a wholly-owned subsidiary, Ocean Power UK Limited, to serve as a sales office in Europe. The Company signed a lease for office space in the United Kingdom for $4,700 per month. The lease is for a minimum of three months, then is on a month-to-month basis.

               e.   Commitment to Register Shares

               The Company has committed to registering 31,000 shares which were issued in 1996 to the shareholders of Venturetech as part of a spin-off of subsidiaries by Group. The shares are recorded as part of the recapitalization.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 13 -      COMMITMENTS AND CONTINGENCIES (Continued)

               f.   License Agreements

               During April 2000, the Company entered into a licensing agreement with STM to obtain exclusive rights to STM patented and unpatented technology related to Stirling cycle heat engines. The agreement is for thirty years and calls for annual payments. The payment due in each of the next four years is set and is open for negotiation after four years.

                                      Year                           Amount
                                      ----                      --------------

                                      2001                      $      500,000
                                      2002                           1,500,000
                                      2003                           2,000,000
                                      2004                           3,000,000
                                                                --------------

                                                                $    7,000,000

               The Company paid an initial amount of $500,000 that is being amortized over twelve months. As of December 31, 2000, the unamortized amount of $125,000 is included in prepaid expenses.

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 13 -      COMMITMENTS AND CONTINGENCIES (Continued)

               The Company also granted Aquamax and Keeran certain exclusive rights in its technology for certain applications. In exchange, the Company will receive 50% of any license royalty or amounts of a similar nature they receive from third parties.

               The Company has demanded arbitration pursuant to its licensing agreement with Aquamax and Keeran (Licensors) over the pricing of the licensing agreement because the Licensors have not been able to provide all of the licenses stipulated in the agreement. As a result, the Company suspended payments on the licensing agreement after paying the initial two installments aggregating $400,000. The balance due under the existing terms of the licensing agreement is $5,910,000, payable in cash and 600,000 shares of the Company's common stock. Such amount was accrued as a liability at December 31, 2000, and, along with the amounts paid prior to suspension of payments, reflected as prepaid license fees. The prepaid license fees are being amortized over the ten-year term of the licensing agreement using the straight-line method. Management believes it will prevail in the arbitration proceedings and will receive an equitable reduction in amounts due under the contract. Management expects no loss to result from the dispute over the pricing of the licensing agreement.

NOTE 14 -      DILUTIVE INSTRUMENTS

               a.   Stock Options

               A summary of the Company's outstanding stock options granted to non-employees and weighted average assumptions used for grants as of December 31, 2000 is presented below:

                          Date of                        Exercise        Exercise      Trading          Amount
     Description           Grant         Vesting          Number         Price          Price          Exercised
--------------------  --------------  -------------  -------------   -------------  -------------  -------------
1) D. Weckstein             06/23/99      Immediate         30,000   $        5.00  $        5.20       Canceled
2) Xcel Associates          07/12/99      Immediate        100,000   $        5.00  $        7.80         20,000
3) Xcel Associates          09/09/99      Immediate        100,000   $        1.00  $        2.90        100,000
4) D. Weckstein             12/07/99      Immediate        125,000   $        1.00  $        1.16       Canceled
                                                     -------------                                 -------------

    Balance 12/31/99                                       355,000                                       120,000
                                                     =============                                 =============

5) D. Weckstein             02/18/00      Immediate        100,000   $        6.00  $        6.25       Canceled
6) EBM, Inc.                02/22/00      Immediate        100,000   $        1.50  $        6.25         -
7) D. Weckstein             04/19/00      Immediate        110,000   $        3.00  $        3.31         -
8) D. Weckstein             08/08/00      Immediate        100,000   $        3.50  $        3.58         -
                                                     -------------

    Balance 12/31/00                                       765,000                                       120,000
                                                     =============                                 =============

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 14 -     DILUTIVE INSTRUMENTS (Continued)

                    a.  Stock Options (Continued)

                                         Risk-Free
                         Expiration      Interest        Expected        Expected       Expected
     Description           Date           Rate          Life          Volatility       Dividends       Expense
--------------------  --------------  -------------  -------------   -------------  -------------  -------------
1) D. Weckstein             Canceled          5.57%              3           186%          0      $         14,097
2) Xcel Associates          07/12/00          4.97%              1           227%          0                62,561
3) Xcel Associates          03/09/00          5.14%            0.5           113%          0                 1,139
4) D. Weckstein             12/07/03          5.92%              5           394%          0               130,402
                                                                                                  ----------------

    Balance 12/31/99                                                                                       208,199
                                                                                                  ----------------

5) D. Weckstein             02/18/03          6.67%              3           415%          0               424,596
6) EBM, Inc.                02/22/04          6.67%              4           415%          0               624,998
7) D. Weckstein             04/19/03          6.75%              3           418%          0                -
8) D. Weckstein             08/31/03          6.75%              3           427%          0               358,000
                                                                                                  ----------------

    Balance 12/31/00                                                                              $      1,615,793
                                                                                                  ================

              During May 2000, 598,680 options were granted to an officer exercisable at $1.50 per share. The options vested immediately upon issuance. Compensation expense of $1,272,195 was recorded to reflect the excess of market value at the date of issuance over the options price.

              The following table summarizes information about employee stock options at December 31, 2000:

                                          Number of           Weighted
                                          Options             Average             Weighted          Number of
                                         Outstanding          Remaining           Average         Exercisable at
                                          December 31,      Contractual           Exercise         December 31,
                  Exercise Price           2000                Life                Price              2000
               -----------------      ----------------  ------------------  ------------------  ------------------
               $            1.50            598,650              2          $             1.50        598,650

              Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under such plan consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 14 -     DILUTIVE INSTRUMENTS (Continued)

                                                                                        For the
                                                                                        Years Ended
                                                                                        December 31,
                                                                           --------------------------------------
                                                                                 2000                 1999
                                                                           ------------------  ------------------
              Net (loss) as reported                                       $       (9,061,675) $       (5,699,486)
              Proforma                                                             (9,959,273)         (5,699,486)
              Basic and diluted (loss) per share as reported                            (0.25)              (0.22)
              Pro forma                                                                 (0.27)              (0.22)

              The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

                                                                       2000
                                                                      -----
               Risk free interest rate                                6.75%
               Expected life                                              2
               Expected volatility                                     414%
               Dividend yield                                           0.0

              b.  Warrants

              A summary of the Company's outstanding warrants and fair value assumptions for grants as determined by the Black Scholes pricing model as of December 31, 2000 is presented below:

                                                                                       Trading
                          Date of                      Exercise        Exercise       Price at         Amount
   Description             Grant         Vesting         Number         Price          Issuance      Exercised
--------------------  --------------  -------------  -------------   -------------  -------------  -------------
1) Various lenders          12/31/98  Upon                 533,333   $        1.50  $        1.50        533,333
                                        debenture
                                        conversion
2) Various lenders           3/30/99  Upon                  70,000   $        1.50  $        0.63         70,000
                                        debenture
                                        conversion
3) Various lenders           5/17/99  Upon                 720,730   $        1.50  $        0.50          2,913
                                        debenture
                                        conversion
4) Donner Corp, Intl.         2/1/00    Immediately         10,000   $        2.17  $       4.125         -
5) Clement Wohlreich         7/25/00    Immediately        100,000   $        1.50  $        4.00         -
                                                     -------------                                 -------------
Balance, 12/31/00                                        1,434,063                                       606,246
                                                     =============                                 =============

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 14 -     DILUTIVE INSTRUMENTS (Continued)

                                         Risk-Free
                          Expiration     Interest         Expected       Expected        Expected
   Description              Date           Rate           Life         Volatility       Dividends        Expense
--------------------  --------------  -------------  -------------   -------------  -------------  -------------
1) Various lenders          12/31/04          4.77%              1            181%              0  $      52,460
2) Various lenders           3/30/04          4.77%              5            190%              0         41,183
3) Various lenders           5/19/04          4.77%              5            319%              0        360,173
4) Donner Corp, Intl.         2/1/03          6.43%              3            419%              0         41,242
5) Clement Wohlreich         7/25/03          6.43%              3            419%              0        340,000
                                                                                                   -------------

Balance, 12/31/00                                                                                  $     835,058
                                                                                                   =============

              The warrants granted to Clement Wohlreigh do not have a measurement date because the services have not yet been completed, accordingly, the warrants will continually be revalued pursuant to the requirements of EITF 96-18. At December 31, 2000, the warrants were valued at $3.40 per share (Note 13).

NOTE 15 -     STOCK ISSUANCES

              On September 15, 2000, the Company issued 1,000,000 units of its common stock in conjunction with a private placement memorandum dated August 29, 2000 for cash of $3,000,000, or $3.00 per share. Each unit contains one share of common stock, and one warrant with a purchase price of $1.50 and exercisable for 3 years.

              From January 25 to August 14, 2000, the Company issued 1,930,792 units of its common stock valued at a weighted average price of $3.58 per unit pursuant to a private placement memorandum for $6,915,731 of cash. Each unit contains one share of common stock and one warrant with exercise price of 50% of the 5-day average trading value of unrestricted common stock at the date of the purchase of the unit. Each warrant has a term of 3 years.

              On July 25,  2000,  the  Company  issued  1,718,748  shares of its
              common   stock  for  the  purchase  of  SIGMA  in  the  amount  of
              $5,500,000, or $3.20 per share.

              On July 25, 2000, the Company issued 100,000 shares of its common stock valued at $4.00 per share for the conversion of accounts payable of $400,000.

              On March 27, 2000, the Company issued 46,486 shares of its common stock in three issuances at a weighted average price of $4.95 per share to unrelated parties for debt cancellation of $231,812.

              On March 16, 2000, the Company issued 66,667 shares of its common stock for the conversion of a convertible debenture, related party at $1.50 per share, or $100,000.

              On March 16, 2000, the Company issued 133,333 shares of its common stock for the exercise of warrants attached to the convertible debenture described above held at $0.75 per share, or $100,000 of cash.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 15 -     STOCK ISSUANCES (Continued)

              On March 9, 2000, the Company issued 62,792 shares of its common stock for $125,019 pursuant to the exercise of warrants attached to a private placement.

              On January 26, 2000, the Company issued 47,619 shares of common stock at $2.10 per share for cash proceeds of $100,000.

              On January 5, 2000, the Company issued 60,000 shares of its common stock valued at $4.34 per share for consulting services valued at $260,400.

              On January 4, 2000, the Company issued 97,580 shares of its common stock to its landlord for the cancellation of $100,000 of debt and 50,000 shares of its common stock valued at $2.75 per share for consideration for default on a loan valued at $137,500.

              On November 4, 1998, the Company issued a convertible debenture for $800,000 to related parties for funds advanced to Group. The Debenture was convertible into common stock at $1.50 per share which represented the closing price on the date of the issuance of the debenture. Each share converted carried one (1) warrant which was exercisable at $1.50 per share for a period of 4 years. At December 31, 1998, the related parties had converted the entire debenture into 533,333 shares of common stock and exercised 13,502 warrants for total consideration of $820,252. On January 5, 1999, the original debenture terms were amended as follows: The debenture amount was increased to $2,000,000 convertible into common stock at $1.50 per share with one (1) attached warrant exercisable for 5 years from the dates of the debenture conversions. On March 30, 1999, the Company issued 70,000 shares and warrants pursuant to the conversion of this debenture. On May 17, 1999, the Company issued 720,730 and warrants shares pursuant to the conversion of the debenture. Pursuant to the modification, the debenture was canceled as of the date of the recapitalization. On December 31, 1999, the Company issued 592,744 shares of common stock pursuant to the exercise of warrants attached to the convertible debenture. At December 31, 1999, there were 717,817 warrants which have not been exercised and expire by May 17, 2004. All share issuances prior to the recapitalization are included in the recapitalization line on the statement of stockholders' equity.

              On December 21, 1999, the Company issued 120,773 shares of common stock valued at $0.83 per share for $100,000 of cash. The share issuance was a part of a $600,000 private placement.

              On December 16, 1999, the Company issued 193,939 shares of common stock valued at $0.83 per share for $160,000 of cash. The share issuance was a part of a $600,000 private placement.

              On December 10, 1999, the Company issued 33,333 shares of common stock valued at $0.90 per share for $30,000 of cash. The share issuance was a part of a $600,000 private placement.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 16 -     STOCK ISSUANCES (Continued)

              On December 10, 1999, the Company issued 111,111 shares of common stock valued at $0.90 per share for $100,000 of cash. The share issuance was a part of a $600,000 private placement.

              On December 9, 1999, the Company issued 175,070 shares of common stock valued at $0.71 per share for $125,000 of cash. The share issuance was a part of a $600,000 private placement.

              On December 9, 1999, the Company issued 49,020 shares of common stock valued at $0.71 per share for $35,00 of cash. The share issuance was part of a $600,000 private placement

              On December 8, 1999, the Company issued 71,839 shares of common stock valued at $0.70 per share for $50,000 of cash. The share issuance was a part of a $600,000 private placement.

              On November 29, 1999, the Company issued 400,000 shares of common stock valued at the trading price of $1.34 per share for finders fees relating to cash raised by shareholders of the Company. The total valuation of $537,000 has been presented as an offset to additional paid- in capital as stock offering costs.

              On October 1, 1999, the Company canceled 502,500 shares of common stock which had been issued prior to the reverse merger. Accordingly, the Company canceled the shares at a zero valuation because the expense recorded as part of the retained deficit of Group was eliminated as part of the reverse merger.

              On September 9, 1999, the Company issued 100,000 shares of common stock valued at $1.00 per share for cash.

              On September 2, 1999, the Company issued 20,000 shares of common stock valued at $1.94 per share for consulting services rendered. The shares were issued at the trading price on the date of issue.

              On August 12, 1999, the Company issued 100,000 shares of its common stock valued at $2.50 per share for loan consideration of $250,000.

              On July, 26, 1999, the Company issued 10,000 shares of its common stock valued at $5.00 per share for cash of $50,000 for the exercise of options granted July 12, 1999.

              On July, 15, 1999, the Company issued 15,000 shares of its common stock valued at $7.80 per share for consulting services of $117,000.

              On July, 15, 1999, the Company issued 10,000 shares of its common stock valued at $5.00 per share for $50,000 for the exercise of options granted July 12, 1999.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 16 -     STOCK ISSUANCES (Continued)

              On June 22, 1999, the Company completed a recapitalization between Group (acquired entity) and Holdings, (acquiring entity). The presentation of the recapitalization is as follows: The equity of the acquiring entity (Holdings) is presented as the equity of the combined enterprise; however, the capital stock account of the acquiring entity (Holdings) is adjusted to reflect the par value of the outstanding stock of the legal acquirer (Group) after giving effect to the number of shares issued in the reverse merger. Accordingly, at the date of the recapitalization, the Company had 6,291,450 shares of common stock outstanding; and 25,044,146 shares as detailed below have been retroactively restated for the equivalent number of shares received in the merger by Holdings.

              Between February 24, 1998 and June 17, 1999, the Company issued 1,236,791 shares of its common stock to employees and 725,962 shares of its common stock to consultants valued at $0.003 per share for cash of $5,637.

              Between April 1, 1998 and June 17, 1999, the Company issued 31,320 shares of its common stock to vendors, 215,760 shares to lenders and 7,308 shares to a landlord valued at $0.003 per share for cash of $731.

              On May 7, 1999, the Company issued 2,610,000 shares of its common stock to an employee valued at $0.003 per share for past due salary of $7,500.

              On May 3, 1999, the Company issued 25,717 shares of its common stock to a consultant valued at $0.003 per share for past due fees of $74.

              On April 30, 1999, the Company issued 22,968 shares of its common stock to consultants valued at $0.003 per share for past due fees of $66.

              On April 27, 1999, the Company issued 69,600 and 26,100 shares of its common stock to a landlord and a consultant, respectively, valued at $0.003 per share for past due rent of $200 and past due fees of $75.

              On March 22, 1999, the Company issued 34,800, 496,248 and 18,480,172 shares of its common stock to a lender, consultants and employees, respectively, valued at $0.005 per share for conversion of debt of $50,000, past due fees of $1,426 and past due salaries of $53,104.

              On June 16, 1998, the Company issued 1,061,400 shares of its common stock, to the Company's founders, Joseph Maceda, Robert Campbell and Rocco Guarnaccia, valued at $0.079 per share for conversion of debt of $83,881.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 15 -     STOCK ISSUANCES (Continued)

              All share issuances at $0.003 were originally valued at the par value of Holdings of $0.001 because par value represented the fair value of Holdings common stock at the dates of issue but were revalued pursuant to the recapitalization (Note 1).

NOTE 16 -     REGULATION 504D STOCK OFFERING

              During December 1999, the Company issued 755,085 shares of common stock pursuant to a Regulation 504D stock offering for cash of $600,000. The shares were issued at 60% of the closing bid price one day prior to issuance. The shares were issued at prices ranging from $0.70 per share to $0.90 per share at the same time that the closing bid prices were $1.17 to $1.50.

NOTE 17 -     PRIVATE PLACEMENTS AND MEMORANDUMS

              During January 2000, the Company authorized a private placement of $100,000 of its restricted common stock. The price of the shares is calculated at 60% of the closing bid price one day prior to issuance. The Company issued 47,619 shares pursuant to this private placement for $100,000, or $2.10 per share. The closing bid price was $3.50.

              On January 24, 2000, the Company authorized a private placement memorandum of $5,000,000 of restricted units, each unit consisting of 1 share of restricted common stock and 1 attached warrant. The price of the unit is calculated at 80% of the 5-day average trading value of unrestricted common stock price prior to purchase of the unit. The attached warrant is exercisable at a price of 50% of the 5-day average trading value of unrestricted common stock at the date of the purchase of the unit. Each warrant has a term of 3 years.

              On January 31, 2000, the Company extended this offering to $6,000,000, expiring March 31, 2000.

              On March 26, 2000, the Company removed the time and amounts to be raised limits on the offering.

              The Company issued 1,930,792 shares pursuant to this private placement memorandum for $6,915,731, or a weighted average price of $3.43 per share while the weighted average closing bid price was $4.28 during the time period of the private placement.

              On August 29, 2000, the Company authorized a private placement memorandum of $3,000,000 of its common stock. The price of the shares was fixed at $3.00 per share. The Company issued 1,000,000 shares pursuant to this private placement for $3,000,000.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 17 -     SUBSEQUENT EVENTS

              On March 5, 2001, the Company received $3,000,000 in exchange for promissory notes payable of $2,500,000 and $500,000. Each note bears interest at 10.5% per annum, and is due by March 5, 2002. Both notes are guaranteed by the president of the Company. Concurrent with the promissory notes, the Company granted 1,200,000 warrants with an exercise price of $1.50 per share and an expiration date of March 4, 2004. The warrants were granted for services relating to the funding of the promissory notes and will be valued at $3.12 per share pursuant to the Black Scholes pricing model.

              On April 2, 2001, the Company received $600,000 in exchange for convertible promissory notes payable of $240,000 and $360,000. Each note bears interest at 10% per annum and are due by April 2, 2003. Each note is convertible at any time by the note holder into the Company's common stock at $4.00 per share. On April 2, 2001, the Company's common stock closed at $2.73 per share. Concurrent with the promissory notes, the Company granted 200,000 warrants with an exercise price of $1.50 per share and an expiration date of April 1, 2003. The warrants were granted for services relating to the funding of the promissory notes and will be valued at $2.73 per share pursuant to the Black Scholes pricing model.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None to report.

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

A.       Directors and Executive Officers.

                      Name                            Age                              Office (1)
Gloria Rose Ott ............................           46            Chairman of the Board and  Director
Joseph P. Maceda ...........................           48            President and Director
Robert L. Campbell .........................           56            Vice President and Director
J. Michael Hopper...........................           53            Secretary/Treasurer
Thomas G. Redmon............................           55            Senior Vice President & General Counsel
Philip M. Johnson...........................           45            Vice President, International Operations
Blair Aiken.................................           33            Senior Vice President Business Development

1. Directors serve a term of one year. Gloria Rose Ott was a Director of the Company from May 26, 1998 to September 18, 1998. Subsequently, Ms. Ott and Messrs. Maceda and Campbell became Directors of the Company on June 22, 1999 as a result of the merger of PTC Holdings, Inc. with and into the Company. Previously, all such persons were Directors of Holdings. Gloria Rose Ott had served as Director and Chairman of the Board of Holdings since October 1998; Joseph P. Maceda had served as a Director of Holdings since January 1997; and Robert L. Campbell had been a Director of Holdings since June 1997.

         Background Information.

Ms. Gloria Rose Ott - Chairman Of The Board. Ms. Ott joined the Company as Chairman of the Board in October, 1998. Ms. Ott was founder and Chairman of Rapid Tech, Inc., from 1995 through 1999. RapidTech, a privately held corporation, managed a Defense Advanced Research project that employed agile manufacturing standards to the eventual mass-production of hybrid vehicles, teaming with Detroit Center Tools and the Taylor Dunn Company.

In 1994, Ms. Ott received a Presidential Appointment and served on the Board of Directors of the Overseas Private Investment Corporation (OPIC) until 1999. OPIC sells investment services to assist U.S. companies in some 140 emerging economies around the world with an active portfolio of $18.3 billion. In addition, from 1992-1998 Ms, Ott served as the President of Miraido Corporation, building a $24 million mixed-used real estate project on a city block in San Jose, California. Ms. Ott earned her Bachelor of Arts Degree at San Francisco State University and completed her graduate studies at Sonoma State University.

Joseph P. Maceda - President. In January of 1997, Mr. Maceda founded Manufacturing Technologies Corporation to pursue the modular seawater desalination and power markets. This company became a wholly owned subsidiary of PTC Holdings, Inc, in March of 1998. Mr. Maceda also served as President. In June, 1997, PTC Holdings merged with PTC Group, Inc. (OTCBB Symbol: PWRE), and Mr. Maceda became President of the merged company.

Mr.  Maceda has 22 years of  experience  in  business  development,  management,
finance,   technology  acquisition,   and  development  in  support  of  product
commercialization.

Since Mr. Maceda founded the Company in January 1997, he has devoted 100% of his time to the development of the business that has evolved into Ocean Power. As the financials show, Ocean Power has had no sales since its inception. For the seven and half years prior, Mr. Maceda, was the VP of Development of H Power. In March of 1987, Mr. Maceda founded Teledata International, Inc., which was developing wireless, wide-area networks for remote monitoring and control systems. Fuel cells were a subsidiary technology development as power supplies but in June 1988, because of the potential of fuel cells, all other technologies were shelved and a new corporation was formed call H Power Corporation, to develop fuel cell, hydrogen generation, and storage technologies for use in the battery replacement, stationary power, and transportation markets.

From June 1998 until he left H Power in December, 1996, Mr. Maceda raised money, found technologies and developed strategic partnerships for marketing and manufacturing with companies such as Singapore Technologies, Rolls-Royce; Neste Oy; IBM; Duquesne; Sumitomo; British Nuclear Fuels; the U.S. Department of Defense; the U.K. Ministry of Defense, and others.

Robert L. Campbell - Vice President. Mr. Campbell has 24 years experience in the high technology sectors of the defense electronics industry, is a pioneer in the conversion of defense technologies to peaceful applications, and has 10 years experience in the seawater desalination industry. Prior to founding Integrated Water & Power,(IW&P) during 1997, Mr. Campbell was founding President and Chief Executive Officer of Advanced Distillation Technology (ADTech, founded 1991). He was responsible for the identification and negotiation of Kaiser Aerospace & Electronics, Saudi Industries for Desalination Membranes and Systems, and Singapore Technologies Automotive as key investors and partners. He was responsible for ADTech's system design and the location and selection of all key technologies and personnel. While Mr. Campbell was President and CEO of Advanced Distillation Technologies, a development stage company, working on exactly what its name describes. This company had no sales in the time Mr. Campbell was running it.

In 1983, Mr. Campbell founded, operated and developed Advanced Counter Measure Systems (ACMS) a privately held corporation which supplied advanced technology electronic systems to all U.S. military services and several federal agencies. During 1987 and 1988 Mr. Campbell arranged and concluded the significant sale of equity in ACMS to TRW, Inc., of Delaware and EDO Corporation of New York.

While at Watkins-Johnson Co. from 1966 to 1983 Mr. Campbell progressed from Member to the Technical Staff in Device R&D to Staff Scientist in Electronics Warfare Systems, to Founding Department Manager of the Electronics Warfare Systems group.

From 1967 to 1970 while in military service ((U.S. Army Security Agency and Strategic Communications Command) he designed and deployed extensive test networks used to explore Electromagnetic Pulse effects in support of the Safeguard Anti-Ballistic Missile System development. Mr. Campbell is a graduate of St. Mary's College of Moraga, California (B.S. Physics, 1966), did graduate studies at the University of Arizona (Systems Engineering 1968), participated in the Honors Program at Stanford University (Microwave Engineering, 1975) and holds a California State Teaching Credential (lifetime).

J. Michael Hopper - Secretary/Treasurer. Mr. Hopper joined the Company in January of 1997. Prior to his current position, from 1986 to 1996 Mr. Hopper was President, Founder and Partner of Rainbow Video Duplicating, Inc., of New York, a video duplicating service company with clients in corporate, medicine, entertainment, and instructional fields. Mr. Hopper worked closely with clients through all stages of package, design, printing, duplication, fulfillment and final production of an annual distribution exceeding 3 million units. Mr. Hopper has a Bachelor of Arts degree in communications from the University of Florida.

Thomas G. Redmon - Senior Vice President & General Counsel. Thomas G. Redmon, joined Ocean Power on January 1, 2001 as Senior Vice President and General Counsel. Mr. Redmon received a Doctor of Jurisprudence from University of California at Davis in 1969.

From 1976 through 1997 he was a partner with the law firm of Wilke, Fleury, Hoffelt, Gould and Birney. During that time he did both litigation and transactional work serving as business and corporate counsel for a number of small to medium sized businesses and specializing in complex business litigation in the healthcare and accounting fields. Mr. Redmon was appointed Managing Partner in 1998 and held that position until December, 2000. During his tenure as Managing Partner, Mr. Redmon was responsible for all aspects of the business operations of the firm.

Blair Aiken - Senior Vice President Business Development. Mr. Aiken joined Ocean Power Corporation, New York Office on January 1, 2001, from Hydrogen Performance Technologies, or HyPerTec. Mr. Aiken has 10 years experience developing and advising companies. Over the last three years, Mr. Aiken has focused on emerging technology start up concerns, through Think tank Capital in New York. He originated and evaluated start up technology companies, for investors advising clients whether to proceed with development and/or financing. Industries of clients previously under advisory included: defense contractors, content, computer security, power generation and fuel cells. Working closely in 1999 with MIT Media Lab start up, which designed the new generation of wearable computers and medical devices. In late 1999, this work lead to the founding of Hydrogen Performance Technologies.

From 1995 until 2001, Mr. Aiken was with AIM Inc., based in Europe, where he worked to improve and perfect business practices of large European multinationals, first for Akzo Nobel Inc., and later Mobil Oil, SCA Paper, Fuji, Schiphol Airport, and others. Focusing on paradigm improvements through the "Best Practice" approach has helped clients attain world-class status in the field of site operations with specific attention to safety, health and environment.

AIM Inc. authored and implemented training programs for do-it-right the first time processes to increase productivity and profits, decrease injuries, reduce illness rates, and reduce unacceptable emissions to the environment. Employees from the Shop Floor to the Board Room are taught total involvement for mutual success. The Aim Training, Tools and Process Controls are in use in North America, South America, Europe (18 countries) and will be introduced in Africa and the Far East in the new millennium.

Philip M. Johnson -Vice President, International Operation. Mr. Johnson joined the Company in September, 2000 as the Company's Vice-President responsible for International Operations. Philip joined Ocean Power from Innogy, and prior to that, National Power. Immediately prior to Ocean Power, from 1997, Mr. Johnson was Managing Director of Innogy, where he was responsible for the development of the Regenesys(TM) regenerative fuel cell system. From the period 1989 to 1997, while at National Power, Mr. Johnson created four successful businesses, two based on service provision and two based on unique intellectual property. He has global experience in power project development and technology development including product and brand management, process, licensing and joint ventures. Philip personally led some of National Power's major change programs and was National Power's first Business Development Manager. He has extensive experience in the energy sector, covering business development and policy, corporate strategy, economics, finance, regulation, institutional development, power production, transmission, distribution and sales.

A Coopers & Lybrand-trained management consultant, Philip has carried out a wide variety of UK and overseas assignments in Energy and Water. His earlier career involved periods with The North of Scotland Hydro-Electric Board, British Electricity International and the Central Electricity Generating Board.

Mr. Johnson, a citizen of the U.K., received an M.B.A. (Distinction) from Glasgow University and a B.S.C. with Honors from Aston University. He is a Chartered Engineer, and a member of the Institution of Electrical Engineers, the Institution of Mechanical Engineers, and the Institute of Energy.

SIGNIFICANT EMPLOYEES:

Robert Zhao, Ph.D., Director Of Fuel Cell Technology

Dr. Robert Zhao has 17 years of research and development experience in the field of electrochemical energy generation and storage, ranging from primary and secondary batteries to fuel cells. He holds a Ph.D. in Electrochemistry from Case Western Reserve University, Cleveland, Ohio. As the director of the Company's fuel cell technology, he oversees the development of fuel cell components and low temperature fuel processors.

Before he joined the Company, Dr. Zhao was the program manager of high power PEM fuel cells and a member of the company's strategic planning committee at H Power Corporation. He was with H Power for two months before accepting his present position with the Company in May 1997. His responsibilities at both companies are in the area of electrochemical development. Specifically he has worked on advanced fuel cell electrodes, stacks, and systems. Currently he is working on advanced alkaline fuel cell technology as well as low-temperature hydrogen generators.

While Dr. Zhao was working on Defense Advance Research Projects Agency (DARPA) projects at CCES (Case Center for Electrochemical Sciences), he accumulated five years of experience on the electrochemical properties of small organic molecular fuels. He has designed and expanded a variety of technology tools to enhance the development of direct organic fuel cell technologies, such as direct methanol fuel cells (DMFC). Dr. Zhao's experience also includes the development of maintenance-free lead-acid and lithium batteries.

Randall L. Peeters, PhD, Chief Scientist

Dr. Peeters joined the Company in December, 2000 as Chief Scientist. In his capacity as Chief Scientist he directs the development of platelet hot end devices for Stirling engines. This project is multidisciplinary in nature, international in scope, and has the potential to revolutionize Stirling engine applications. Randy received his Ph.D. and MS degrees from the University of Washington in Aeronautics and Astronautics and his BS degree in Aerospace Engineering from the California State Polytechnic University.

Before joining Ocean Power, Randy was the Chief Scientist for GenCorp Aerojet. His primary responsibility was to ensure that Aerojet remained technically viable in a constantly changing, demanding and competitive marketplace. Dr. Peeters had previously served as Manager of Aging and Surveillance, Manager of Advanced Technology, Director of Chemical Research and Development, Director of Chemical and Material Operations, Director of Research and Development, Director of Advanced Development Engineering, and Vice President of Engineering since joining Aerojet in l982. These organizations varied in size from 10 to 1050 employees and included numerous projects covering a broad spectrum of interdisciplinary activities including liquid rocket engines, solid rocket motors, satellites, armaments, weapon systems, environmental remediation, resource recovery, chemical synthesis, and pharmaceuticals.

He has extensive management training, including courses at Aerojet, Eastman Kodak and Xerox Corporations, UC Davis, and Cal Tech. He has also recently pursued graduate and undergraduate course work at UC Davis resulting in two certificate programs in the environmental area. He has over 35 technical publications and presentations, has chaired seven technical sessions at national meetings and has served on six professional society committees. Currently he is an Associate Fellow of the American Institute of Aeronautics and Astronautics, a member of Tau Beta Pi, on the board of directors for the California Engineering Foundation and the Software Productivity Consortium, and serves on the Advisory Boards for the Highly Filled Materials Institute at the Stevens Institute of Technology, the California State Polytechnic University, and the University of Washington.

B.       Section 16(a) Beneficial Ownership Reporting Compliance

The Company has been informed by J. Michael Hopper, Secretary/Treasurer of the Company during the fiscal year 2000, that his Form 5 due on February 15, 2001 reporting a grant of options by the Company during 2000 was filed with the Commission on March 29, 2001.

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

The table below sets forth a summary of the compensation paid by the Company for the last three fiscal years to the Chief Executive Officer and the two additional most highly compensated persons serving as executive officers of the Company at the end of fiscal year 2000. No other employees of the Company received compensation of $100,000 or more during fiscal year 2000.


                                                     Annual Compensation          Long-Term Compensation
       Awards                                                                                                Securities
           Name and                                                           Other Annual    Restricted     Underlying
      Principal Position            Year         Salary          Bonus        Compensation    Stock Awards   Options
      ------------------            ----         ------          -----        ------------    ------------   ----------
                                                   ($)            ($)                             ($)            (#)
Joseph P. Maceda ...................2000.          191,400(1)     N/A             N/A             N/A            N/A
     President                      1999           186,368(1)     N/A             N/A             N/A            N/A
                                    1998           182,000(1)     N/A             N/A             N/A            N/A

Robert L. Campbell .................2000.          191,400(2)     N/A             N/A             N/A            N/A
     Vice President                 1999           186,368(2)     N/A             N/A             N/A            N/A
                                    1998           182,000(2)     N/A             N/A             N/A            N/A

J. Michael Hopper ..................2000.          136,714(3)    37,500           N/A             N/A          598,680
     Secretary/Treasurer            1999           133,120(3)     N/A             N/A             N/A            N/A
                                    1998           130,000(3)     N/A             N/A             N/A            N/A

(1) ___ The amounts set forth above represent the salary payable by the Company to Mr. Maceda. In 1998 and 1999, the Company did not pay any cash salary to Mr. Maceda but the amounts shown in the table were due under the terms of Mr. Maceda's employment agreement with the Company. On December 31, 1998, the Company issued an unsecured note, due on demand, bearing interest at 10% per annum in an amount equal to his salary for 1998 and 1997 (which had also not been paid). While the amount of salary due to Mr. Maceda under his employment agreement for 1999 was not paid, no note was ever issued, and the obligation of the Company to pay such amount remained an uncertificated obligation of the Company. In 2000, the Company paid Mr. Maceda $182,000 of his salary in cash and assumed an uncertificated obligation to pay Mr. Maceda the remaining approximately $9,400 due under his employment agreement. Additionally, in 2000, the Company paid Mr. Maceda $87,500 in respect of the amount owing for his 1999 salary.

(2) ___ The amounts set forth above represent the salary payable by the Company to Mr. Campbell. In 1998, 1999 and 2000, the Company paid cash salary to Mr. Campbell in the amount of $88,846, $66,635 and $182,000, respectively, but the full amounts shown in the table were due under the terms of Mr. Campbell's employment agreement with the Company. On December 31, 1998, the Company issued an unsecured note, due on demand, bearing interest at 10% per annum in an amount equal to the salary due to him for 1998 and 1997 (which had also not all been paid). While the full amount of salary due to Mr. Campbell under his employment agreement for 1999 was not paid, no note was ever issued, and the obligation of the Company to pay $119,733 remained an uncertificated obligation of the Company. In 2000, the Company paid Mr. Campbell $182,000 of his salary in cash and assumed an uncertificated obligation to pay Mr. Campbell the remaining ___ approximately $9,400 due under his employment agreement. Additionally, in 2000, the Company paid Mr. Campbell $87,500 in respect of the amount owing for his 1999 salary.

(3) ___ The amounts set forth above represent the salary payable by the Company to Mr. Hopper. In 1998, the Company paid cash salary to Mr. Hopper in the amount of $58,000 and issued an unsecured note, due on demand, bearing interest at 10% per annum in with principal amount of $72,000. While the full amount of salary due to Mr. Hopper under his employment agreement for 1999 was not paid, no note was ever issued, and the obligation of the company to pay $85,120 remained an uncertificated obligation of the Company. In 1000, the Company paid Mr. Hopper $130,000 of his salary in cash and assumed an uncertificated obligation to pay Mr. Hopper the remaining approximately $6,714 due under his employment agreement. Additionally, in 2000, the Company paid Mr. Hopper $82,000 in respect of the note issued for his 1999 salary.

Management Incentive Option Plan: The Company's Board of Directors has directed the creation and implementation of a stock incentive option plan for all employees. Details of this plan are in development, however, a block of 7 million shares of common stock has been authorized for use by such a plan at such time as it may be adopted. A plan will be developed and a proposal will be presented to the Board of Directors.

                        OPTION GRANTS IN LAST FISCAL YEAR

The table below sets forth the options to purchase common stock of the Company issued to J. Michael Hopper during fiscal year 2000. The Company did not issue options to any other named executive during fiscal year 2000.


                                Number Of               Percent Of
                                Securities        Total Options Granted        Exercise Or
                                Underlying             To Employees            Base Price
          Name             Options Granted (#)        In Fiscal Year             ($/SH)              Expiration Date
          ----             -------------------        --------------             ------              ---------------

J. Michael Hopper                598,680                   100%                   1.50             January 1, 2003(1)

(1) On May 26, 2000, the Company's Board of Directors authorized the issuance of the above options to J. Michael Hopper for the life of his current employment agreement with the Company. Mr. Hopper's employment agreement as currently in effect will terminate on January 1, 2003.

       AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
                                  OPTION VALUES

The table below sets forth information regarding the exercise of options to purchase common stock of the Company by J. Michael Hopper and the value on December 31, 2000 of all unexercised options held by Mr. Hopper. No other named executive owns options to purchase common stock of the Company.


                                                                                                      Value of

                               Shares                            Number of Securities              Unexercisable
                              Acquired                                Underlying                    In-The-Money
                                 On                Value          Unexercised Options                 Options
                              Exercise           Realized         At Fiscal Year-End             At Fiscal Year-End
          Name                   (#)                ($)                   (#)                           ($)
          ----                   ---                ---                   ---                           ---
                                                                      Exercisable           Exercisable      Unexercisable
                                                                     Unexercisable
                                                                      -----------           -----------      -------------
J. Michael Hopper                 0                  0          598,680             0     $1,137,492.00(1)         0

(1) The value of unexercised in-the-money options at fiscal year end is calculated using the last sale price of $3.40 per share as of December 29, 2000, the last trading day of fiscal year 2000 as reported on the OTC Market pink sheets.

Compensation of Directors

There are no standard arrangements pursuant to which the Company directors are compensated for services provided as a director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

Employment Contracts

The Company has executed contracts with Joseph P. Maceda, Robert L. Campbell and
J. Michael Hopper.

         Joseph Maceda

         The Company has assumed an employment agreement originally entered into between Joseph Maceda and PTC Holdings, dated June 1, 1998. Under this agreement, Mr. Maceda serves as a director and president of the Company as well as in certain executive capacities for certain of the Companies subsidiaries. The agreement term is five years, from January 1, 1998 to January 1, 2003. The agreement may be terminated early by the Company for cause, or for Mr. Maceda's death or total disability. Under the agreement, Mr. Maceda receives $182,000 in annual salary, adjusted each January 1 during the term according to the Consumer Price Index for the preceding year. In addition, Mr. Maceda is eligible for annual merit bonuses and salary increases, as determined by the board of directors on an annual basis. The agreement also originally entitled Mr. Maceda to receive options to acquire Company common stock, in amounts to be set forth in a separate memorandum, which has never been agreed to. In addition to standard health and life insurance benefits, under the agreement, the Company provides a car allowance in the amount of $1,000 per month, plus insurance, fuel and maintenance. The agreement also entitles Mr. Maceda's spouse or another family member to accompany Mr. Maceda on business related travel for up to 4 weeks per year at the Company's expense, including accommodations, air fare, meals and travel expenses.

         During the term of the agreement, Mr. Maceda may not engage or participate in any business which is a competitor of the Company, except that he may (i) invest his personal assets in businesses which may be competitive with the Company but do not require his services in their operation or affairs, except solely as an investor; (ii) purchase and beneficially own less than 10% of the securities of competitors, if such securities are regularly-traded; or
(iii) with prior written notice and approval of the board of directors of the Company, participate in conferences, teach or publish written works. Under the agreement, the Company owns all intellectual property created by Mr. Maceda relating to the Company's business, and Mr. Maceda must disclose to the Company any action he takes to protect any intellectual property for 12 months past the termination of the agreement. The agreement also contains provisions which impose duties on Mr. Maceda to keep and protect the confidentiality of the Company's trade secrets and proprietary information. As a condition of employment, Mr. Maceda was required under the agreement to execute a separate confidentiality and invention agreement, which sets forth in greater detail Mr. Maceda's duties regarding the confidentiality of proprietary information and the assignment to, and Company ownership of, intellectual property created by Mr. Maceda during the term and 6 months thereafter.

         Robert Campbell

         The Company and Robert Campbell are parties to an employment agreement dated June 1, 1998 which has been assumed by the Company pursuant to its June 22, 1999 merger with Holdings. Pursuant to the agreement, Mr. Campbell serves as a director and vice president. The agreement term is five years, from January 1, 1998 to January 1, 2003. The agreement may be terminated early by the Company for cause, or for Mr. Campbell's death or total disability. Under the agreement, Mr. Campbell receives $182,000 in annual salary, adjusted each January 1 during the term according to the Consumer Price Index for the preceding year. In addition, Mr. Campbell is eligible for annual merit bonuses and salary increases, as determined by the board of directors on an annual basis. The agreement also entitles Mr. Campbell to receive options to acquire Company common stock, in amounts to be set forth in a separate memorandum, which has never been agreed to. In addition to standard health and related benefits, under the agreement, the Company provides a car allowance in the amount of $1,000 per month, plus insurance, fuel and maintenance. The agreement also entitles Mr. Campbell's spouse or another family member to accompany Mr. Campbell on business related travel for up to 4 weeks per year at the Company's expense, including accommodations, air fare, meals and travel expenses.

         During the term of the agreement, Mr. Campbell may not engage or participate in any business which is a competitor of the Company, except that he may (i) invest his personal assets in businesses which may be competitive with the Company but do not require his services in their operation or affairs, except solely as an investor; (ii) purchase and beneficially own less than 10% of the securities of competitors, if such securities are regularly-traded; or
(iii) with prior written notice and approval of the board of directors of the Company, participate in conferences, teach or publish written works. Under the agreement, the Company owns all intellectual property created by Mr. Campbell relating to the Company's business, and Mr. Campbell must disclose to the Company any action he takes to protect any intellectual property for 12 months past the termination of the agreement. The agreement also contains provisions which impose duties on Mr. Campbell to keep and protect the confidentiality of the Company's trade secrets and proprietary information. As a condition of employment, Mr. Campbell was required under the agreement to execute a separate confidentiality and invention agreement, which sets forth in greater detail Mr. Campbell's duties regarding the confidentiality of proprietary information and the assignment to, and Company ownership of, intellectual property created by Mr. Campbell during the term and 6 months thereafter.

         J. Michael Hopper

         The Company and J. Michael Hopper are parties to an employment agreement pursuant to which Mr. Hopper serves as an officer of the Company, currently as Secretary/Treasurer. The agreement term is five years, from January 1, 1998 to January 1, 2003. The agreement may be terminated early by the Company for cause, or for Mr. Hopper's death or total disability. Under the agreement, Mr. Hopper receives $130,000 in annual salary, adjusted each January 1 during the term according to the Consumer Price Index for the preceding year. In addition, Mr. Hopper is eligible for annual merit bonuses and salary increases, as determined by the board of directors on an annual basis. The agreement also entitles Mr. Hopper to receive options to acquire Company common stock, in amounts to be set forth in a separate memorandum. No such memorandum has been completed but the Board of Directors did separately issue options to purchase Company common stock to Mr. Hopper as detailed above in this Item 6. Mr. Hopper is entitled to receive standard health and related benefits as well as a car allowance in the amount of $500 per month, plus insurance, fuel and maintenance.

         During the term of the agreement, Mr. Hopper may not engage or participate in any business which is a competitor to the Company, except that he may (i) invest his personal assets in businesses which may be competitive with the Company but do not require his services in their operation or affairs, except solely as an investor; (ii) purchase and beneficially own less than 10% of the securities of competitors, if such securities are regularly-traded; or
(iii) with prior written notice and approval of the board of directors of the Company, participate in conferences, teach or publish written works. Under the agreement, the Company owns all intellectual property created by Mr. Hopper relating to the Company's business, and Mr. Hopper must disclose to the Company any action he takes to protect any intellectual property for 12 months past the termination of the agreement. The agreement also contains provisions which impose duties on Mr. Hopper to keep and protect the confidentiality of the Company's trade secrets and proprietary information. As a condition of employment, Mr. Hopper was required under the agreement to execute a separate confidentiality and invention agreement, which sets forth in greater detail Mr. Hopper's duties regarding the confidentiality of proprietary information and the assignment to, and Company ownership of, intellectual property created by Mr. Hopper during the term and 6 months thereafter.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND PRINCIPAL STOCKHOLDERS

The  following  table  sets  forth  certain  information   regarding  beneficial
ownership of the Company's Common Stock as of March 29, 2000 by (i) each stockholder known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock, (ii) each director of the Company,
(iii) each executive officer of the Company, and (iv) all directors and executive officers as a group.


                                                                                     Percentage       Percentage

                                                Name and Address Of Beneficial        Number of       Beneficially
              Title of Class                                Owner                      Shares          Owned (1)
              ---------------                               ------                   ----------        ---------
Common....................................    Joseph P.Maceda*                        10,641,579          27.9%
                                              5019 Susan Oaks Drive
                                              Fair Oaks, CA 95628

Common....................................    Robert L. Campbell*                      6,980,341          18.3%
                                              15009 Rio Circle
                                              Rancho Murieta, CA 95683

Common....................................    Gloria Rose Ott*                         2,610,000           6.8%
                                              20250 Edgewood Farm Lane
                                              Purcellville, VA 20132

Common....................................    J. Michael Hopper*                       1,500,000 (2)       3.9%
                                              2803 Belhaven Place
                                              Davis, CA 95616

Common....................................    Algonquin Capital Management             4,587,000 (3)      12.0%
                                              440 Main Street
                                              Ridgefield, CT 06877

Common....................................    Officers and Directors                  21,731,920 (4)      57.0%
                                              as a group (7 persons)

*Indicates directors and/or executive officers.

(1) Based upon 38,149,942 shares of common stock outstanding on March 29, 2001. The Company has been advised that each person above has sole voting power over the shares indicated above.

(2) Includes options to purchase 598,680 shares of common stock at an exercise price of $1.50 per share.

(3) Of the number of shares of our common stock listed here 4,376,000 are held by Algonquin Capital Management LLC ("Algonquin"). Such amount includes 2,688,000 shares which are issuable upon exercise of warrants for an exercise price of $1.50 per share. Algonquin's controlling member is Michael Lockwood, who may be deemed to share with the company (i) the power to vote or direct the vote of all the shares and (ii) the power to dispose or direct disposition of all the shares. Of the number of shares of our common stock listed here 211,000 are held by the Lockwood Children's Longterm Trust (the "Trust"), which holds such shares for the beneficiary children of Mr. Lockwood. Such amount includes 100,000 shares which are issuable upon exercise of warrants for an exercise price of $1.50 per share. Mr. Lockwood is a trustee of the Trust and may be deemed to share with the Trust (i) the power to vote or direct the vote of all the shares and (ii) the power to dispose or direct disposition of all the shares. The principal business address of Mr. Lockwood is the same as that set forth for Algonquin above.

(4) Includes options to purchase 598,680 shares of common stock at an exercise price of $1.50 per share held by J. Michael Hopper.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Cash Advances. During 1999, the Company made loans to employees. Certain of these loans were made to the officers of the Company identified below. These loans were made by the Company in order to allow its officers and employees to experience some access to cash but which the Company was not in a position to pay out in wages and salary. The advances were evidenced by notes receivable bearing interest at 7% per annum. If the notes are not repaid at the end of the first year the accumulated interest is added to the balance of the notes as additional principal. In 1999 the Company loaned Joseph Maceda, $137,670. Other than Mr. Maceda, no officer was loaned more than $60,000 during 1999 or 2000. In 2000, following the Company's payment of past due salary, Mr. Maceda was able to repay the Company $149,489 of amounts owed by him to the Company for loans from the Company made in 1997 and 1998 on the same terms as the loan in 1999. Mr. J. Michael Hopper, who had taken loans from the Company on the same terms as Mr. Maceda during prior years which were formalized in a note dated December 31, 1998, made full repayment to the Company in 2000, of $63,085.

Loans to Company. Throughout 1997, in order to fund the Company's general operating expenses, Mr. Maceda loaned an aggregate in principal amount of $625,000 to the Company represented by an unsecured note payable to J.P. Maceda bearing interest at 10% per annum. On September 30, 1999, the amounts owing under this note were reduced by $178,610, as a result of Mr. Maceda and the Company agreeing to offset this amount with debt to the Company of AB Securities Corporation, owned by Mr. Maceda. At various times during 2000, the Company repaid an aggregate amount in principal and accrued interest on the note of $318,542. As of December 31, 2000, the Company owed $342,613 in principal and accrued interest under the note.

HyPerTec. On September 10, 2000, the Company signed a letter of intent to acquire a controlling interest in Hydrogen Performance Technologies, Inc. (HyPerTec), a start-up developer of small Proton Exchange Membrane (PEM) Fuel Cell Systems. Blair Aiken, HyPerTec's founder, is now our Senior Vice President of Business Development. We are continuing to explore a transaction with HyPerTec on revised terms. For a discussion of this proposed transaction see "Item 1. Description of Business--Fuel Cell".

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit

Number                                         Description
------- --------------------------------------------------------------------------------------
 2.01   Sigma Share Purchase Agreement dated July 25, 2000*****
 3.01   Certificate of Incorporation of Ocean Power Corporation Dated July 21, 1999 a Delaware
        Corporation**
 3.02   Bylaws of the Registrant**
 3.03    Articles of Incorporation of Kaniksu American Mining Company (Idaho), predecessor of registrant**
3.04    Company (Idaho) Certificate of Amendment Kaniksu American Mining Dated August 28, 1995
        name change to Kaniksu Ventures, Inc.**
3.05    Certificate of Amendment Kaniksu Ventures, Inc., Dated April 2, 1997 name change to
        Intryst, Inc.**
3.06    Articles of Amendment of Intryst, Inc., name change Dated December 24, 1997 to PTC
        Group, Inc.**
3.07    Articles of Amendment of PTC Group, Inc., name change Dated July 14, 1999 to Ocean
        Power Corporation**
3.08    Articles of Merger of Ocean Power Corporation Idaho With Ocean Power Corporation
        Delaware Dated July 28, 1999**
3.09    Certificate of Merger of Foreign and Domestic Corporation Dated July 28, 1999**
10.01   STM/GSI-Ocean Power Licensing Agreement****
10.02   Employment Agreement (Joseph P. Maceda)**
10.03   Employment Agreement (J. Michael Hopper)**
10.04   Employment Agreement (Lori L. O'Brien)**
10.05   Employment Agreement (Robert Campbell)**
10.06   Memorandum of Understanding  with HyPerTech dated 15 June,  2000**** 10.07
        Purchase  Order  Memorandum  of  Understanding  with  Ecological  Engineering  &
        Monitoring,

        Inc. dated 16 January, 2000.****
21.01   Subsidiaries of the Registrant*
23.01   Consent of Independent Auditors***
------- --------------------------------------------------------------------------------------

    *   Filed herewith.
   ** Incorporated by reference to the Company's Form 10-SB as filed February 8, 2000.

  *** Incorporated by reference to the Company's Form 10-SB as amended and filed October 23, 2000.

 **** Incorporated by reference to the Company's Form 10-SB as amended and filed February 6, 2001.

***** Incorporated by reference to the Company's Form 8-K as amended and filed October 19, 2000.

(b)     Reports on Form 8-K.

On October 19, 2000, the Company filed an amended Form 8-K reporting the purchase by the Company of all of the outstanding shares of common stock of SIGMA Elektroteknisk, AS, a Norwegian company ("Sigma"). The above referenced Form 8-K included audited financial statements of Sigma dated as of December 31, 1999 and unaudited Pro Forma Consolidated Financial Information for the Company and Sigma dated as of December 31, 1999. Filed as an exhibit to the Form 8-K was the Sigma Share Purchase Agreement dated July 25, 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEAN POWER CORPORATION
(Registrant)

By: /s/ Joseph Maceda

---------------------
        Joseph Maceda
Title:  President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates specified.

By: /s/ Gloria Rose Ott

-----------------------
        Gloria Rose Ott
Title:  Chairman of the Board and Director

Date:   April 2, 2001

By: /s/ Joseph Maceda

---------------------
        Joseph Maceda
Title:  President and Director
Date:   April 2, 2001

By: /s/ Robert L. Campbell

--------------------------
        Robert L. Campbell
Title:  Vice President and Director

Date:   April 2, 2001

By: /s/ J. Michael Hopper

-------------------------
        J. Michael Hopper
Title:  Secretary/Treasurer
Date:   April 2, 2001