Form 10QSB
period 2001-03-31
OCEAN POWER CORP
filed 2001-05-15
CIK 1102423

=====================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                   FORM 10-QSB


|X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2001

                                       OR

|_| Transition report under Section 13 OR 15(d) of the Securities Exchange Act of 1934

          For The Transition Period From                  To
                                          ---------------   ------------------

                          Commission File Number 1-5742



                             OCEAN POWER CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                    Delaware                                   94-3350291
        (State or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                    Identification No.)

                         5000 Robert J. Mathews Parkway
                        El Dorado Hills, California 95672
              (Address of principal executive offices and Zip Code)

                                 (916) 933-8100
              (Registrant's telephone number, including area code)

                                 Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had 38,199,942 shares of its $.01 par value common stock outstanding as of May 15, 2001.

         Transitional Small Business Disclosure Format (check one): Yes[ ] No:X

     =====================================================================

                             OCEAN POWER CORPORATION

                                TABLE OF CONTENTS

                                                                                                     Page
Cautionary Statement Regarding Forward Looking Statements...............................................3



                          PART I. FINANCIAL INFORMATION

ITEM 1.      Financial Statements:..............................................................F1 - F-15
ITEM 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations......4

                           PART II. OTHER INFORMATION

ITEM 1.      Legal Proceedings..........................................................................7
ITEM 2.      Changes in Securities and Use of Proceeds..................................................7
ITEM 3.      Defaults Upon Senior Securities............................................................7
ITEM 4.      Submission of Matters to a Vote of Security Holders........................................7
ITEM 5.      Other Information..........................................................................7
ITEM 6.      Exhibits and Reports on Form 8-K...........................................................8

                           FORWARD-LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS FORM 10-QSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION," INCLUDING STATEMENTS CONCERNING (I) THE COMPANY'S STRATEGY; (II) THE COMPANY'S EXPANSION PLANS, (III) THE MARKET FOR THE COMPANY'S PRODUCTS; AND (IV) THE EFFECTS OF GOVERNMENT REGULATION OF THE
COMPANY'S PRODUCTS. BECAUSE SUCH STATEMENTS INVOLVE RISKS OF UNCERTAINTIES, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE HEREOF, EXCEPT AS REQUIRED BY ITS REPORTING OBLIGATIONS.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements




                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                      March 31, 2001 and December 31, 2000

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                     ASSETS

                                                                                 March 31,          December 31,
                                                                                  2001              2000
                                                                           ------------------  -----------------
                                                                                (Unaudited)

CURRENT ASSETS
   Cash                                                                    $        2,637,083  $       2,152,593
   Cash - restricted                                                                   46,690             23,706
   Advances to employees                                                              321,957            320,567
   Prepaid expenses                                                                   133,929            222,235
                                                                           ------------------  -----------------

     Total Current Assets                                                           3,139,659          2,719,101
                                                                           ------------------  -----------------

EQUIPMENT, NET                                                                        900,039            922,980
                                                                           ------------------  -----------------

OTHER ASSETS

   Deposits                                                                            54,948             55,348
   Patents, and licensing agreements, net                                           6,357,721          6,694,779
   Goodwill, net                                                                    6,150,439          6,315,183
                                                                           ------------------  -----------------

     Total Other Assets                                                            12,563,108         13,065,310
                                                                           ------------------  -----------------

     TOTAL ASSETS                                                          $       16,602,806  $      16,707,391
                                                                           ==================  =================

   The accompanying notes are an integral part of these financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 March 31,          December 31,
                                                                                  2001                  2000
                                                                           ------------------  -----------------
                                                                                (Unaudited)
CURRENT LIABILITIES
   Accounts payable                                                        $          793,242  $       1,127,414
   Accrued expenses                                                                 6,012,055          6,214,282
   Notes payable - related parties                                                  1,315,527          1,317,618
   Notes payable - current portion                                                  3,475,960            488,457
   Research advances                                                                  419,324            473,145
                                                                           ------------------  -----------------

     Total Current Liabilities                                                     12,016,108          9,620,916
                                                                           ------------------  -----------------

LONG-TERM LIABILITIES

   Convertible debentures payable                                                     550,000            550,000
   Notes payable                                                                      629,984            744,588
                                                                           ------------------  -----------------

     Total Long-Term Liabilities                                                    1,179,984          1,294,588
                                                                           ------------------  -----------------

     Total Liabilities                                                             13,196,092         10,915,504
                                                                           ------------------  -----------------

STOCKHOLDERS' EQUITY

   Preferred stock: 20,000,000 shares authorized of
    $0.001 par value; no shares outstanding                                            -                  -
   Common stock: 500,000,000 shares authorized of
    $0.01 par value; 38,149,942 and 38,149,942 shares
    issued and outstanding, respectively                                              381,499            381,499
   Additional paid-in capital                                                      29,296,500         25,611,288
   Deferred consulting expense                                                       (405,416)          (410,667)
   Other comprehensive income                                                         213,414            195,258
   Deficit accumulated during the development stage                               (26,079,283)       (19,985,491)
                                                                           ------------------  -----------------

     Total Stockholders' Equity                                                     3,406,714          5,791,887
                                                                           ------------------  -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $       16,602,806  $      16,707,391
                                                                           ==================  =================

   The accompanying notes are an integral part of these financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                     From
                                                                                                 Inception on
                                                                                                   March 26,
                                                                For the Three Months Ended       1992 Through
                                                                      March 31,                    March 31,
                                                       --------------------------------------
                                                              2001               2000                 2001
                                                       ------------------  ------------------  -----------------
REVENUES                                               $           -       $           -       $          -
                                                       ------------------  ------------------  -----------------

EXPENSES

   General and administrative                                   2,020,799           2,500,051         18,364,087
   Research and development                                        61,496              59,549          1,606,952
   Depreciation and amortization                                  223,691              39,842            663,950
                                                       ------------------  ------------------  -----------------

     Total Expenses                                             2,305,986           2,599,442         20,634,989
                                                       ------------------  ------------------  -----------------

     LOSS FROM OPERATIONS                                      (2,305,986)         (2,599,442)       (20,634,989)
                                                       ------------------  ------------------  -----------------

OTHER INCOME (EXPENSE)

   Currency gain                                                   -                   -                     522
   Interest income                                                 17,107              36,173            232,651
   Loss on sale of assets                                          -                   -                (387,649)
   Interest expense                                            (3,804,913)            (77,376)        (5,455,159)
                                                       ------------------  ------------------  -----------------

     Total Other Income (Expense)                              (3,787,806)            (41,203)        (5,609,635)
                                                       ------------------  ------------------  -----------------

LOSS BEFORE EXTRAORDINARY ITEM                                 (6,093,792)         (2,640,645)       (26,244,624)

EXTRAORDINARY ITEM

   Gain on settlement of debt                                      -                  165,349            165,341
                                                       ------------------  ------------------  -----------------

NET LOSS                                                       (6,093,792)         (2,475,296)       (26,079,283)
                                                       ------------------  ------------------  -----------------

OTHER COMPREHENSIVE INCOME

   Currency translation adjustment                                 18,156              -                 213,414
                                                       ------------------  ------------------  -----------------

     TOTAL COMPREHENSIVE LOSS                          $       (6,075,636) $       (2,475,296) $     (25,865,869)
                                                       ==================  ==================  =================


   The accompanying notes are an integral part of these financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Operations (Continued)
                                   (Unaudited)

                                                            For the Three Months Ended
                                                                     March 31,
                                                       --------------------------------------
                                                              2001               2000
                                                       ------------------  ------------------

BASIC AND DILUTED LOSS PER SHARE
   Operating loss                                      $            (0.16) $            (0.07)
   Extraordinary item                                              -                     0.00
                                                       ------------------  ------------------

     Total                                             $            (0.16) $            (0.07)
                                                       ==================  ==================

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                                   38,149,942          34,165,608
                                                       ==================  ==================


   The accompanying notes are an integral part of these financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity

                                                                                                                      Deficit
                                                                                                                      Accumulated
                                                                        Additional        Other          Deferred     During the
                                                Common Stock              Paid-In      Comprehensive    Consulting    Development
                                       ----------------------------
                                         Shares          Amount           Capital         Income         Expense         Stage
                                       -------------  -------------   --------------  ---------------   -----------  --------------
Balance, December 31, 1999                32,835,925  $     328,359   $    5,589,224  $        -        $    -       $  (10,923,816)

January 4, 2000, common stock
 issued for debt and consideration
 for loan default at $2.75 per share         147,580          1,476          236,024           -             -               -

January 5, 2000, common stock
 issued for services at $4.34 per
 share                                        60,000            600          259,800           -             -               -

January 26, 2000, common stock
 issued pursuant to a private
 placement at $2.10 per share                 47,619            476           99,524           -             -               -

February 1, 2000, warrants
 granted below market value                   -              -                41,242           -             -               -

February 18, 2000, options
 granted below market value                   -              -               494,596           -             -               -

February 22, 2000, options
 granted below market value                   -              -               624,998           -             -               -

March 9, 2000, common stock
 issued for exercise of warrants
 at $1.99 per share                           62,792            628          124,391           -             -               -

March 16, 2000, common stock
 issued for conversion of convertible
 debenture at $1.50 per share                 66,667            667           99,333           -             -               -

March 16, 2000, common stock
 issued for exercise of warrants
 at $0.75 per share                          133,333          1,333           98,667           -             -               -
                                       -------------  -------------   --------------  ---------------   -----------  --------------

Balance Forward                           33,353,916  $     333,539   $    7,667,799  $        -        $    -       $  (10,923,816)
                                       -------------  -------------   --------------  ---------------   ===========  --------------

   The accompanying notes are an integral part of these financial statements.

                                              OCEAN POWER CORPORATION AND SUBSIDIARIES
                                                    (A Development Stage Company)
                                     Consolidated Statements of Stockholders' Equity (Continued)


                                                                                                                      Deficit
                                                                                                                      Accumulated
                                                                        Additional        Other          Deferred     During the
                                                Common Stock              Paid-In      Comprehensive    Consulting    Development
                                       ----------------------------
                                         Shares          Amount           Capital         Income         Expense         Stage
                                       -------------  -------------   --------------  ---------------   -----------  --------------
Balance Forward                           33,353,916  $     333,539   $    7,667,799  $        -        $    -       $  (10,923,816)

March 27, 2000, 3 stock issuances
 for payment of debt at an average
 price of $4.95 per share                     46,486            465          231,347           -             -               -

May 26, 2000, options granted below
 market value                                 -              -             1,272,195           -             -               -

July 25, 2000, common stock issued
 for conversion of accounts payable
 at $4.00 per share                          100,000          1,000          399,000           -           (237,000)         -

July 25, 2000, common stock issued
 for purchase of SIGMA at $3.20 per
 share                                     1,718,748         17,187        5,482,813           -             -               -

January 25 - August 14, 2000, 62
 stock issuances pursuant to a private
 placement memorandum at average
 price of $3.58 per share                  1,930,792         19,308        6,896,423           -             -               -

August 8, 2000, options granted
 below market value                           -              -               358,000           -             -               -

September 15, 2000, 23 stock
 issuances pursuant to a private
 placement memorandum at $3.00
 per share                                 1,000,000         10,000        2,990,000           -             -               -

Currency translation adjustment               -              -                -               195,258        -               -

Warrants granted for consulting
 contract                                     -              -               340,000           -           (173,667)         -

Stock offering costs paid                     -              -               (26,289)          -             -               -

Net loss for the year ended
 December 31, 2000                            -              -                -                -             -           (9,061,675)
                                       -------------  -------------   --------------  ---------------   -----------  --------------

Balance, December 31, 2000                38,149,942  $     381,499   $   25,611,288  $       195,258   $  (410,667) $  (19,985,491)
                                       -------------  -------------   --------------  ---------------   -----------  --------------


   The accompanying notes are an integral part of these financial statements.

                                              OCEAN POWER CORPORATION AND SUBSIDIARIES
                                                    (A Development Stage Company)
                                     Consolidated Statements of Stockholders' Equity (Continued)


                                                                                                                      Deficit
                                                                                                                      Accumulated
                                                                        Additional        Other          Deferred     During the
                                                Common Stock              Paid-In      Comprehensive    Consulting    Development
                                       ----------------------------
                                         Shares          Amount           Capital         Income         Expense         Stage
                                       -------------  -------------   --------------  ---------------   -----------  --------------
Balance, December 31, 2000                38,149,942  $     381,499   $   25,611,288  $       195,258   $  (410,667) $  (19,985,491)

Valuation adjustment to warrants
 granted for consulting services
 (unaudited)                                  -              -               (45,000)          -              5,251          -

Warrants granted for loan
 consideration (unaudited)                    -              -             3,730,212           -             -               -

Currency translation adjustment
 (unaudited)                                  -              -                -                18,156        -               -

Net loss for the three months ended
 March 31, 2001 (unaudited)                   -              -                -                -             -           (6,093,792)
                                       -------------  -------------   --------------  ---------------   -----------  --------------

Balance, March 31, 2001 (unaudited)       38,149,942  $     381,499   $   29,296,500  $       213,414   $  (405,416) $  (26,079,283)
                                       =============  =============   ==============  ===============   ===========  ==============

   The accompanying notes are an integral part of these financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                                                           From
                                                                                                        Inception on
                                                                                                          March 26,
                                                                   For the Three Months Ended           1992 Through
                                                                           March 31,                      March 31,
                                                             -------------------------------------
                                                                 2001               2000                    2001
                                                             -----------------   -----------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                  $      (6,093,792)  $      (2,475,296) $      (26,079,283)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
     Depreciation and amortization                                     223,691             139,842             663,950
     Deferred consulting expense                                         5,251              -                  334,584
     Value of common stock, warrants, options
      and discounts on equity instruments issued
      for services                                                   3,730,212           1,558,736           7,533,142
     Loss on sale of assets                                             -                   -                  387,649
     Amortization of debenture discount                                 -                   -                  650,000
     Gain on disposition of debt                                        -                   -                 (165,340)
   Change in operating asset and liability accounts,
    net of amounts acquired in business combination:
     (Increase) decrease in overpayment receivable                      -                  (74,700)             -
     (Increase) decrease in advances to employees,
      prepaid expenses, and deposits                                   113,709            (752,500)         (5,772,868)
     (Increase) decrease in other assets                                -                  359,110              -
     Increase (decrease) in accounts payable                          (334,172)             (4,829)            699,289
     Increase (decrease) in accrued expenses                            52,060            (114,387)          6,669,209
                                                             -----------------   -----------------  ------------------

       Net Cash Used by Operating Activities                        (2,303,041)         (1,364,024)        (15,079,668)
                                                             -----------------   -----------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Proceeds from sale of assets                                         -                   -                        1
   Purchase of fixed assets                                             (6,472)           (714,761)           (750,447)
   Equipment procurement costs                                          -                   -                 (564,110)
                                                             -----------------   -----------------  ------------------

       Net Cash (Used) by Investing Activities                          (6,472)           (714,761)         (1,314,556)
                                                             -----------------   -----------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from notes payable                                       3,000,000              -                3,000,000
   Cash acquired in Sigma acquisition                                   -                   -                  142,254
   Repayment of related party notes payable                             (2,091)             -               (1,523,291)
   Repayment of note payable                                          (180,922)         (1,861,222)         (1,519,996)
   Loans from related parties                                           -                   48,648           7,224,287
   Issuance of convertible debentures                                   -                   -                  650,000
   Common stock issued for cash                                         -                7,201,061          11,131,032
   Stock offering costs                                                 -                   -                  (26,289)
                                                             -----------------   -----------------  ------------------

       Net Cash Provided by Financing Activities             $       2,816,987   $       5,388,487  $       19,077,997
                                                             -----------------   -----------------  ------------------


   The accompanying notes are an integral part of these financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                                           From
                                                                                                       Inception on
                                                                                                         March 26,
                                                                  For the Three Months Ended           1992 Through
                                                                          March 31,                      March 31,
                                                             -------------------------------------
                                                                 2001               2000                    2001
                                                             -----------------   -----------------  ------------------
NET INCREASE IN CASH AND CASH
 EQUIVALENTS                                                 $         507,474   $       3,309,702  $        2,683,773

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                           2,176,299             368,276              -
                                                             -----------------   -----------------  ------------------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                                   $       2,683,773   $       3,677,978  $        2,683,773
                                                             =================   =================  ==================
CASH PAID FOR:

   Interest                                                  $          -        $          -       $           -
   Income taxes                                              $          -        $          -       $           -

NON-CASH FINANCING ACTIVITIES

   Value of common stock, warrants, options and
    discounts on equity instruments issued for
    services                                                 $       3,730,212   $       1,558,736  $        7,533,142
   Equity instruments issued for deferred
     consulting expense                                      $          -        $          -       $          740,000
   Common stock issued for recapitalization                  $          -        $          -       $        2,761,773
   Common stock issued for conversion of debt                $          -        $         531,812  $        2,507,225


   The accompanying notes are an integral part of these financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000


NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 -      PATENTS AND LICENSING AGREEMENTS

              The Company's patents and license agreements consisted of the following at March 31, 2001 and December 31, 2000:

                                                                                  March 31,           December 31,
                                                                                      2001                2000
                                                                                 -----------------  ------------------
                                                                                    (Unaudited)
                      Patents                                                    $       1,334,440  $        1,387,677
                      Licensing Agreement - Aquamax and Keeran                           5,492,250           5,762,250
                      Accumulated amortization - patents                                  (468,969)           (455,148)
                                                                                 -----------------  ------------------

                                                                                 $       6,357,721  $        6,694,779
                                                                                 =================  ==================

              During November 1998, the Company's wholly-owned subsidiary, SIGMA, entered into an agreement with Silent Clean Power, AB
              (SCP), (a Swedish company) to purchase licenses and patents to certain technology associated with the Company's PCP development for $1,387,677, paid in stock and a note payable. The licenses and patents are being amortized over their estimated useful lives of 111 to 134 months using the straight-line method. Amortization expense for the three months ended March 31, 2001 was $12,914. Accumulated amortization at March 31, 2001 was $468,965.

NOTE 3 -      BUSINESS COMBINATION

              In August 2000, the Company acquired SIGMA Elektroteknisk, AS (SIGMA) by exchanging 1,718,748 shares of its common stock for all of the common stock of SIGMA. The purchase was accounted for as a purchase in accordance with APB 16, "Business Combinations." The excess of the total acquisition cost over the fair value of the net assets acquired of $6,589,756 is being amortized over 10 years by the straight-line method. Amortization expense amounted to $164,744 and $-0- at March 31, 2001 and 2000, respectively.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000


NOTE 4 -      NOTES PAYABLE

              Notes payable at March 31, 2001 and December 31, 2000 consist of the following:

                                                                                     March 31,            December 31,
                                                                                      2001                 2000
                                                                                 -----------------  ------------------
                                                                                     (Unaudited)
              Notes payable to two parties bearing interest at 10.5%,
               collateralized by guarantees of the president of the
               Company, due in full by March 5, 2002.                            $       3,000,000  $           -

              Note payable to SND bearing a variable  interest  rate,
               (10.9% at December 31, 2000) due in equal semi-annual
               payments which began May 1, 2000, uncollateralized.                         116,405             121,049

              Note payable to SND bearing a variable  interest  rate,
               (10.9% at December 31, 2000) due in equal semi-annual
               payments which began May 10, 2000, uncollateralized.                        476,635             569,964

              Note payable to Silent Clean Power bearing  interest at
               10.9%, due in equal semi-annual payments, collateralized
               by patents and licenses                                                     479,565             498,696

              Note payable to SND bearing a variable  interest  rate,
               (10.9% at December 31, 2000) due in equal semi-annual
               payments which began April 3, 2000, uncollateralized.                        33,339              43,336
                                                                                 -----------------  ------------------

              Total Notes Payable                                                $       4,105,944  $        1,233,045
                                                                                 =================  ==================

              Annual maturities of notes payable are as follows:

                      Years Ending
                      December 31,

                            2002                                                 $       3,475,960
                            2003                                                           629,984
                                                                                 -----------------

                                                                                 $       4,105,944

              The Company granted 1,200,000 warrants valued at $3,730,212 pursuant to the Black Scholes pricing model using a risk-free interest rate of 6.43% expected volatility of 228% and an expected life of 3 years as additional consideration for the $3,000,000 loans. The warrants were expensed immediately as interest expense because they were immediately exercisable.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000


NOTE 5 -      ACCRUED EXPENSES

              The Company's accrued expenses are comprised of the following items:

                                                                                   March 31,     December 31,
                                                                                    2001                2000
                                                                              -----------------  -----------------
                                                                                  (Unaudited)
                  Accrued payroll taxes payable                               $          24,481  $          26,657
                  Accrued interest payable - payroll                                     52,717             52,717
                  Accrued payroll tax penalty                                            98,845             98,845
                  Accrued interest payable - notes                                      136,229            118,155
                  Other accrued items                                                    59,783              7,908
                  Accrued license agreement (Note 7)                                  5,640,000          5,910,000
                                                                              -----------------  -----------------

                                Total                                         $       6,012,055  $       6,214,282
                                                                              =================  =================

NOTE 6 -       GOING CONCERN

               The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had limited activities since inception and is considered a development stage company because it has no significant operating revenues and, planned principal operations have not yet commenced. The Company has incurred losses from its inception through March 31, 2001 of approximately $26,079,000. The Company does not have an established source of funds sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000


NOTE 7 -       COMMITMENTS AND CONTINGENCIES

               Wohlreich

               During January 2000, the Company entered into a three-year consulting agreement with Clement J. Wohlreich to receive financial, marketing and management services. The agreement called for the Company to issue 100,000 units, each consisting of one share of the Company's common stock and one attached warrant granting the right for three years to purchase one share of common stock for an exercise price of $1.50. As the agreement provided for issuance of the units upon commencement of services, the Company accrued a liability and deferred consulting expense as a reduction of shareholders' equity in an amount equal to the value of the common stock and warrant at the inception of the agreement. The liability was converted to equity upon issuance of the units and the value of the stock and warrants will be expensed over the term of the agreement upon completion of services each quarter. Pursuant to EITF 96-18, "Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring Or In Conjunction With Selling, Goods Or Services", the Company will continue to revalue the warrants until earned upon completion of services. As of March 31, 2000, the consulting contract was valued at $740,000, representing the 100,000 shares of common stock issued on July 25, 2000 at the then trading price of $4.00 per share and the value of the warrants of $295,000, as determined by the Black Scholes pricing model. For the period ended March 31, 2001, the Company had amortized $289,584 of the contract , leaving a remaining balance of $405,416 at March 31, 2001 which is included as a reduction of stockholders' equity.

               Aquamax and Keeran

               During September 2000, the Company entered into a licensing agreement with Aquamax (International) Holding, B.V. (Aquamax), a Dutch Corporation and Keeran Corporation, N.V. (Keeran), a Netherlands Antilles Corporation, to obtain exclusive rights to make, have made, use, distribute,install, offer to sell, sell and sub-license licensed products and purchase parts to certain technology.

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000


NOTE 7 -       COMMITMENTS AND CONTINGENCIES (Continued)

               Aquamax and Keeran (Continued)

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

               The Company has demanded arbitration pursuant to its licensing agreement with Aquamax and Keeran (Licensors) over the pricing of the licensing agreement because the Licensors have not been able to provide all of the licenses stipulated in the agreement. As a result, the Company suspended payments on the licensing agreement after paying the initial two installments aggregating $400,000. The balance due under the existing terms of the licensing agreement was $5,910,000, payable in cash and 600,000 shares of the Company's common stock. Such amount was accrued as a liability at December 31, 2000. At March 31, 2001, the liability and prepaid asset decreased by $270,000 because the value of the 600,000 shares decreased. The shares will continue to be revalued until such time as they are issued and, along with the amounts paid prior to suspension of payments, reflected as prepaid license fees. The prepaid license fees will be amortized over the ten-year term of the licensing agreement using the straight-line method. Management believes it will prevail in the arbitration proceedings and will receive an equitable reduction in amounts due under the contract. Management expects no loss to result from the dispute over the pricing of the licensing agreement.

NOTE 8 -       SUBSEQUENT EVENT

               On April 2, 2001, the Company received $600,000 in exchange for convertible promissory notes payable of $240,000 and $360,000. Each note bears interest at 10% per annum and are due by April 2, 2003. Each note is convertible at any time by the note holder into the Company's common stock at $4.00 per share. On April 2, 2001, the Company's common stock closed at $2.73 per share. Concurrent with the promissory notes, the Company granted 200,000 warrants with an exercise price of $1.50 per share and an expiration date of April 1, 2003. The warrants were granted for services relating to the funding of the promissory notes and will be valued at $2.73 per share pursuant to the Black Scholes pricing model. The Company will record additional interest expense of $546,000 associated with the warrants.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This Form 10-QSB contains forward-looking statements. These statements relate to future events or the Company's future financial performance. The Company's financial projections contain figures relating to plans, expectations, future results, performance, events or other matters. When used in the Plan of Operations, or elsewhere in this Form, words such as "estimate", "project", "intend", "expect", "anticipate", "believe", "can", "continue", "could", "may", "plans", "potential", "predicts", "should", or "will" or the negative of these terms or other similar expressions are intended to identify forward-looking statements.

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

The Company is developing modular seawater desalination systems integrated with environmentally friendly power sources. It is also developing stand alone modular Stirling based power systems. These systems are intended to be sold to a series of regional joint ventures that will ideally take 15-25 year contracts to sell water and power. If successful, this will provide the Company dual income streams from both equipment sales and royalties from the sale of water and power. Entry into regional joint ventures may involve certain risks such as exposure to liabilities incurred by the other joint venturer and the need to share certain intellectual property with such regional joint venturers. However, the Company plans to limit these risks by forming such regional joint ventures with entities which limit liability of their owners, such as corporations and limited liability companies. The Company does not currently plan to license its intellectual property to these regional joint ventures. All such intellectual property will remain the property of Ocean Power. Furthermore, any enhancements to Company's intellectual property arising out of the regional joint ventures will be licensed back to the Company for its use.

The Company has had no profit to date. It experienced a total of $9,061,675 in losses for the year ended December 31, 2000. For the three months ended March 31, 2001, the Company experienced a total of $6,093,792 in losses. Of this amount, $3,730,212 in losses resulted from a one-time charge of interest expense representing the value of warrants granted which were associated with the loans for $3,000,000. The balance of the Company's losses have resulted from the fact that its products are still in development and no sales have been generated. The operating loss without the warrant expense was $2,363,580 as compared to the loss for the three months ended March 31, 2000 of $2,475,296.

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

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include raising additional capital through private placement sales of the Company's common stock and/or loans from third parties, the proceeds of which will be used to develop the Company's products, pay operating expenses and pursue acquisitions and strategic alliances. The Company expects that it will need $20,000,000 to $30,000,000 of additional funds for operations and expansion in 2001. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company currently has outstanding debt with an aggregate principal amount of $13,196,092 as of March 31, 2001. Of this amount, $2,280,588 was incurred during the three months ended March 31, 2001.

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

The Company's plan of operation for the next twelve months is as follows:

         (i) Since completion of its water quality certification on 9 December 1999, the Company has raised approximately $13 million pursuant to private placement sales of its Common Stock and loans which has allowed the Company to implement its Product Development Program, as well as to further business development, strategic partnering and acquisition activities. Based on an analysis of its sales and development costs, the Company intends to raise an additional $20-30 million pursuant to private placement sales of its common stock and/or loans from third parties during 2001. In addition, depending on the pace of actual sales and the acquisition activities of the Company, the Company may seek to raise an additional round of financing (for a minimum of $100 million dollars) in the second half of 2001. The exact method by which this additional round of financing will be raised will be based on the maximization of shareholder value. The additional equity, if raised by the Company, will allow the Company to execute its business plan.

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

         (iii) The Company intends to build and install additional facilities in the next year. They are

                  (a)      further laboratory and test facilities
                  (b)      system integration facilities, and
                  (c)      a manufacturing facility for proprietary components

         (iv) Although the Company plans to subcontract out as much work as possible, during the next year it still anticipates increasing the number of employees from the current 37 full time to approximately 50 full time.

                           PART II. OTHER INFORMATION


ITEM 1.  Legal Proceedings

         Not applicable.


ITEM 2.  Changes in Securities and Use of Proceeds

         Previously reported on the Company's Form 10-SB as filed with the SEC on April 12, 2001.


ITEM 3.  Defaults Upon Senior Securities

         Not applicable.


ITEM 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the security holders during the thirteen-week period ended March 31, 2001.


ITEM 5.  Other Information

         Not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K

     (a)          Exhibits

Exhibit
Number                   Description
----------------------- -----------------------------------------------------------------------------------------
 2.01                   Sigma Share Purchase Agreement dated July 25, 2000***
----------------------- -----------------------------------------------------------------------------------------
 3.01                   Certificate of Incorporation of Ocean Power Corporation, a Delaware Corporation, Dated
                        July 21, 1999 *
----------------------- -----------------------------------------------------------------------------------------
 3.02                   Bylaws of the Registrant*
----------------------- -----------------------------------------------------------------------------------------
3.03                    Articles of Incorporation of Kaniksu American Mining Company (Idaho), predecessor of registrant*
----------------------- -----------------------------------------------------------------------------------------
3.04                    Company (Idaho) Certificate of Amendment Kaniksu American Mining Dated August 28, 1995
                        name change to Kaniksu Ventures, Inc.*
----------------------- -----------------------------------------------------------------------------------------
3.05                    Certificate of Amendment Kaniksu Ventures, Inc., Dated April 2, 1997 name change to
                        Intryst, Inc.*
----------------------- -----------------------------------------------------------------------------------------
3.06                    Articles of Amendment of Intryst, Inc., name change Dated December 24, 1997 to PTC
                        Group, Inc.*
----------------------- -----------------------------------------------------------------------------------------
3.07                    Articles of Amendment of PTC Group, Inc., name change Dated July 14, 1999 to Ocean
                        Power Corporation*
----------------------- -----------------------------------------------------------------------------------------
3.08                    Articles of Merger of Ocean Power Corporation Idaho With Ocean Power Corporation
                        Delaware Dated July 28, 1999*
----------------------- -----------------------------------------------------------------------------------------
3.09                    Certificate of Merger of Foreign and Domestic Corporation Dated July 28, 1999*
----------------------- -----------------------------------------------------------------------------------------
10.01                   STM/GSI-Ocean Power Licensing Agreement**
----------------------- -----------------------------------------------------------------------------------------
10.02                   Employment Agreement (Joseph P. Maceda)*
----------------------- -----------------------------------------------------------------------------------------
10.03                   Employment Agreement (J. Michael Hopper)*
----------------------- -----------------------------------------------------------------------------------------
10.04                   Employment Agreement (Lori L. O'Brien)*
----------------------- -----------------------------------------------------------------------------------------
10.05                   Employment Agreement (Robert Campbell)*
----------------------- -----------------------------------------------------------------------------------------
10.06                   Memorandum of Understanding with HyPerTech dated 15 June, 2000**
----------------------- -----------------------------------------------------------------------------------------
10.07                   Purchase Order Memorandum of Understanding with Ecological Engineering & Monitoring,
                        Inc. dated 16 January, 2000.**

*        Incorporated by reference to the Company's Form 10-SB as filed February
         8, 2000.

** Incorporated by reference to the Company's Form 10-SB as amended and filed February 6, 2001.

*** Incorporated by reference to the Company's Form 8-K as amended and filed October 19, 2000.

        (b)   Reports on Form 8-K.

         Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   OCEAN POWER CORPORATION


Date: May 15, 2001                 By: /S/ JOSEPH P. MACEDA
                                       --------------------
                                           Joseph P. Maceda
                                           President



Date: May 15, 2001                 By:  /S/ J. MICHAEL HOPPER
                                        ---------------------
                                            J. Michael Hopper
                                            Secretary/Treasurer
                                            (chief accounting officer)