Form 10QSB
period 2001-06-30
OCEAN POWER CORP
filed 2001-08-14
CIK 1102423

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                   FORM 10-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2001

                                       OR

[ ] Transition report under Section 13 OR 15(d) of the Securities Exchange Act of 1934

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

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had 38,149,942 shares of its $.01 par value common stock outstanding as of June 30, 2001.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No: [X]


================================================================================

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

                       June 30, 2001 and December 31, 2000



,,

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------

                                              June 30,    December 31,
                                                2001          2000
                                            -----------   -----------
                                            (Unaudited)

CURRENT ASSETS

   Cash                                     $   286,901   $ 2,152,593
   Cash - restricted                             48,239        23,706
   Advances to employees                        355,497       320,567
   Prepaid expenses                             143,295       222,235
                                            -----------   -----------

     Total Current Assets                       833,932     2,719,101
                                            -----------   -----------

EQUIPMENT, NET                                1,106,774       922,980
                                            -----------   -----------

OTHER ASSETS

   Debt offering costs                           10,500          --
   Deposits                                      54,729        55,348
   Patents, and licensing agreements, net     6,825,783     7,281,679
   Goodwill, net                              5,985,695     6,315,183
                                            -----------   -----------

     Total Other Assets                      12,876,706    13,652,210
                                            -----------   -----------

     TOTAL ASSETS                           $14,817,412   $17,294,291
                                            ===========   ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           June 30      December 31,
                                                             2001           2000
                                                        ------------    ------------
                                                         (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                     $  2,134,070    $  1,127,414
   Accrued expenses                                        7,123,173       6,844,282
   Notes payable - related parties                         1,235,813       1,317,618
   Notes payable - current portion                         1,920,690         488,457
   Research advances                                            --           473,145
                                                        ------------    ------------

     Total Current Liabilities                            12,413,746      10,250,916
                                                        ------------    ------------

LONG-TERM LIABILITIES

   Convertible debentures payable                            550,000         550,000
   Notes payable                                           1,195,504         744,588
                                                        ------------    ------------

     Total Long-Term Liabilities                           1,745,504       1,294,588
                                                        ------------    ------------

     Total Liabilities                                    14,159,250      11,545,504
                                                        ------------    ------------

STOCKHOLDERS' EQUITY

   Preferred stock: 20,000,000 shares authorized of
    $0.001 par value; no shares outstanding                     --              --
   Common stock: 500,000,000 shares authorized of
    $0.01 par value; 38,439,094 and 38,149,942 shares
    issued and outstanding, respectively                     384,391         381,499
   Additional paid-in capital                             28,720,657      25,611,288
   Deferred consulting expense                              (984,000)       (410,667)
   Other comprehensive income                                365,682         195,258
   Deficit accumulated during the development stage      (27,828,568)    (20,028,591)
                                                        ------------    ------------

     Total Stockholders' Equity                              658,162       5,748,787
                                                        ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 14,817,412    $ 17,294,291
                                                        ============    ============


        The accompanying notes are an integral part of these consolidated financial statements.

                                              OCEAN POWER CORPORATION AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                Consolidated Statements of Operations and Other Comprehensive Income
                                                            (Unaudited)

                                                                                                                    From
                                                                                                                Inception on
                                                      For the                            For the                  March 26,
                                                  Six Months Ended                   Three Months Ended         1992 Through
                                                      June 30,                           June 30,                 June 30,
                                                2001            2000              2001              2000            2001
                                         ----------------  ---------------   ---------------  ----------------  ---------------
REVENUES                                 $         -       $        -        $        -       $         -       $        -
                                         ----------------  ---------------   ---------------  ----------------  ---------------

EXPENSES

   General and administrative                   4,840,307        4,144,710        2,646,008          1,644,659       20,826,695
   Impairment of intangible assets                 -                -                 -                 -               400,000
   Research and development                     1,671,974          140,850         1,610,478            -             3,217,430
   Depreciation and amortization                  829,216           59,860           605,525             5,944        1,269,475
                                         ----------------  ---------------   ---------------  ----------------  ---------------

     Total Expenses                             7,341,497        4,345,420         4,862,011         1,745,978       25,713,600
                                         ----------------  ---------------   ---------------  ----------------  ---------------

     LOSS FROM OPERATIONS                      (7,341,497)      (4,345,420)       (4,862,011)       (1,745,978)     (25,713,600)
                                         ----------------  ---------------   ---------------  ----------------  ---------------

OTHER INCOME (EXPENSE)

   Currency gain                                   -                -                 -                 -                   522
   Interest income                                 29,276           79,578            12,169            43,405          244,820
   Loss on sale of assets                          -                -                 -                 -              (387,649)
   Interest expense                              (487,756)        (143,619)         (294,613)          (66,243)      (2,138,002)
                                         ----------------  ---------------   ---------------  ----------------  ---------------

     Total Other Income (Expense)                (458,480)         (64,041)         (282,444)          (22,838)      (2,280,309)
                                         ----------------  ---------------   ---------------  ----------------  ---------------

LOSS BEFORE EXTRAORDINARY
 ITEM                                          (7,799,977)      (4,409,461)       (5,144,455)       (1,768,816)     (27,993,909)

EXTRAORDINARY ITEM

   Gain on settlement of debt                      -               165,349            -                 -               165,341
                                         ----------------  ---------------   ---------------  ----------------  ---------------

NET LOSS                                       (7,799,977)      (4,244,112)       (5,144,455)       (1,768,816)     (27,828,568)
                                         ----------------  ---------------   ---------------  ----------------  ---------------

OTHER COMPREHENSIVE INCOME

   Currency translation adjustment                170,424           -                152,268            -               365,682
                                         ----------------  ---------------   ---------------  ----------------  ---------------

     TOTAL COMPREHENSIVE LOSS            $     (7,629,553) $    (4,244,112)  $    (4,992,187) $     (1,768,816) $   (27,462,886)
                                         ================  ===============   ===============  ================  ===============


        The accompanying notes are an integral part of these consolidated financial statements.

                                              OCEAN POWER CORPORATION AND SUBSIDIARIES
                                                   (A Development Stage Company)
                          Consolidated Statements of Operations and Other Comprehensive Income (Continued)
                                                            (Unaudited)



                                          For the                            For the
                                      Six Months Ended                   Three Months Ended
                                          June 30,                           June 30,
                                   2001             2000              2001              2000
                             --------------    --------------    --------------    --------------
BASIC AND DILUTED LOSS PER
 SHARE

   Operating loss            $        (0.20)   $        (0.12)   $        (0.13)   $        (0.05)
   Extraordinary item                  --                0.00           --                   0.00
                             --------------    --------------    --------------    --------------

     Total                   $        (0.20)   $        (0.12)   $        (0.13)   $        (0.05)
                             ==============    ==============    ==============    ==============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING           38,184,499        34,725,423        38,160,423        35,240,478
                             ==============    ==============    ==============    ==============


        The accompanying notes are an integral part of these consolidated financial statements.

                                              OCEAN POWER CORPORATION AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                          Consolidated Statements of Stockholders' Equity

                                                                                                              Deficit
                                                                                                            Accumulated
                                                                      Additional       Other      Deferred  During the
                                                 Common Stock             Paid-In  Comprehensive Consulting Development
                                            Shares          Amount        Capital     Income      Expense      Stage
                                        ------------   ------------   ------------   ----------   ------   ------------
Balance, December 31, 1999                32,835,925   $    328,359   $  5,589,224   $     --     $ --     $(10,923,816)

January 4, 2000, common stock
 issued for debt and consideration
 for loan default at $2.75 per share         147,580          1,476        236,024         --       --             --

January 5, 2000, common stock
 issued for services at $4.34 per
 share                                        60,000            600        259,800         --       --             --

January 26, 2000, common stock
 issued pursuant to a private
 placement at $2.10 per share                 47,619            476         99,524         --       --             --

February 1, 2000, warrants
 granted below market value                     --             --           41,242         --       --             --

February 18, 2000, options
 granted below market value                     --             --          494,596         --       --             --

February 22, 2000, options
 granted below market value                     --             --          624,998         --       --             --

March 9, 2000, common stock
 issued for exercise of warrants
 at $1.99 per share                           62,792            628        124,391         --       --             --

March 16, 2000, common stock
 issued for conversion of convertible
 debenture at $1.50 per share                 66,667            667         99,333         --       --             --

March 16, 2000, common stock
 issued for exercise of warrants
 at $0.75 per share                          133,333          1,333         98,667         --       --             --
                                        ------------   ------------   ------------   ----------   ------   ------------

Balance Forward                           33,353,916   $    333,539   $  7,667,799   $     --     $ --     $(10,923,816)
                                        ------------   ------------   ------------   ----------   ------   ------------


        The accompanying notes are an integral part of these consolidated financial statements.


                                              OCEAN POWER CORPORATION AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                    Consolidated Statements of Stockholders' Equity (Continued)

                                                                                                                        Deficit
                                                                                                                       Accumulated
                                                                        Additional        Other         Deferred       During the
                                                Common Stock             Paid-In      Comprehensive     Consulting     Development
                                           Shares         Amount         Capital          Income          Expense         Stage
                                       -------------  -------------   --------------  ---------------   -----------  --------------
Balance Forward                            33,353,916   $    333,539   $  7,667,799    $       --     $       --      $(10,923,816)

March 27, 2000, 3 stock issuances
 for payment of debt at an average
 price of $4.95 per share                      46,486            465        231,347            --             --              --

May 26, 2000, options granted below
 market value                                    --             --        1,272,195            --             --              --

July 25, 2000, common stock issued
 for conversion of accounts payable
 at $4.00 per share                           100,000          1,000        399,000            --         (237,000)           --

July 25, 2000, common stock issued
 for purchase of SIGMA at $3.20 per
 share                                      1,718,748         17,187      5,482,813            --             --              --

January 25 - August 14, 2000, 62
 stock issuances pursuant to a private
 placement memorandum at average
 price of $3.58 per share                   1,930,792         19,308      6,896,423            --             --              --

August 8, 2000, options granted
 below markrket value                            --             --          358,000            --             --              --

September 15, 2000, 23 stock
 issuances pursuant to a private
 placement memorandum at $3.00
 per share                                  1,000,000         10,000      2,990,000            --             --              --

Currency translation adjustment                  --             --             --           195,258           --              --

Warrants granted for consulting
 contract                                        --             --          340,000            --         (173,667)           --

Stock offering costs paid                        --             --          (26,289)           --             --              --

Net loss for the year ended
 December 31, 2000                               --             --             --              --             --         (9,104,775)
                                         ------------   ------------    ------------   ------------    ------------    ------------

Balance, December 31, 2000                 38,149,942   $    381,499   $ 25,611,288    $    195,258    $   (410,667)   $(20,028,591)
                                         ------------   ------------    ------------   ------------    ------------    ------------


        The accompanying notes are an integral part of these consolidated financial statements.

                                              OCEAN POWER CORPORATION AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                    Consolidated Statements of Stockholders' Equity (Continued)

                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                                       Additional       Other          Deferred     During the
                                               Common Stock             Paid-In      Comprehensive   Consulting     Development
                                          Shares          Amount        Capital         Income         Expense         Stage
                                       ------------   ------------   ------------    ------------    -----------   ------------
Balance, December 31, 2000               38,149,942   $    381,499   $ 25,611,288    $    195,258    $  (410,667)  $(20,028,591)

Valuation adjustment to warrants
 granted for consulting services
 (unaudited)                                   --             --          (60,000)           --           70,667          --

March 5, 2001, warrants issued
 in connection with debt obligations
 (unaudited)                                   --             --        1,662,746            --             --            --

April 2, 2001, warrants issued in
 connection with debt obligations
 (unaudited)                                   --             --          381,228            --             --            --

April 23, 2001, common stock
 issued for conversion of accounts
 payable (unaudited)                         50,000            500         74,500            --             --            --

June 8, 2001, common stock
 issued for conversion of research
 advances (unaudited)                       119,152          1,192        380,095            --             --            --

June 29, 2001, common stock
 issued for consulting contract
 (unaudited)                                120,000          1,200        334,800            --         (322,000)         --

June 29, 2001, warrants granted
 for consulting contract (unaudited)           --             --          336,000            --         (322,000)         --

Currency translation adjustment
 (unaudited)                                   --             --             --           170,424           --            --

Net loss for the six months ended
 June 30, 2001 (unaudited)                     --             --             --              --             --       (7,818,162)
                                       ------------   ------------   ------------    ------------    -----------   ------------

Balance, June 30, 2001
 (unaudited)                             38,439,094   $    384,391   $ 28,720,657    $    365,682    $  (984,000)  $(27,846,753)
                                       ============   ============   ============    ============    ===========   ============

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

                                       OCEAN POWER CORPORATION AND SUBSIDIARIES
                                             (A Development Stage Company)
                                         Consolidated Statements of Cash Flows
                                                      (Unaudited)

                                                                                              From
                                                                                           Inception on
                                                                                             March 26,
                                                             For the Six Months Ended      1992 Through
                                                                      June 30,               June 30,
                                                               2001            2000            2001
                                                           ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                $ (7,799,977)   $ (4,244,112)   $(27,828,568)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
     Depreciation and amortization                              829,216         195,276       1,312,575
     Deferred consulting expense                                 98,667         135,416         428,000
     Value of common stock, warrants, options
      and discounts on equity instruments issued
      for services                                                 --         2,830,931       3,802,930
     Loss on sale of assets                                        --              --           387,649
     Amortization of debenture discount                         581,782            --         1,231,782
     Amortization of debt issue costs                             1,500            --             1,500
     Gain on disposition of debt                                   --              --          (165,340)
   Change in operating asset and liability accounts,
    net of amounts acquired in business combination:
     (Increase) in overpayment receivable                          --           (74,700)           --
     (Increase) decrease in advances to employees,
      prepaid expenses, deposits and debt offering costs         32,011            --        (5,957,938)
     (Increase) decrease in other assets                           --           359,110            --
     Increase (decrease) in accounts payable                  1,276,024        (462,714)      2,309,485
     Increase (decrease) in accrued expenses                    278,891        (275,211)      6,999,412
                                                           ------------    ------------    ------------

       Net Cash Used by Operating Activities                 (4,701,886)     (1,900,683)    (17,478,513)
                                                           ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Cash acquired in Sigma acquisition                              --              --           142,254
   Proceeds from sale of assets                                    --              --                 1
   Purchase of fixed assets                                    (310,951)       (745,615)     (1,054,926)
   Equipment procurement costs                                     --              --          (564,110)
                                                           ------------    ------------    ------------

       Net Cash (Used) by Investing Activities                 (310,951)       (745,615)     (1,476,781)
                                                           ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from notes payable                                3,600,000            --         3,600,000
   Repayment of related party notes payable                     (81,805)           --        (1,603,005)
   Repayment of notes payable                                  (346,517)     (2,566,039)     (1,685,591)
   Loans from related parties                                      --            82,178       7,224,287
   Issuance of convertible debentures                              --              --           650,000
   Common stock issued for cash                                    --         7,149,880      11,131,032
   Stock offering costs                                            --              --           (26,289)
                                                           ------------    ------------    ------------

       Net Cash Provided by Financing Activities              3,171,678       4,666,019      19,290,434
                                                           ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                 (1,841,159)      2,019,721         335,140

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                    2,176,299         368,276            --
                                                           ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $    335,140    $  2,387,997    $    335,140
                                                           ============    ============    ============


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


                                       OCEAN POWER CORPORATION AND SUBSIDIARIES
                                             (A Development Stage Company)
                                   Consolidated Statements of Cash Flows (Continued)
                                                      (Unaudited)

                                                                                                          From
                                                                                                       Inception on
                                                                                                         March 26,
                                                                    For the Six Months Ended           1992 Through
                                                                           June 30,                      June 30,
                                                                    2001                2000               2001
                                                             -----------------   -----------------  ------------------
CASH PAID FOR:

   Interest                                                  $          68,459   $          12,946  $           81,405
   Income taxes                                              $          -        $          -       $           -

NON-CASH FINANCING ACTIVITIES

   Value of common stock, warrants, options and
    discounts on equity instruments issued for
    services                                                 $          -        $          -       $        3,802,930
   Equity instruments issued for deferred
     consulting expense                                      $         672,000   $          -       $        1,412,000
   Common stock issued for recapitalization                  $          -        $          -       $        2,761,773
   Common stock issued for conversion of debt                $         456,287   $          -       $        2,963,572


        The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000

NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 -      PATENTS AND LICENSING AGREEMENTS

              The Company's patents and license agreements consisted of the following at June 30, 2001 and December 31, 2000:

                                                                                     June 30,            December 31,
                                                                                      2001                2000
                                                                                 -----------------  ------------------
                                                                                    (Unaudited)
                      Patents                                                    $         887,333  $          973,658
                      Licensing Agreement - Aquamax and Keeran                           6,540,000           6,540,000
                      Accumulated amortization                                            (601,550)           (231,979)
                                                                                 -----------------  ------------------

                                                                                 $       6,825,783  $        7,281,679
                                                                                 =================  ==================

              As part of the purchase of Sigma, the Company acquired patents valued at their fair value of $887,333, adjusted for foreign currency fluctuations since the date of purchase. The patents have an estimated remaining life of 90 months from the date of Sigma acquisition. The patents are pledged as collateral for obligations of $469,077 at June 30, 2001. The license agreement represents rights to patent and patent applications for technology acquired from Aquamax and Keeran (Note 7). The cost of the license agreement is being amortized over its estimated useful life of 10 years. Amortization expense for the period ended June 30, 2001 and accumulated amortization at June 30, 2001 amounted to $25,571 and $71,386, respectively (Patents) and $347,000 and $537,850, respectively (Licensing Agreement).

NOTE 3 -      BUSINESS COMBINATION

              In August 2000, the Company acquired SIGMA Elektroteknisk, AS (SIGMA) by exchanging 1,718,748 shares of its common stock for all of the common stock of SIGMA. The purchase was accounted for as a purchase in accordance with APB 16, "Business Combinations." The excess of the total acquisition cost over the fair value of the net assets acquired of $6,589,756 is being amortized over 10 years by the straight-line method. Amortization expense amounted to $329,488 and $-0- for the six months ended June 30, 2001 and 2000, respectively.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000

NOTE 4 -      NOTES PAYABLE

              Notes payable at June 30, 2001 and December 31, 2000 consist of the following:

                                                                                       June 30,        December 31,
                                                                                         2001              2000
                                                                                 -----------------  ------------------
                                                                                     (Unaudited)
              Notes payable to two parties bearing interest at
              10.5%, collateralized by guarantee of the president
               of the Company, due in full by March 5, 2002.                     $       3,000,000  $           -

              Notes  payable to two parties  bearing  interest  at 10%,  without collateral, convertible into the Company's common
               stock at $4.00 per share, due in full by April 2, 2003.                     600,000              -

              Less discount resulting from allocation of proceeds
               to warrants and conversion rights issued with the debt                   (1,462,192)             -
                                                                                 -----------------   -----------------
                                                                                         2,137,808
              Note payable to SND bearing a variable  interest  rate,  (10.9% at
               December 31, 2000) due in equal semi-annual
               payments which began May 1, 2000, uncollateralized.                          91,087             121,049

              Note payable to SND bearing a variable  interest  rate,  (10.9% at
               December 31, 2000) due in equal semi-annual
               payments which began May 10, 2000, uncollateralized.                        396,312             569,964

              Note payable to Silent Clean Power bearing interest at 12.00%, due in equal  semi-annual  payments,  collateralized  by patents  and licenses, Company is delinquent on May 2001
               payment.                                                                    469,077             498,696

              Note payable to SND bearing a variable  interest  rate,  (10.9% at
               December 31, 2000) due in equal semi-annual
               payments which began April 3, 2000, uncollateralized.                        21,910              43,336
                                                                                 -----------------  ------------------

              Total Notes Payable                                                $       3,116,194  $        1,233,045
                                                                                 =================  ==================

              Annual maturities of notes payable are as follows:

                      Years Ending
                      December 31,
                            2002                                                 $       1,920,690
                            2003                                                         1,195,504
                                                                                 -----------------

                                                                                 $       3,116,194

              As additional consideration for $3,000,000 of the notes payable, the Company granted 1,200,000 warrants valued at $3,730,212 pursuant to the Black Scholes pricing model using a risk-free interest rate of 6.43% expected volatility of 228% and an expected life of 3 years. The proceeds of the loans have been allocated between debt and additional paid-in capital in proportion to the relative fair value of the debt and the warrants. The portion allocated to equity was $1,662,746 and the balance of $1,337,254 was recorded as debt, net of discount. The discount is being amortized to interest expense over the term of the debt using the effective interest rate method.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000


NOTE 4 -      NOTES PAYABLE (Continued)

              As additional consideration for $600,000 of the convertible notes payable, the Company granted 200,000 warrants with an exercise price of $1.50 per share and an expiration date of April 1, 2003. the warrants were valued at $2.73 per share ($546,000 in total) pursuant to the Black Scholes pricing model. The proceeds were allocated between debt and additional paid-in capital in proportion to the relative fair value of the debt and equity (warrants and beneficial conversion rights) elements of the transaction. The portion allocated to equity was $381,228 and the balance of $218,772 has been recorded as debt, net of discount. The discount of $381,228 and debt issue costs of $12,000 will be amortized to interest expense over the term of the debt using the effective interest rate method.

NOTE 5 -      ACCRUED EXPENSES

              The Company's accrued expenses are comprised of the following items:

                                                                                   June 30,      December 31,
                                                                                    2001                2000
                                                                              -----------------  -----------------
                                                                                  (Unaudited)
                  Accrued payroll taxes payable                               $          23,946  $          26,657
                  Accrued interest payable - payroll                                     52,717             52,717
                  Accrued payroll tax penalty                                            98,845             98,845
                  Accrued interest payable - notes                                      245,818            118,155
                  Other accrued items                                                   161,849              7,908
                  Accrued license agreement (Note 7)                                  6,540,000          6,540,000
                                                                              -----------------  -----------------

                                Total                                         $       7,123,173  $       6,844,272
                                                                              =================  =================

NOTE 6 -      GOING CONCERN

              The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had limited activities since inception and is considered a development stage company because it has no significant operating revenues and, planned principal operations have not yet commenced. The Company has incurred losses from its inception through June 30, 2001 of approximately $28,000,000. The Company does not have an established source of funds sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000


NOTE 6 -      GOING CONCERN (Continued)

              The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7 -      COMMITMENTS AND CONTINGENCIES

              Wohlreich
              ---------

              During January 2000, the Company entered into a three-year consulting agreement with Clement J. Wohlreich to receive financial, marketing and management services. The agreement called for the Company to issue 100,000 units, each consisting of one share of the Company's common stock and one attached warrant granting the right for three years to purchase one share of common stock for an exercise price of $1.50. As the agreement provided for issuance of the units upon commencement of services, the Company accrued a liability and deferred consulting expense as a reduction of shareholders' equity in an amount equal to the value of the common stock and warrant at the inception of the agreement. The liability was converted to equity upon issuance of the units and the value of the stock and warrants will be expensed over the term of the agreement upon completion of services each quarter. Pursuant to EITF 96-18, "Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring Or In Conjunction With Selling, Goods Or Services", the Company will continue to revalue the warrants until earned upon completion of services. As of June 30, 2000, the consulting contract was valued at $680,000, representing the 100,000 shares of common stock issued on July 25, 2000 at the then trading price of $4.00 per share and the value of the warrants of $280,000, as determined by the Black Scholes pricing model. For the period ended June 30, 2001, the Company had amortized $340,000 of the contract, leaving a remaining balance of $340,000 at June 30, 2001 which is included as a reduction of stockholders' equity.

              Martineau
              ---------

              During June 2001, the Company entered into a two-year consulting agreement with Gene Martineau to receive services related to interfacing with institutional investors and brokerage firms. The agreement called for the Company to issue 120,000 shares of common stock and grant 120,000 warrants exercisable for two years at $1.50. Pursuant to EITF 96-18, "Accounting For Equity Instruments that Are Issued To Other Than Employees For Acquiring Or In
              Conjunction With Selling, Goods or Services", the Company will continue to revalue the warrants until earned upon completion of services. As of June 30, 2001, the consulting contract was valued at $672,000, representing the 120,000 shares of common stock issued on June 30, 2001 at the then trading price of $2.80 per share and the value of the warrants of $336,000, as determined by the Black Scholes pricing model. For the period ended June 30, 2001, the Company had amortized $28,000 of the contract, leaving a remaining balance of $644,000 at June 30, 2001 which is included as a reduction of stockholders' equity.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000


NOTE 7 -      COMMITMENTS AND CONTINGENCIES (Continued)

              AQUAMAX AND KEERAN
              ------------------

              During September 2000, the Company entered into a worldwide license agreement (License Agreement) with Aquamax International Holdings, BV of the Netherlands and Keeran Corporation NV a Netherlands Antilles Corporation (Licensors) for their issued and pending patents and other intellectual property rights relating to the use of plastic heat exchangers for the distillation of seawater. The scope of this license, and thus the authorized "field of use," is for the distillation of potable water from naturally occurring saline water in units of 1000 cubic meters per day or larger.

              The basic terms of this license provide for the grant to the Company of an exclusive right to sell products within the above field of use utilizing (i) over 60 issued and pending patents and improvements (as defined in the License Agreement) on such patents owned by the Licensors, and (ii) issued and pending patents owned by third parties to which the Licensors have licensed rights, which consist of an international patent application (which is expected to result in identical patents covering the identical invention in eight different countries) owned by Hadwaco Oy, a Finnish company ("Hadwaco"), under which the Licensors have a license. The Company also granted Aquamax and Keeran certain exclusive rights in its technology. In exchange, the Company will receive 50% of any license royalty or amounts of a similar nature they receive from third parties.

              Under the terms of the License Agreement, the Company agreed to pay a total of $4,000,000 and 600,000 shares of its common stock for the rights under the License Agreement under a payment schedule contingent on various factors as to timing but to be no later than December 31, 2000. The Company has paid $400,000 to the Licensors. No shares of common stock have been issued pursuant to the License Agreement. The remaining amount payable under the License Agreement is $6,540,000 and consists of $3,600,000 payable in cash and $2,940,000 payable in common stock (representing the value of 600,000 shares of common stock to be issued, valued at the market value of shares of the Company's common stock as of the effective date of the transaction, September 21, 2000) has been accrued as a liability and included in the amount recorded as a licensing agreement asset along with the $400,000 paid in cash. The asset, with a cost of $6,940,000 ($6,540,000 after an impairment adjustment of $400,000), is being amortized over its estimated useful life of ten years using the straight-line method.

              The License Agreement provided that all technology covered by the Agreement was to be exclusive within the specified field of use. Subsequent to the execution of the License Agreement and the initial payments to the Licensors, the Company discovered that the Licensors rights to Hadwaco's patent application that was sub-licensed to the Company pursuant to the License Agreement, was not an exclusive license, as was represented and warranted by the Licensors but was, rather, a non-exclusive license. As a result, the Company served a notice of default under the terms of the License Agreement on the Licensors on December 22, 2000. The Company demanded arbitration pursuant to the License Agreement to determine the value of the technology which the Licensors agreed to license on an exclusive basis, but only licensed on a non-exclusive basis. Consequently, the value of the one portion of the licensed technology is diminished due to the fact that

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000


NOTE 7 -      COMMITMENTS AND CONTINGENCIES (Continued)

              AQUAMAX AND KEERAN (Continued)
              ------------------

              Hadwaco is free, contrary to the Licensors' original representations, to license the same technology to third parties for their (potentially competitive) use. The Company's request for arbitration does not assert that the license does not exist or is not effective. The Licensors have not yet formally responded to the Company's demand for arbitration. The Company has suspended all payments beyond the $400,000 paid in September 2000 under the License Agreement pending the outcome of the resolution of the dispute in connection with the one element of the Agreement. In any event, the Company intends to proceed with its planned uses of the technology, whether on an exclusive or non-exclusive basis. A portion of the cost of the License Agreement amounting to $400,000 was expensed in September 2000 which management has determined to be an appropriate impairment adjustment to reduce the asset book value by management's estimate of the difference between the amount the Company is obliged to pay under the License Agreement and the fair value of the technology based on management's estimate of the reduction in purchase price had it been known that one patent application was non-exclusive. Management believes that no loss, other than the impairment adjustment, will be incurred in connection with the dispute over the License Agreement.

              The  arbitration  between  the  Company  and  Licensors  has  been demanded by the Company but arbitration procedures have not commenced while the Company and Licensors have been involved in settlement negotiations. The negotiations resulted in the execution by both parties, as well as Hadwaco Ltd. Oy and Hackman Oyj Abp, of agreements (Agreements) which will, if closing occurs as stipulated in the agreements, resolve the dispute without loss to the Company. The Agreements were executed by the various parties between July 20, 2001 and July 25, 2001. The Agreements with the Licensors provide that the Company will make payments of $1,800,000 in cash and 600,000 shares of common stock on August 31, 2001, unless extended by the parties, in addition to the $400,000 already paid, to the Licensors in exchange for ownership ( verses licenses as provided in the September 2000 License Agreement) of all the Licensors technology in any way connected to water treatment rather than the $4,000,000 of cash and 600,000 shares of common stock aggregate amount under the September 2000 License Agreement. The Agreements also provide that the Company will grant back to Licensors a royalty free, exclusive, worldwide license to exploit Newco's water desalination technology for applications where the volume of water processed is less than 1,000 cubic meters per day. The license back of rights to the Licensors is exclusive for a term of five years and non-exclusive thereafter. A similar grant back of rights was included in the September 2000 License Agreement but provided for royalties to be paid to the Company based on the Licensor's future revenues from use of the technology. The Agreements also include release of liability agreements, whereby all parties will release each other of and from all claims and liabilities, including the amount due in connection with the Company's obligation under the September 2000 License Agreement as well as the Company's claim for a price reduction due to the non-exclusivity of the Hadwaco license. Contemporaneously, the Company entered into Agreements with Hadwaco Ltd Oy and Hackman Oyj Abp (Hadwaco). The agreement of the parties is as follows: The Company will form a new company (Newco) in Finland. The Company will immediately provide Newco with $1,500,000 to purchase from Hadwaco.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000


NOTE 7 -      COMMITMENTS AND CONTINGENCIES (Continued)

              AQUAMAX AND KEERAN (Continued)
              ------------------

              a 100% interest in its existing and ongoing water remediation business, including all related intellectual property. Newco's purchase price for Hadwaco's water remediation business will be $1,500,000 plus a 19% interest in Newco's common stock. The parties have agreed that Newco will reacquire the 19% interest in its stock from Hadwaco three years after the effective date of the purchase transaction at a price dependent on Newco's earnings and other factors but is not to exceed $2,000,000. The intellectual property transferred will include technology which Hadwaco has licensed to the Licensors and the Licensors, in turn, licensed to the Company.

              As the July 2001 Agreement with the Licensors represents a change to the terms of the September 2000 agreement, it will be accounted for upon closing by allocating the reduction in amounts payable of $1,800,000 between the cost of patent rights acquired and proceeds related to the grant back of patent rights. The portion allocated to the cost of patent rights will reduce the asset recorded in connection with the License Agreement and the portion allocated to proceeds related to the grant back of patent rights will be recorded as deferred income. The deferred income will be amortized over a 10-year period representing the estimated period of use of the rights by the Licensor's. The transaction between Newco and Hadwaco will be accounted for as a business combination using the purchase method.

NOTE 8 -      SUBSEQUENT EVENTS

              On various dates between July 1, 2001 and August 8, 2001, the Company borrowed $600,000 under six convertible promissory notes payable. Each note bears interest at 10% and is due in one year. One note in the amount of $100,000 is guaranteed by the Company's president. Each of the notes are convertible at any time by the note holder into the Company's common stock at a conversion rate of $3.00 per share. concurrent with the promissory notes, the Company granted 133,335 warrants to purchase one share of the Company's common stock with exercise prices of $1.50 per share. The warrants were granted as additional consideration to the lenders for funding the promissory notes and will be valued at $470,838 pursuant to the Black Scholes pricing model. The proceeds of the loans will be allocated between debt and additional paid-in capital in proportion to the relative fair value of the debt and the equity (warrants and beneficial conversion feature) elements of the transactions. The portion to be allocated to equity will be $398,389 and the balance of $201,611 will be recorded as debt, net of discount. The discount of $398,389 will be amortized to interest expense over the term of the debt using the effective interest rate method.

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

The Company has had no profit to date. It has experienced a total of $27,828.568 in losses from inception of current operations on March 26, 1992 through to June 30, 2001. The Company's losses have resulted from the fact that its products are still in development and planned principle operations have not commenced.

At June 30, 2001, the Company's cash position declined to $335,140 as compared to $2,683,773 at March 31, 2001 and $2,176,299 at December 31, 2000 and we have incurred accounts payable, notes payable and other obligations aggregating $14,159,250. During the 3 months ended June 30, 2001, aggregate liabilities increased by $1,607,462.

At June 30, 2001, the Company was in discussion with Silent Clean Power to convert the current semi-annual principle payment of approximately $80,000, which was due on a note payable which is collateralized by patents used in the Company's stirling engine business by its subsidiary, Sigma, into stock in the

Company. The discussions did not result in an agreement to convert debt to stock. Management intends to cure the delinquency through future equity infusions or borrowings, and does not believe that the delinquencies affect the company's ownership of the patents.

Due to the increased level of activity projected during the next three years, additional funding will be needed and is being sought. From June 30 to August 8, 2001, the Company has raised $600,000 of additional financing through proceeds from notes payable (see note 8 in the financial statements for additional details on notes payable).

The Company does not have an established source of revenues sufficient to cover its operating costs and, accordingly, there is substantial doubt about the ability of the Company to continue as a going concern.

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include raising additional capital through private placement sales of the Company's common stock and/or loans from third parties, the proceeds of which will be used to develop the Company's products, pay operating expenses and pursue acquisitions and strategic alliances. The Company expects that it will need $20,000,000 to $30,000,000 of additional funds for operations and expansion in 2001, including the funding necessary to close the purchase of Hadwaco and the water treatment technology of Aquamax/Keeran.. In that regard, the Company has entered into an agreement with Hadwaco Ltd Oy and its parent company, Hackman Ojy Abp, of Finland to form a new company ("Newco") , which will be an 81% owned subsidiary of the Company and to immediately fund Newco with enough working capital to purchase from Hadwaco its existing and ongoing water remediation business and all related intellectual property. Unless extended by the parties, the Company must fund Newco with $1.5 million by August 31, 2001. The Company has also agreed to settle all ongoing disputes with Aquamax/Keeran by the payment of $1.8 million and 600,000 shares of the Company's stock on August 31, 2001 in exchange for all of the Aquamax/Keeran technology in any way connected to water treatment. The agreements with Hadwaco/Hackman and Aquamax/Keeran are described in more detail in footnote 7 to the financial statements. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. Failure to raise sufficient capital to make the payments on these agreements could have a material adverse effect on the company's results of operations, financial condition, and liquidity. Even in the event that the company is able to finance these payments, failure to raise sufficient operating capital to finance the company's business plans through the end of 2001 would also have a material adverse effect on the company's results of operations, financial condition and liquidity.

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

The Company's plan of operation for the next twelve months is as follows:

         (i) Since completion of its water quality certification on 9 December 1999, the Company has raised approximately $13 million pursuant to private placement financing which has allowed the Company to implement its Product Development Program, as well as to further business development, strategic partnering and acquisition activities. Based on an analysis of its sales and development costs, the Company intends to raise an additional $20-30 million pursuant to private placement sales of its common stock and/or loans from third parties during 2001. In addition, depending on the pace of actual sales and the acquisition activities of the Company, the Company may seek to raise an additional round of financing (for a minimum of $100 million dollars) in the first half of 2002. The exact method by which this additional round of financing will be raised will be based on the maximization of shareholder value. The additional equity, if raised by the Company, will allow the Company to execute its business plan.

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

         (ii) The Company intends to complete the formation of Newco (as described above an in footnote 7 to the financial statements) and the purchase of the assets of Hadwaco, which constitute an ongoing water remediation business with a backlog of existing contracts. The Company believes that this business, which utilizes technology similar to the technology to be utilized in development of the Company's seawater thermal vapor compression desalinization business, will complement the Company's existing business plans and provide the Company with an additional long term stream of income. The Company has committed to fund the operations of Newco up to $7,500,000 in senior debt funding for a period of three (3) years as necessary for the operations of Newco

         (iii) The Company will be doing technology and product development in a number of areas. They are:

                  (a)      low-temperature hydrogen generation
                  (b)      ejectors
                  (c)      chemical-free water pretreatment
                  (d)      enhanced heat transfer in plastic heat exchangers
                  (e)      high-performance alkaline fuel cells
                  (f)      Stirling engines.
                  (g)      Plasma chemical reactors

                  This work is all aimed at improving the performance and reducing the capital cost of the Company's products.

         (iv) The Company intends to build and install additional facilities in the next year. They are

                  (a)      further laboratory and test facilities
                  (b)      system integration facilities, and
                  (c)      a manufacturing facility for proprietary components

         (v) Although the Company plans to subcontract out as much work as possible, during the next year it still anticipates increasing the number of employees from the current 50 full time to approximately 75 full time.

                           PART II. OTHER INFORMATION


ITEM 1.  Legal Proceedings

         Not applicable.


ITEM 2.  Changes in Securities and Use of Proceeds

         Except as otherwise noted, the securities described in this Item 2 were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. Each such issuance was made pursuant to individual contracts which are discrete from one another and are made only with persons who were sophisticated in such transactions and who had knowledge of, and access to, sufficient information about the Company to make an informed investment decision. Among this information was the fact that the securities were "restricted securities".

     1.  Issuance  of   Convertible   Notes   Payable  to  Vest  Liv  and  Vesta
         Forksikring.

         On April 2, 2001, the Company issued two convertible notes payable, each with the following terms: The notes accrue interest at a rate of 10% per annum and are convertible into the Company's common stock at $4.00 per share. As additional consideration, the company granted 200,000 warrants with an exercise price of $1.50 per share, with an expiration date of April 1, 2003. A commission of $12,000 was retained by Sundal Collier & Co., in Norway. The market price for the company's common stock on April 2, 2001 was $2.73 per share. Such convertible notes payable were issued as follows:

    Date of                           Conversion      Number of       Price per       Expiration
    Issuance          Note Amount     Securities      Shares          Share           Date            Recipient
    ----------------- --------------- --------------- --------------- --------------- --------------- ---------------
         4/2/01          $360,000         Common          90,000          $4.00           4/2/03      Vesta Liv
                                         Warrants        120,000          $1.50           4/1/03
    ----------------- --------------- --------------- --------------- --------------- --------------- ---------------
         4/2/01          $200,000         Common          60,000          $4.00           4/2/03      Vesta
                                         Warrants         80,000          $1.50           4/1/03      Forsikring
    ----------------- --------------- --------------- --------------- --------------- --------------- ---------------

     2.  Conversion of Debt

         On April 2, 2001, the Company issued 50,000 shares of the company's common stock to Wilke, Fluery, Hoffelt, Gould & Birney, LLP, (an unaffiliated third party) for the cancellation of debt in the amount of $75,000, and the cash payment of $500 (the par value of the stock issued). The company owed the debt for legal services provided on behalf of the company. The market price of the company's common stock on April 23, 2001 was $2.65 per share.

     3.  Conversion of Debt

         On June 8, 2001, the Company issued 119,152 shares of the company's common stock to Statoil ASA., (an unaffiliated third party) for the cancellation of debt in the amount of $381,286. SIGMA, the Company's subsidiary, owed the debt to Statoil for research advances. The market price of the company's common stock on June 8, 2001 was $3.70 per share.

         Except as otherwise noted, the securities described in this Item 2(3) were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation S.

     4.  Issuance to Gene Martineau

         On June 1, 2001, the Company entered into a Consulting Agreement with Gene Martineau for a 2 year term to receive services related to interfacing with institutional investors and brokerage firms.

         Pursuant to the contract, on June 29, 2001 the company issued common stock and warrants to Gene Martineau as consideration for services. The company issued 120,000 shares of its common stock on June 29, 2001. Also, the company granted 120,000 warrants with an exercise price of $1.50 per share for two years. The market price of the company's common stock on June 29, 2001 was $2.80 per share.

ITEM 3.  Defaults Upon Senior Securities

         Not applicable.


ITEM 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the security holders during the thirteen-week period ended June 30, 2001.


ITEM 5.  Other Information

         The Company deems the following information to be of importance to its security holders:

1  Organic Power transaction update:

On page 24 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, we reported that discussions were ongoing regarding the potential purchase by Ocean Power of up to 50% of the stock of Organic Power, a Norwegian company ("Organic Power"). Such discussions have been suspended. However, negotiations between the Company and Organic Power for an exclusive license to use or sell Organic Power's gasification technology in the areas of distributed power and seawater desalination in those regions currently covered by our joint venture agreements or heads of agreement--Greece and Greek Cyprus, Mexico and twenty-eight countries and territories and islands in the Caribbean region, as well as the United States and Canada are ongoing on the same basis as previously disclosed. The parties have agreed to complete the terms of a definitive license agreement by August 31,2001 or the letter of Intent of March 14, 2001 between the parties will terminate unless extended by agreement.

2  Status  of   anticipated   joint   ventures   with  Apollo  Water  and  Power
International,   Inc.   ("Apollo")   and   Caribbean   Water  and  Power,   Inc.
("Caribbean"):

On page 12-13 of the Company's Annual Report on Form 10-KSB we reported that on February 23, 2001, the Company entered into Joint Venture Agreements with Apollo and Caribbean, respectively, for the development of private water and power systems in Greece and Greek Cyprus and a specific list of twenty-eight countries, territories and islands throughout the Caribbean basin. Those Joint Venture Agreements provided that the agreements are not binding unless certain supporting documents identified in the Form 10-KSB are executed within 60 days of the date the joint venture agreement is executed by both parties. The supporting documents have not been executed, but the parties have agreed to continue negotiations beyond the 60 day limit. The Company is also in negotiations with the Apollo, Caribbean and our prospective joint venture partner in Mexico to include the gasification technology of Organic Power within the power systems which they will be able to market within their respective territories.


3. Battelle Memorial Institute, Pacific Northwest Division

On pages 7 and 24 of the Company's Annual Report on Form 10-KSB, we reported that since November 2000, we have been testing at our facilities in El Dorado Hills, California, three ozone generators based upon the Plasma Chemical Reactor ("PCR") technology developed by the Kharkov Institute of Physics and Technology ("KIPT") in collaboration with Battelle Memorial Institute, Pacific Northwest Division ("Battelle") and funded by the U.S. Department of Energy's Initiatives for Proliferation Prevention Program. On March 8, 2001, Battelle proposed that we participate in the development of the next phase of the project as an industry partner with the United States Department of Energy's Pacific Northwest National Laboratory ("PNNL"), which is operated by Battelle, to refine the ozone generator technology derived from the PCR technology.

By accepting the position of Industrial Partner under a Thrust II CRADA, the Company has secured an exclusive position to license the PCR technology for seawater desalination applications, and a non-exclusive license for all other applications. Under terms of the agreement, PNNL has taken possession of additional higher capacity PCR units at KIPT and is providing such equipment to the Company for testing with its desalination equipment in Malta.



4. Water Services Corporation and Malta Desalination Services Ltd.


On pages 7, 12 and 13 of the Company's Annual Report on Form 10-KSB we reported that we were negotiating the terms of a joint venture arrangement for the initial production of the Reverse Osmosis subsystem for the H2OkW System with Water Services Corporation, a Maltese government owned public Limited Liability Company. On June 19, 2001 the Company instead entered into an Exclusive Distribution Agreement with Malta Desalination Services Ltd , which grants to the Company the exclusive right to market, sell and install seawater reverse osmosis desalination (SWRO) equipment produced by MDS on a global basis, excluding only the island of Malta itself. The initial term of the agreement is 19 months. The Company and MDS have also agreed to continue to negotiate for the formation of a jointly owned limited liability company for the production of the SWRO desalination subsystem of the H2OkW System, with the understanding that the new arrangement will supersede the Exclusive Distribution Agreement currently in effect.



ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit
Number   Description
------   -----------

 2.01    Sigma Share Purchase Agreement dated July 25, 2000***
 3.01    Certificate of Incorporation of Ocean Power Corporation, a Delaware Corporation, Dated
         July 21, 1999 *
 3.02    Bylaws of the Registrant*
 3.03    Articles of Incorporation of Kaniksu American Mining Company (Idaho), predecessor of registrant*
 3.04    Company (Idaho) Certificate of Amendment Kaniksu American Mining Dated August 28, 1995
         name change to Kaniksu Ventures, Inc.*
 3.05    Certificate of Amendment Kaniksu Ventures, Inc., Dated April 2, 1997 name change to
         Intryst, Inc.*
 3.06    Articles of Amendment of Intryst, Inc., name change Dated December 24, 1997 to PTC
         Group, Inc.*
 3.07    Articles of Amendment of PTC Group, Inc., name change Dated July 14, 1999 to Ocean
         Power Corporation*
 3.08    Articles of Merger of Ocean Power Corporation Idaho With Ocean Power Corporation
         Delaware Dated July 28, 1999*
 3.09    Certificate of Merger of Foreign and Domestic Corporation Dated July 28, 1999*
10.01    STM/GSI-Ocean Power Licensing Agreement**
10.02    Employment Agreement (Joseph P. Maceda)*
10.03    Employment Agreement (J. Michael Hopper)*
10.04    Employment Agreement (Lori L. O'Brien)*
10.05    Employment Agreement (Robert Campbell)*
10.06    Memorandum of Understanding with HyPerTech dated 15 June, 2000**
10.07    Purchase Order Memorandum of Understanding with Ecological Engineering & Monitoring,
         Inc. dated 16 January, 2000.**
10.8     Design and Procurement agreement between Sigma and Ricardo, Inc. dated February 23,
         2001****
10.9     Letter of Intent with Hadwaco Oy dated March 8, 2001****
10.10    Letter of Intent with Hadwaco Oy dated November 28, 2000****
10.11    Letter of Intent with Organic Power dated March 14, 2001****
10.12    Memorandum of Understanding with Organic Power dated December 20, 2000****
10.13    Memorandum of Understanding with Ecological Engineering & Monitoring, Inc. dated
         November 15, 2000****
10.14    Memorandum of Understanding with Battelle Memorial Institute, Pacific Northwest
         Division dated October 12, 2000****
10.15    Licensing Agreement with Aquamax/Keeran dated September 21, 2000****
10.16    Project Collaborative with EPRIsolutions dated February 20, 2001****
10.17    Heads of Agreement and Affiliate System Guidelines with CIMA Capital, LLC dated March
         30, 2000****
10.18    Joint Venture Agreement with Apollo Water and Power International, Inc. dated February
         23, 2001****
10.19    Joint Venture Agreement with Caribbean Water and Power, Inc. dated February 23, 2001****

*        Incorporated by reference to the Company's Form 10-SB as filed February
         8, 2000.
** Incorporated by reference to the Company's Form 10-SB as amended and filed February 6, 2001.
*** Incorporated by reference to the Company's Form 8-K as amended and filed October 19, 2000.
**** Incorporated by reference to the Company's Form 10-K as amended and filed June , 2001.

(b)      Reports on Form 8-K.

         Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  OCEAN POWER CORPORATION


Date: August 14, 2001             By: /s/ Joseph P. Maceda
---------------------             ------------------------
                                          Joseph P. Maceda
                                          President



Date: August  14, 2001            By: /s/ J. Michael Hopper
------------  --------            -------------------------
                                          J. Michael Hopper
                                          Secretary/Treasurer
                                          (chief accounting officer)