Form 10QSB/A
period 2000-09-30
OCEAN POWER CORP
filed 2001-09-04
CIK 1102423

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A
                                   -------------

                                Amendment No. 1 to

       [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
                             Securities act of 1934

                For the quarterly period ended September 30, 2000

       [ ] Transition Report Under Section 13 or 15(d) of the Exchange Act For the transition period from June 30 to September 30, 2000


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




                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                    September 30, 2000 and December 31, 1999



                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
                          Consolidated Balance Sheets


                                     ASSETS
                                     ------

                                                     September 30,  December 31,
                                                         2000          1999
                                                      -----------   -----------
                                                        (Unaudited)
                                                         (Restated)

CURRENT ASSETS
   Cash                                                $ 3,926,659   $   368,276
   Cash - restricted (Note 2)                               26,816          --
   Advances to employees (Note 3)                          301,217       658,965
   Prepaid expenses (Note 5)                               255,835          --
                                                       -----------   -----------

     Total Current Assets                                4,510,527     1,027,241
                                                       -----------   -----------

EQUIPMENT, NET (Note 2)                                    655,840        52,555
                                                       -----------   -----------

OTHER ASSETS

   Equipment procurement costs (Note 4)                       --         364,110
   Deposits                                                 35,619        20,402
   Other receivables                                       171,838          --
   Patents and licensing agreements, net (Note 6)        7,455,865          --
   Goodwill, net (Note 7)                                6,479,927          --
                                                       -----------   -----------

     Total Other Assets                                 14,143,249       384,512
                                                       -----------   -----------

     TOTAL ASSETS                                      $19,309,616   $ 1,464,308
                                                       ===========   ===========



        The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                       September 30,     December 31,
                                                           2000               1999
                                                        ------------    ------------
                                                         (Unaudited)
                                                          (Restated)
CURRENT LIABILITIES

   Accounts payable                                     $    776,495    $  1,453,908
   Accrued expenses (Note 11)                              6,780,595         326,582
   Notes payable - related parties (Note 8)                1,360,626       4,040,051
   Notes payable - current portion (Note 9)                  647,559            --
   Research advances (Note 13)                               421,665            --
                                                        ------------    ------------

     Total Current Liabilities                             9,986,940       5,820,541
                                                        ------------    ------------

LONG-TERM LIABILITIES

   Convertible debentures payable (Note 10)                  550,000         650,000
   Notes payable (Note 9)                                    720,578            --
                                                        ------------    ------------

     Total Long-Term Liabilities                           1,270,578         650,000
                                                        ------------    ------------

     Total Liabilities                                    11,257,518       6,470,541
                                                        ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 20,000,000 shares authorized of
    $0.001 par value; no shares outstanding                     --              --
   Common stock: 500,000,000 shares authorized of
    $0.01 par value; 38,149,942 and 32,835,925 shares
    issued and outstanding, respectively                     381,499         328,359
   Additional paid-in capital                             25,727,577       5,589,224
   Deferred consulting expense (Note 13)                    (675,000)           --
   Other comprehensive income                                198,927            --
   Deficit accumulated during the development stage      (17,580,905)    (10,923,816)
                                                        ------------    ------------

     Total Stockholders' Equity (Deficit)                  8,052,098      (5,006,233)
                                                        ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                         $ 19,309,616    $  1,464,308
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


                                                                                                                From
                                                   For the                        For the                   Inception on
                                                Nine Months Ended              Nine Months Ended             March 26,
                                                 September, 30                 Sepptember, 30              1992 Through
                                              --------------------           --------------------           Septembe 30,
                                                 2001      1999                 2001      1999                 2000
                                              ---------- ----------          ---------- ----------           ----------
                                              (Restated)                     (Restated)                       (Restated)

REVENUES                                           --      $       --      $       --      $       --      $       --


EXPENSES

   General and administrative                 5,853,770       5,196,742       1,726,410       4,414,356      13,722,228
   Impairment of intangible assets              400,000            --           400,000            --           400,000
   Research and development                     223,156            --            82,306            --         1,473,156
   Depreciation and amortization                246,069           7,224         168,859           1,280         296,763
                                           ------------    ------------    ------------    ------------    ------------

     Total Expenses                           6,722,995       5,203,966       2,377,575       4,414,356      15,892,147
                                           ------------    ------------    ------------    ------------    ------------

     LOSS FROM OPERATIONS                    (6,722,995)     (5,203,966)     (2,377,575)     (4,415,636)    (15,892,147)
                                           ------------    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)

   Interest income                              115,861               1          36,283               1         115,861
   Loss on sale of assets                          --              --              --              --          (387,649)
   Interest expense                            (215,304)       (250,797)        (71,685)        (88,343)     (1,582,319)
                                           ------------    ------------    ------------    ------------    ------------

     Total Other Income (Expense)               (99,443)       (250,796)        (35,402)        (88,342)     (1,854,107)
                                           ------------    ------------    ------------    ------------    ------------

LOSS BEFORE EXTRAORDINARY
 ITEM                                        (6,822,438)     (5,454,762)     (2,412,977)     (4,503,978)    (17,746,254)

EXTRAORDINARY ITEM

 Gain on settlement of debt                     165,349            --              --              --           165,349
                                           ------------    ------------    ------------    ------------    ------------

NET LOSS                                     (6,657,089)     (5,454,762)     (2,412,977)     (4,503,978)    (17,580,905)
                                           ------------    ------------    ------------    ------------    ------------

OTHER COMPREHENSIVE INCOME

   Currency translation adjustment              198,927            --           198,927            --           198,927
                                           ------------    ------------    ------------    ------------    ------------

   Total Other Comprehensive
      Income                                    198,927            --           198,927            --           198,927
                                           ------------    ------------    ------------    ------------    ------------

NET COMPREHENSIVE LOSS                    $  (6,458,162)   $ (5,454,762)   $ (2,214,050)  $  (4,503,978)   $(17,381,978)
                                           ============    ============    ============    ============    ============



BASIC AND FULLY DILUTED
 LOSS PER SHARE

   Operating loss
   Extraordinary item                      $      (0.19)    $     (0.83)    $     (0.07)    $      (0.51)
                                           ------------    ------------    ------------    ------------

     Total                                 $      (0.19)    $     (0.83)    $     (0.07)    $      (0.51)
                                            ============    ============    ============    ============
WEIGHTED AVERAGE SHARES
 OUTSTANDING                                 35,282,677       6,564,458      36,405,608        8,907,326
                                            ============    ============    ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.


                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)



                                                                                                                  Deficit
                                                                                                                 Accumulated
                                            Common Stock            Additional       Other      Deferred          During the
                                     ---------------------------     Paid-In      Comprehensive Consultin        Development
                                       Shares          Amount        Capital          Income     Expense             Stage
                                     ------------   ------------   ------------   ----------   ----------        ------------

Inception, March 26, 1992                       -    $         -   $     -          $   -       $  -              $     -


Net loss from inception on
 March 20, 1992 through
 December 31, 1997                              -              -         -              -           -               (2,306,366)
                                      ------------   ------------   ------------   ----------   ----------        ------------

Balance, December 31, 1997                      -              -         -              -           -               (2,306,366)

February 24, 1998, common
 stock issued for cash to
 employees at $0.003 per share            395,467          3,955      (2,817)           -           -                   -

March 6,1998, common stock
 issued for cash to employees
 at $0.003 per share                      121,904          1,219       (869)            -           -                   -

March 12, 1998, common stock
 issued for cash to an employee
 at $0.003 per share                       33,199            332       (237)            -           -                   -

March 18, 1998, common stock
 issued for cash to an employee
 at $0.003 per share                        2,575             26        (19)            -           -                   -

April 2, 1998, common stock
 issued for cash to a lender at
 $0.003 per share                         130,500          1,305       (930)            -           -                   -

May 14, 1998, common stock
 issued for cash to an employee
 at $0.003 per share                       14,755            147       (106)            -                               -
                                     ------------   ------------   ------------   ----------   ----------        ------------

Balance Forward                           698,400    $     6,984   $ (4,978) $           -      $   -             $  (2,306,366)
                                      ------------   ------------   ------------   ----------   ----------        ------------



        The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                                        Deficit
                                                                                                                      Accumulated
                                            Common Stock               Additional       Other       Deferred          During the
                                        ---------------------------      Paid-In      Comprehensive  Consulting        Development
                                             Shares        Amount        Capital        Income       Expense             Stage
                                        ------------   ------------   ------------    ----------   ----------        ------------


Balance Forward                               698,400   $     6,984          $    (4,978) $     --     $      --      $(2,306,366)


June 16, 1998, common
 stock issued for cash,
 42,178 issued to employees,                   43,152
 issued to consultants, 60,900
 issued to lenders, 6,960
 issued to a landlord and
 8,352 issued to vendors,
 at $0.003 per share                          161,542         1,615     (1,152)                 --            --             --

June 16, 1998, common stock
 issued for debt cancellation to the
 company's founders at $0.079 per
 share                                      1,061,400        10,614     73,267                  --            --             --

July 29, 1998, common stock
 issued for cash to a consultant
 at $0.003 per share                           34,800           348       (248)                 --            --             --

Net loss for the year ended
 December 31, 1998                               --            --         --                    --            --       (2,917,964)
                                        ------------   ------------   ------------    ----------   ----------        ------------

Balance, December 31, 1998                  1,956,142        19,561     66,889                  --            --       (5,224,330)

March 5, 1999, common stock
 issued for cash to an employee
 at $0.003 per share                          334,080         3,341     (2,381)                 --            --             --

March 22, 1999 common stock
 issued for cash to an employee
 at $0.003 per share                          286,682         2,867     (2,043)                 --            --             --

March 22,1999, 34,800 shares  issued to
an  officer  and  founder  for debt
 cancellation  of $50,000,
 496,248    shares issued to
 a consultant  for past due
 fees of $1,426 and 18,480,172 shares
 issued to employees
 of for past due salaries

 $53,104 at $0.005 per share               19,011,220       190,112    (85,582)                 --            --             --
                                        ------------   ------------   ------------    ----------   ----------        ------------

Balance Forward                            21,588,124   $   215,881          $    (23,117) $    --     $      --      $(5,224,330)
                                        ------------   ------------   ------------    ----------   ----------        ------------



        The accompanying notes are an integral part of these consolidated financial statements.


                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)




                                                                                                                        Deficit
                                                                                                                      Accumulated
                                            Common Stock               Additional       Other       Deferred          During the
                                        ---------------------------      Paid-In      Comprehensive  Consulting        Development
                                             Shares        Amount        Capital        Income       Expense             Stage
                                        ------------   ------------   ------------    ----------   ----------        ------------


Balance Forward                         21,588,124   $   215,881    $ (23,117)          $    --   $     --         $(5,224,330)


April 22, 1999, common stock
 issued for cash to a consultant
 at $0.003 per share                      129,734         1,297          (924)               --         --            --

April 27, 1999, common stock
 issued for cash to an employee
 at $0.003 per share                        5,951            59           (43)                --        --            --

April 27,1999,  common
 stock  issued
 to a  landlord,
 69,600   shares,  and a
 consultant, 26,100 shares
 for rent of $200 and fees
 of $75, at $0.003 per share               95,700           957          (682)               --          --            --

April 28, 1999, common stock
 issued for cash to a consultant
 at $0.003 per share                       12,180           122           (87)               --          --            --

April 30, 1999, common stock
 issued for cash to a consultant
 at $0.003 per share                        2,888            29           (21)               --          --            --

April 30, 1999, common stock
 issued to consultants for fees
 at $0.003 per share                       22,968           230          (164)                --         --            --

May 3, 1999, common stock
 issued to a consultant for fees
 at $0.003 per share                       25,717           257          (183)               --          --            --
                                        ------------   ------------   ------------    ----------   ----------        ------------

Balance Forward                        21,883,262   $   218,832      $(25,221)               --   $      --        $(5,224,330)
                                       ------------   ------------   ------------    ----------   ----------        -------------



        The accompanying notes are an integral part of these consolidated financial statements.


                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)




                                                                                                                        Deficit
                                                                                                                      Accumulated
                                            Common Stock               Additional       Other       Deferred          During the
                                        ---------------------------      Paid-In      Comprehensive  Consulting        Development
                                             Shares        Amount        Capital        Income       Expense             Stage
                                        ------------   ------------   ------------    ----------   ----------        ------------

Balance Forward                         21,883,262   $   218,832    $  (25,221) $        --     $      --            $(5,224,330)


May 5, 1999,  common stock issued
 for cash, 16,008 shares
 to a vendor and 16,008
 shares to a
 consultant, at $0.003 per share            32,016           320          (228)           --            --             --

May 7, 1999, common stock
 issued for cash to a landlord
 at $0.003 per share                           348             3            (2)           --            --             --

May 7, 1999, common stock
 issued to an employee for salary at
 $0.003 per share                        2,610,000        26,100       (18,600)           --            --             --

May 13, 1999, common stock
 issued for cash to a consultant
 at $0.003 per share                       139,200         1,392          (992)           --            --             --

May 19, 1999,  common  stock
issued  for cash,                           24,360
shares to a lender and
 348,000 shares to a
 consultant at $0.003 per share            372,360         3,724        (2,654)           --            --             --

June 17, 1999, common stock
 issued for cash to a vendor at
 $0.003 per share                            6,960            70           (50)           --            --             --

Recapitalization (Note 1)                6,291,450        62,915     2,698,858            --            --             --

June 23, 1999, options issued
 below market value                           --            --          14,097            --            --             --

July 12, 1999, options issued
 below market value                           --            --          62,561            --            --             --
                                         ------------   ------------   ------------    ----------   ----------        ------------

Balance Forward                         31,335,596   $   313,356   $ 2,727,769       $    --       $    --          $(5,224,330)
                                        ------------   ------------   ------------    ----------   ----------        ------------



        The accompanying notes are an integral part of these consolidated financial statements.


                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)



                                                                                                                        Deficit
                                                                                                                      Accumulated
                                            Common Stock               Additional       Other       Deferred          During the
                                        ---------------------------      Paid-In      Comprehensive  Consulting        Development
                                             Shares        Amount        Capital        Income       Expense             Stage
                                        ------------   ------------   ------------    ----------   ----------        ------------


Balance Forward                         31,335,596    $   313,356    $ 2,727,769   $          --     $      --     $(5,224,330)


July 15, 1999, common stock
 issued for cash at $5.00 per
 share for exercise of options              10,000            100         49,900              --            --            --

July 15, 1999, common stock
 issued for services at $7.80
 per share                                  15,000            150        116,850              --            --            --

July 26, 1999, common stock
 issued for cash at $5.00 per
 share for exercise of options              10,000            100         49,900              --            --            --

August 12, 1999, common stock
 issued for loan consideration at
 $2.50 per share                           100,000          1,000        249,000              --            --            --

September 2, 1999, common
 stock issued for services valued
 at $1.94 per share                         20,000            200         38,600              --            --            --

September 9, 1999, options
 issued below market value                    --             --            1,139              --            --            --

September 9, 1999, common
 stock issued for cash at $1.00
 per share                                 100,000          1,000         99,000              --            --            --

October 1, 1999, cancellation of
 common stock valued at zero              (502,500)        (5,025)         5,025              --            --            --

November 16, 1999, value of
 beneficial conversion features
 of convertible debentures (Note 10)          --             --          650,000              --            --            --

November 29, 1999, common
 stock issued for finders fee
 valued at $1.34 per share                 400,000          4,000        533,200              --            --            --
                                       -----------    -----------    -----------   ---------------   -----------   -----------

Balance Forward                         31,488,096    $   314,881    $ 4,520,383   $          --     $      --     $(5,224,330)
                                       -----------    -----------    -----------   ---------------   -----------   -----------


        The accompanying notes are an integral part of these consolidated financial statements.


                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                       Deficit
                                                                                                                      Accumulated
                                            Common Stock               Additional       Other       Deferred          During the
                                        ---------------------------      Paid-In      Comprehensive  Consulting        Development
                                             Shares        Amount        Capital        Income       Expense             Stage
                                        ------------   ------------   ------------    ----------   ----------        ------------


Balance Forward                         31,488,096   $    314,881   $  4,520,383    $      --     $      --        $ (5,224,330)


Stock offering costs                          --             --         (537,200)          --            --                --

December 7, 1999, options
 granted below market value for
 services rendered                            --             --          130,402           --            --                --

December 8, 1999, common stock
 issued for cash at $0.70 per share         71,839            718         49,282           --            --                --

December 9, 1999, common stock
 issued for cash at $0.71 per share        175,070          1,751        123,249           --            --                --

December 9, 1999, common stock
 issued for cash at $0.71 per share         49,020            490         34,510           --            --                --

December 10, 1999, common stock
 issued for cash at $0.84 per share        111,111          1,111         98,889           --            --                --

December 10, 1999, common stock
 issued for cash at $0.90 per share         33,333            333         29,667           --            --                --

December 16, 1999, common stock
 issued for cash at $0.83 per share        193,939          1,939        158,061           --            --                --

December 21, 1999, common stock
 issued for cash at $0.83 per share        120,773          1,208         98,792           --            --                --

December 31, 1999, common stock
 issued for exercise of warrants at
 $1.50 per share                           592,744          5,928        883,189           --            --               --

Net loss for the year ended
 December 31, 1999                            --             --             --             --            --          (5,699,486)
                                      ------------   ------------   ------------    ---------------   -----------   ------------

Balance, December 31, 1999              32,835,925   $    328,359   $  5,589,224    $          --     $      --     $(10,923,816)
                                      ------------   ------------   ------------    ---------------   -----------   ------------


       The accompanying notes are an integral part of these consolidated financial statements.


                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)



                                                                                                                       Deficit
                                                                                                                      Accumulated
                                            Common Stock               Additional       Other       Deferred          During the
                                        ---------------------------      Paid-In      Comprehensive  Consulting        Development
                                             Shares        Amount        Capital        Income       Expense             Stage
                                        ------------   ------------   ------------    ----------   ----------        ------------

Balance, December 31, 1999            32,835,925   $    328,359   $  5,589,224   $          --     $      --        $(10,923,816)


January 4, 2000, common
 stock issued for
debt and consideration
 for loan default
 at $2.75 per share
 (unaudited)                             147,580          1,476        236,024              --            --                --

January 5, 2000, common stock
 issued for services at $4.34 per
 share (unaudited)                        60,000            600        259,800              --            --                --

January 26, 2000, common stock
 issued pursuant to a private
 placement memorandum at $2.10
 per share (unaudited)                    47,619            476         99,524              --            --                --

February 1, 2000, warrants
 granted below market value
 (unaudited)                                --             --           41,242              --            --                --

February 18, 2000, options
 granted below market value
 (unaudited)                                --             --          424,596              --            --                --

February 22, 2000, options
 granted below market value
 (unaudited)                                --             --          624,998              --            --                --

March 9, 2000, common stock
 issued for exercise of warrants
 at $1.99 per share (unaudited)           62,792            628        124,391              --            --                --
                                    ------------   ------------   ------------   ---------------   -----------      ------------

Balance Forward                       33,153,916   $    331,539   $  7,399,799   $          --     $      --        $(10,923,816)
                                    ------------   ------------   ------------   ---------------   -----------      ------------



       The accompanying notes are an integral part of these consolidated financial statements.


                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                                       Deficit
                                                                                                                      Accumulated
                                            Common Stock               Additional       Other       Deferred          During the
                                        ---------------------------      Paid-In      Comprehensive  Consulting        Development
                                             Shares        Amount        Capital        Income       Expense             Stage
                                        ------------   ------------   ------------    ----------   ----------        ------------

Balance Forward                           33,153,916   $    331,539   $  7,399,799   $       --     $       --      $(10,923,816)


March 16, 2000, common stock
 issued for convertible debenture
 at $1.50 per share (unaudited)               66,667            667         99,333           --             --              --

March 16, 2000, common stock
 issued for exercise of warrants
 at $0.75 per share (unaudited)              133,333          1,333         98,667           --             --              --

March 27, 2000, 3 stock issuances
 for payment of debt at an average
 price of $4.95 per share (unaudited)         46,486            465        231,347           --             --              --

May 26, 2000, options granted below
 market value to purchase 598,680
 shares at $1.50 (unaudited)                    --             --        1,272,195           --             --              --

July 25, 2000, common stock issued
 for conversion of accounts payable
 at $4.00 per share (unaudited)              100,000          1,000        399,000           --         (300,000)           --

July 25, 2000, common stock issued
 for purchase of SIGMA at $3.20 per
 share (unaudited)                         1,718,748         17,187      5,482,813           --             --              --

January 25 - August 14, 2000,
 62 stock issuances pursuant
 to a private placement
 memorandum at average
 price of $3.58 per share (unaudited)      1,930,792         19,308      6,896,423           --             --              --

Warrants granted for consulting
 contract (unaudited)                           --             --          500,000           --         (375,000)           --

August 8, 2000, options granted
 below market value (unaudited)                 --             --          358,000           --             --              --

September 15, 2000, 23 stock
 issuances pursuant to a private
 placement memorandum at $3.00
 per share (unaudited)                     1,000,000         10,000      2,990,000           --             --              --

Currency translation adjustment
 (unaudited)                                    --             --             --          198,127           --              --

Net loss for the nine months
 ended September 30, 2000
 (unaudited) (restated)                         --             --             --             --             --        (6,657,089)
                                        ------------   ------------   ------------   ------------   ------------    ------------

Balance, September 30, 2000
 (unaudited)                              38,149,942   $    381,499   $ 25,727,577   $    198,127   $   (675,000)   $(17,580,905)
                                        ============   ============   ============   ============   ============    ============



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


                                     OCEAN POWER CORPORATION AND SUBSIDIARIES
                                           (A Development Stage Company)
                                       Consolidated Statements of Cash Flows
                                                    (Unaudited)



                                                                                                             From
                                                                                                           Inception
                                                      For the                     For the                      on
                                                  Nine Months Ended          Three Months Ended             March 26
                                                    September 30,                September 30,           1992 Through
                                             ---------------------------------------------------           September 30,
                                               2000            1999           2000         1999              2000
                                           ------------  --------------     -----------  -----------     -------------
                                            (Restated)                       (Restated)                  (Restated)


CASH FLOWS FROM OPERATING
 ACTIVITIES

Net loss                                   $ (6,657,089) $   (5,454,762)    $(2,412,977) $(4,503,978)    $ (17,580,905)
                                           ------------  --------------     -----------  -----------     -------------

Adjustments to reconcile net loss to
    net cash provided (used) by
    operating activities:
Depreciation and amortization                   246,069           7,224         168,859        1,280         296,763
     Value of common stock, warrants,
      options and discounts on equity
      instruments issued for services         3,188,931         857,150         358,000      104,993       3,858,540
     Loss on sale of assets                        --           387,649            --        387,649         387,649
     Amortization of debenture discount            --              --              --           --           650,000
     Deferred consulting expense                225,000            --            89,584         --           225,000
     Impairment loss                            400,000            --           400,000         --           400,000
   Change in operating asset
     and liability accounts:
     (Increase) decrease in overpayment
      receivable                               (162,350)           --          (162,350)        --          (162,350)
     (Increase) decrease in prepaid
      assets                                   (348,768)           --           436,648         --          (369,601)
     (Increase) decrease in other assets        775,875          23,943         (68,174)     169,035          96,505
     Increase (decrease) in accounts
      payable                                  (685,586)        959,770         (37,436)     729,547         771,683
     Increase (decrease) in cash
      overdraft                                    --             2,095            --          2,095            --
     Increase (decrease) in accrued
      expenses                                 (150,428)        133,635         (39,800)      23,901         457,488
                                            ------------  --------------     -----------  -----------     -------------

       Net Cash Provided (Used) by
        Operating Activities                 (3,168,349)     (3,083,296)     (1,267,668)  (3,085,478)    (10,969,248)
                                           ------------  --------------     -----------  -----------     -------------

CASH FLOWS FROM INVESTING
 ACTIVITIES

   License agreement payments                  (400,000)           --          (400,000)        --          (400,000)
   Cash acquired from purchase of
    subsidiary                                  142,254            --           142,254         --           142,254
   Proceeds from sale of assets                    --                 1            --              1               1
   Purchase of fixed assets                    (745,615)         (1,738)           --          1,738)       (853,684)
   Equipment procurement costs                     --          (364,110)           --       (364,110)       (364,110)
                                           ------------  --------------     -----------  -----------     -------------

       Net Cash (Used) by Investing
        Activities                         $ (1,003,361) $     (365,847)    $  (257,746) $  (365,847)    $(1,475,539)
                                           ------------  --------------     -----------  -----------     -------------




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


                                     OCEAN POWER CORPORATION AND SUBSIDIARIES
                                           (A Development Stage Company)
                                 Consolidated Statements of Cash Flows (Continued)
                                                    (Unaudited)



                                                                                                                    From
                                                                                                                  Inception
                                                             For the                     For the                      on
                                                         Nine Months Ended          Three Months Ended             March 26
                                                           September 30,                September 30,           1992 Through
                                                    ---------------------------------------------------           September 30,
                                                      2000            1999           2000         1999              2000
                                                  ------------  --------------     -----------  -----------     -------------
                                                   (Restated)                       (Restated)                  (Restated)

CASH FLOWS FROM FINANCING
 ACTIVITIES

Repayment of note payable - related
 parties                                          $ (2,566,019) $    (199,875)     $     --     $  (199,875)   $ (2,814,274)

Loans from related parties                              82,178      2,795,834            --       2,795,834       7,306,465
Issuance of convertible debentures                   --               650,000            --         650,000         650,000
Common stock issued for cash                        10,240,750        200,000       3,090,890       200,000      11,256,071
                                                  ------------  --------------     -----------  -----------     -------------

       Net Cash Provided (Used) by
        Financing Activities                         7,756,909      3,445,959       3,090,890     3,445,959      16,398,262
                                                  ------------  --------------     -----------  -----------     -------------

NET INCREASE (DECREASE) IN
CASH AND CASH  EQUIVALENTS                           3,585,199         (3,184)      1,565,476        (5,366)      3,953,475

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                   368,276          3,184       2,387,999         5,366            --
                                                  ------------  --------------     -----------  -----------     -------------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                    $  3,953,475  $     --           $3,953,475   $    --        $  3,953,475
-----------

CASH PAID FOR:

   Interest                                       $     12,946  $     --           $     --      $    --
$  12,946
   Income taxes                                   $      --  $        --           $     --      $    --

NON-CASH FINANCING AND
   INVESTING ACTIVITIES

   Common stock issued for services
    and  equity discounts                         $  3,188,931  $     857,150      $     358,000  $ 104,993    $  3,858,540

   Common stock issued for conversion
    of debt                                       $    831,812  $     --           $     300,000  $    --      $  2,167,225

   Equity instruments issued for deferred
    consulting expense                            $    900,000  $     --           $     900,000  $    --      $    900,000

   Acquisition of licenses through license
    agreement payable                             $  6,940,000  $     --           $   6,940,000  $    --      $  6,940,000

   Acquisition of subsidiary:
   Assets acquired                                $  1,272,392
   Liabilities assumed                              (2,362,148)
   Goodwill                                          6,589,756
                                                    ----------------
          Purchase price                             5,500,000
   Payment with 1,718,748 shares of
     common stock                                   (5,500,000)
                                                    ----------------
   Cash used for acquisition                      $           -
                                                    ================



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

              PTC Group, Inc., (Group) (formerly Intryst, Inc.) was incorporated under the laws of the State of Idaho on April 24, 1969.

              On June 22, 1999, Group and Holdings completed an Agreement and Plan of Merger whereby Group issued 25,044,146 shares of its common stock in exchange for all of the outstanding common stock of Holdings. Immediately prior to the Agreement and Plan of Merger, Group had 6,291,450 shares of common stock issued and outstanding. The acquisition was accounted for as a recapitalization of Holdings because the shareholders of Holdings controlled Group after the acquisition. At the effective date of the transaction, each share of Holdings controlled Group after the acquisition. At the effective date of the transaction, each share of Holdings was converted into 3.48 shares of Group with Group being the surviving entity in the merger. Holdings was treated as the acquiring entity for accounting purposes and Group was the surviving entity for legal purposes. There was no adjustment to the carrying value of the assets or liabilities of Holdings, nor was there any adjustment to the carrying value of the net assets of Group. Costs of approximately $245,000 associated with this transaction were expensed as incurred. On August 19, 1999, the shareholders of the Company authorized a 1 for 10 reverse stock split at which time the par value was changed form $0.001 to $0.01. A result of this par value change is that the common stock issuances prior to June 22, 1999 which had been valued at the original par value of $0.001 now reflect a deficit in the additional paid-in capital. All references to shares of common stock have been retroactively restated.

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

              SIGMA Elektroteknisk, AS (SIGMA), a company acquired in 2000 (Note
              7) was incorporated on January 6, 1994 under the laws of the Country of Norway to engage in the business of developing and producing personal combustion power plants (PCP's), an energy converter utilizing a Stirling engine that runs on natural gas or propane and produces heat and electricity for use in micro CHP (combined heat and power) systems, an appliance to produce heat and power in households.

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

                                                     For the                                For the
                                                Nine Months Ended                       Three Months Ended
                                                 September 30,                            September 30,
                                     -------------------------------------  ---------------------------------------
                                              2000             1999                2000                 1999
                                     -----------------  ------------------  ------------------  ------------------
                                        (Unaudited)       (Unaudited)         (Unaudited)          (Unaudited)
                                         (Restated)                            (Restated)
              Net loss from
               operations
                (numerator)          $      (6,657,089) $       (5,454,762) $       (2,412,977) $       (4,503,978)

              Weighted average
               shares outstanding
                (denominator)               35,282,677           6,564,458          36,405,608           8,907,326
                                     -----------------  ------------------  ------------------  ------------------

              Basic (loss) per
               share                 $           (0.19) $            (0.83) $            (0.07) $            (0.51)
                                     =================  ==================  ==================  ==================

              Extraordinary item
               (numerator)           $         165,341  $                -  $                -  $                -

              Weighted average
               shares outstanding
               (denominator)                35,282,677           6,564,458          36,405,608           8,907,326
                                     -----------------  ------------------  ------------------  ------------------

                                     $               -  $                -  $                -  $                -
                                     =================  ==================  ==================  ==================

              c.  Provision for Taxes

              The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, using the liability method. The estimated future tax effect of differences between the basis in assets and liabilities for tax and accounting purposes is accounted for as deferred taxes. In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were more likely than not that all, or some portion, of such deferred tax assets would not be realized. A full allowance against deferred tax assets was provided as of September 30, 2000.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              c.  Provision for Taxes (Continued)

              At September 30, 2000, the Company has net operating loss carryforwards of approximately $14,000,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

              d.  Cash and Cash Equivalents

              The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

              e.  Principles of Consolidation

              The September 30, 2000 unaudited financial statements are consolidated with Ocean Power Corporation and its wholly-owned subsidiaries, Integrated Water and Power Corporation, Advanced Power Sources Corporation, Manufacturing Technologies Corporation and SIGMA Elektroteknisk, AS. All significant intercompany accounts and transactions have been eliminated.

              f.  Equipment

              Office equipment and software are recorded at cost. Major additions and renewals are capitalized and depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are depreciated over the shorter of their useful lives or the lease term. Depreciation expense for the nine months ended September 30, 2000 and 1999 was $96,507 and $7,244, respectively.

              Equipment consists of the following:

              Estimated                                                          September 30,     December 31,
              Useful Life                                                            2000                1999
              -----------                                                   ------------------  ------------------
                                                                               (Unaudited)

              20 years               Distillation equipment                 $          564,110  $                -
              5-7 years              Office equipment and furniture                    226,494              36,748
              3-5 years              Computers and software                             89,733              46,834
              7 years                Phone system                                       19,667              19,667
              7 years                Leasehold improvements                              9,590                   -
                                     Artwork                                             1,374                   -
                                     Accumulated depreciation                         (255,128)            (50,694)
                                                                            ------------------  ------------------

                                     Net Equipment                          $          655,840  $           52,555
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


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              g.  Goodwill

              The cost of investment in subsidiaries in excess of the fair value of net assets at the date of purchase is being amortized by the straight-line method over a period of ten years. Amortization expense for the nine months ended September 30, 2000 and 1999 was $109,829 and zero, respectively.

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

              The Company has adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              i.  Change in Accounting Policy (Continued)

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

              l.  Long-lived Assets

              In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, long-lived assets, including goodwill associated with other long-lived assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill acquired as part of business combinations is also evaluated continuously per ABP No. 17, Intangible Assets, for the need for adjustments to useful life and reductions in unamortized costs. Any changes in estimated useful life are recorded prospectively and any impairment adjustments are recorded as expense in the period the impairment occurs. Since the Company's goodwill and patent intangible assets are related to the Company's subsidiary, Sigma, they are assessed to determine the appropriateness of the useful life used for amortization and are assessed to determine whether or not impairment exists under both APB No. 17 and SFAS No. 121 by comparing Sigma's progress to the Company's benchmark expectations for development of its technology and positioning for commercial operations of its alternative energy business. Likewise, the intangible assets recorded in connection with

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              l.  Long-lived Assets (Continued)

              the Company's  licensing  agreement  with Aquamax and Keeran (Note
              13f) is assessed to determine whether or not impairment exists by comparing the Company's progress in development of the desalination business as compared to the Company's benchmark expectations for development of its technology and positioning of the desalination business for commercial operations. The amount of any impairment considered necessary would be determined by comparing the book value of the net assets in the applicable line of business to fair value using methods such as the present-value of estimated future cash flows, sale value or other valuation methodologies available at the time, depending on the stage of development of the line of business and the Company's intentions at the time an impairment adjustment were considered necessary.

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

              The following is a reconciliation of the September 30, 2000 financial statements as originally reported to the restated September 30, 2000 financial statements:

                                                     As Reported         As Adjusted         Difference
                                                   ------------------  -----------------  ------------------

                      Assets                       $       13,011,966  $      19,309,616  $        6,297,650    (1)

                      Liabilities                           4,717,518         11,257,518           6,540,000    (2)

                      Net Loss                             11,619,680          6,657,089          (4,962,591)   (3)

                      Stockholders' Equity                  8,294,448          8,052,098            (242,350)   (4)

                      Loss per share               $            (0.33) $           (0.19) $             0.14


                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              n.   Unaudited Financial Statements (Continued)
(1) Difference consists of (i) an increase by $6,522,650 representing the cost of license agreement intangible assets, net of an impairment adjustment of $400,000 and amortization of $17,350, for which the effective date of acquisition was determined to be in September 2000 rather than October 2000 as previously reported and (ii) a decrease of $225,000 representing revaluation of a deferred consulting agreement being presented as an offset to stockholders' equity.

              (2) Difference consists of liability associated with purchase of license agreement intangible assets for which the effective date of acquisition was determined to be in September 2000 rather than October 2000 as previously reported.

              (3) Difference consists of (i) revaluation of equity instruments of $4,396,941 due to the non-recognition of expense associated with the sale of common stock units, (ii) amortization of deferred consulting expense of $225,000,
                   (iii) recognition of expense of $358,000 associated with the grant of options, and (iv) amortization expense in connection with license agreement intangible assets recorded in September 2000.

              (4) Difference consists of (i) offset to stockholders' equity of $225,000 representing a deferred consulting agreement payable in stock and (ii) amortization expense in connection with license agreement intangible assets recorded in September 2000.

              The license agreement was signed by the Company and Aquamax/Keeran representatives as of September 21, 2000, but because of questions raised as to the identity and authority of one Aquamax/Keeran signatory, an exhibit was added to the agreement solely to clarify the matter. Revised signature pages (signed by the original Aquamax/Keeran person and dated on the original September signing date) were received by us on October 2, 2000. The transaction was originally recorded in October 2000 in the belief that, until properly executed signature pages were received, it was not effective. Based on our reassessment of the circumstances, we have determined that the agreement became binding on September 21, 2000. Therefore, the September 30, 2000 financial statements were amended to reflect the transaction as occurring in September. The key points leading to the change in the Company's position as to the effective date were: (1) although the name and title of the representative signing on behalf of Keeran Corporation was not disclosed on the signature page or accompanying documents, the signature was an original and the signer had actual authority from Keeran Corporation to execute the agreement; (2) original signature pages for all parties were exchanged in September with the intent to be bound by the agreement; (3) the re-execution of the signature page on behalf of Keeran Corporation was by the same person and was dated by him to the original signing date, which presumably demonstrates that Keeran Corporation believed that the agreement was effective as of the original signature date; and (4) notwithstanding the position taken at the time by the Company's intellectual property attorney, that the agreement was not effective until the revised signature page was received, the Company had wire transferred the additional payment of $300,000 due under the agreement to Aquamax/Keeran on September 30, 2000, prior to receipt of the revised signature page. On the basis of these facts, the Company has concluded that the better view is

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              n.  Unaudited Financial Statements (Continued)

              that the agreement became legally binding on all parties during the third, rather than the fourth, quarter of 2000. Accordingly, the transaction has been accounted for as occurring in September 2000. The measurement date, for purposes of valuing shares of the Company's common stock due as part of the purchase price that is included in the accrued liability is as of September 21, 2000, because the effective date of the agreement is the date the rights to the patented technology were transferred to the Company.

              o.  Software Costs

              The Company applies the provisions of SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". All softwear used by the Company is considered to be purchased general use software and is capitalized pursuant to the Company's fixed asset capitalization policies.

              p.  Stock Options and Warrants

              As permitted by FASB Statement 123 "Accounting for Stock Based Compensation" (SFAS No. 123), the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations and make proforma disclosures of net income and earnings per share as if the fair value method of valuing stock options had been applied. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant. As of September 30, 2000, there were 598,680 options outstanding which were granted to employees.

              q.  Valuation of Options and Warrants

              The valuation of options and warrants granted for services to unrelated parties are measured as of the earlier (1) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached or (2) the date the counterparty's performance is complete. Pursuant to the requirements of EITF 96-18, the options and warrants will continue to be revalued in situations where they are granted prior to the completion of the performance.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              r.  Foreign Currency Translation

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

              s.  Restricted Cash

              At September 30, 2000, the Company's subsidiary, Sigma had cash of $26,816 which is in a separate bank account which is restricted for the payment of payroll taxes. The payroll taxes are paid monthly.

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


NOTE 3 -      ADVANCES (Continued)

              During the nine months ended September 30, 2000, employees have repaid $366,870 of the total advances.

              Advances to employees for the periods ending:

                   December 31, 1997 - 1999                 $          292,095
                   September 30, 2000                                    9,122
                                                            ------------------

                          Total Advances                    $          301,217
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

NOTE 5 -      PREPAID EXPENSES

              The Company's prepaid expense is comprised of the following items:

                                      September 30,     December 31,
                                               2000               1999
                                      ------------------  ------------------
                                        (Unaudited)

            Prepaid maintenance       $              464  $                -
            Prepaid insurance                      5,371                   -
            Prepaid license agreement            250,000                   -
                                      ------------------  ------------------

            Total prepaid expenses               255,835                   -
            Less current portion                (255,835)                  -
                                      ------------------  ------------------
            Long-Term Portion         $                -  $                -
                                      ==================  ==================

              During March 2000, the Company entered into an agreement to purchase a motor from STM Corporation (STM) for the development of its desalination equipment for $132,200. This motor was never delivered to the Company. In addition to this purchase, the Company entered into a thirty year license agreement to obtain certain exclusive rights to STM patented and unpatented technology related to Stirling cycle heat engines, which began in April 2000, for a minimum payment of $500,000 per year. At September 30, 2000, the Company had a net prepaid $250,000 towards this license agreement after amortization.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999

NOTE 5 -      PREPAID EXPENSES (Continued)

              The Company also entered into a service agreement for the motor beginning May 2000. The agreement called for the payment of $192,500 for one year. During July, the Company canceled the agreement for the purchase of the motor and the service agreement and was refunded $324,700 between August 2000 and November 2000.

NOTE 6 -      PATENTS

              The Company's patents and license agreements consisted of the following at September 30, 2000:

                   Patents                                  $          955,598
                   Licensing Agreement                               6,540,000
                   Accumulated amortization                            (39,733)
                                                            ------------------

                                                            $        7,455,865

              As part of the purchase of Sigma, the Company acquired patents valued at their fair value of $973,658. The patents have an estimated remaining life of 90 months from the date of the Sigma acquisition. The patents are pledged as collateral for obligations of $595,583 at September 30, 2000 (Note 9). The license agreement represents rights to patent and patent applications for technology acquired from Aquamax and Keeran (Note 13f). The cost of the license agreement is being amortized over its estimated useful life of 10 years. Amortization expense for the period ended September 30, 2000 and accumulated amortization at September 30, 2000 amounted to $22,383 and $22,383, respectively (Patents) and $17,350 and $17,350, respectively (Licensing Agreement).

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 7  -     BUSINESS COMBINATION (Continued)

              Unaudited pro forma consolidated results of operations for the year ended December 31, 1999 as though SIGMA had been acquired as of January 1, 1999 follows:

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

NOTE 8 -      NOTES PAYABLE - RELATED PARTIES

              Notes payable - related party at September 30, 2000 consist of the following:

              Unsecured note payable to a shareholder bearing interest
               at 10% per annum, all unpaid interest and principal due
               upon demand, secured by personal guarantee of officer.                            $          87,152

              Unsecured note payable to an employee bearing interest
               at 10% per annum, all unpaid interest and principal due
               upon demand.                                                                                286,380

              Unsecured note payable to an officer bearing interest at
               10% per annum, due upon demand.                                                             419,649

              Unsecured note payable to an employee bearing interest at
               10% per annum, due upon demand.                                                              55,131

              Unsecured note payable to an employee bearing interest at
               10% per annum, due upon demand.                                                             248,987

              Unsecured note payable to an employee bearing interest at
               10% per annum, due upon demand.                                                              66,564

              Unsecured note payable to an employee bearing interest at
               10% per annum, due upon demand.                                                             118,345

              Unsecured note payable to an employee bearing interest at
               10% per annum, due upon demand.                                                               5,429
                                                                                                 -----------------

              Balance Forward                                                                    $       1,287,637
                                                                                                 -----------------

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 8 -      NOTES PAYABLE - RELATED PARTIES (Continued)

              Balance Forward                                                                    $       1,287,637

              Unsecured note payable to an employee bearing interest at
               10% per annum due upon demand.                                                               71,494

              Unsecured note payable to an employee bearing interest at
               10% per annum, due upon demand.                                                               1,495
                                                                                                 -----------------

              Total Notes Payable - Related Parties                                              $       1,360,626
                                                                                                 =================

              Annual maturities of notes payable - related parties are as follows:

                                Year
                         -------------------
                                2000                                                             $       1,360,626
                                                                                                 =================

              Total interest expense to related parties was $142,270 and $247,307 for the nine months ended September 30, 2000 and 1999, respectively.

              During the nine months ended September 30, 2000, the Company settled amounts due of $511,575 with three previously employed persons for $346,234, resulting in a gain on extinguishment of debt of $165,341. The former employees settled to accelerate the repayment process.

NOTE 9 -      NOTES PAYABLE

              Notes payable at September 30, 2000 consist of the following:

              Note payable to SND bearing a variable  interest  rate,  (10.9% at
               September 30, 2000) due in equal semi-annual
               payments which began May 1, 2000, unsecured.                                      $         146,545

              Note payable to SND bearing a variable  interest  rate,  (10.9% at
               September 30, 2000) due in equal semi-annual
               payments which began May 10, 2000, unsecured.                                               573,195

              Notes  payable to Silent Clean Power  bearing  interest at 12.00%, due in equal semi-annual payments, secured
               by patents and licenses.                                                                    595,583

              Note payable to SND bearing a variable  interest  rate,  (10.9% at
               September 30, 2000) due in equal semi-annual
               payments which began April 3, 2000, unsecured.                                               52,814
                                                                                                 -----------------

              Total Notes Payable                                                                $       1,368,137
                                                                                                 =================

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 9 -      NOTES PAYABLE (Continued)

              Annual maturities of notes payable are as follows:

                         Years Ending
                         December 31,

                               2000          $         647,559
                               2001                    395,073
                               2002                    325,505
                                             -----------------

                                             $       1,368,137

              Total interest expense was $20,594 and $-0- for the nine months ended September 30, 2000 and 1999, respectively.

NOTE 10 -      CONVERTIBLE DEBENTURES

               During November 1999, the Company issued three convertible debentures for $100,000 each in exchange for Company expenses such as advertising, promotion, travel and investor relations expenses incurred by the Company and paid on behalf of the Company from January 1999 through November 1999. Two of the debentures are due August 1, 2004 and the third is due November 1, 2004. The debentures accrue interest at 12% per annum. The holders of the debentures retain the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.50 per share. Any shares issued under the conversion privileges of these debentures carry two purchase warrants allowing the holder to purchase one additional restricted share for each share purchase warrant held at a price of $0.75 per share. The share purchase warrants are valid for five years after the date of purchase. Interest expense associated with these debentures amounted to $18,750 at September 30, 2000.

               During March 2000, 66,667 shares of common stock were issued to convert one of the three debentures and 133,333 warrants associated with the convertible debenture were granted and exercised.

               During November 1999, the Company issued a convertible debenture for $350,000 in exchange for Company expenses such as advertising, promotion, travel and investor relations expenses incurred by the Company and paid on behalf of the Company from January 1999 to November 1999. The debenture is due August 1, 2004 and accrues interest at 12% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.50 per share. Any shares issued under the conversion privileges of this debenture also carry two purchase warrants allowing the holder to purchase one additional restricted share for each share purchase warrant held at a price of $0.75 per share. The share purchase warrants are valid for five years after the date of purchase. Interest expense associated with this debenture amounted to $31,500 at September 30, 2000.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 10 -      CONVERTIBLE DEBENTURES (Continued)

               The Company recorded a discount on the convertible debentures in order to allocate to additional paid-in capital the value of the beneficial conversion features of the debentures. The beneficial conversion features consist of the debenture holder's rights to convert the debentures into units, each unit consisting of one share of restricted common stock (at a conversion ratio equal to $1.50 per share which was the trading value of the Company's unrestricted common stock measured as of the date of issuance of the debentures) and two attached warrants giving the holders the right to purchase two shares of restricted common stock (each at an exercise price equal to $0.75 per share less than the trading value of the Company's unrestricted stock measured at the date of issuance of the debentures). The value of the beneficial conversion features was computed as the lesser of (1) the value of the warrants or (2) total proceeds of the debentures. As of the date of the issuance of the debentures, the entire proceeds were allocated to additional paid-in capital and a corresponding discount offsetting the liability under the debentures. The discount was fully amortized to interest expense because the debenture holders could have converted the debentures immediately when the debenture was issued. During 2000, interest expense of $650,000 was recognized as the result of amortization of the discount.

NOTE 11 -      ACCRUED EXPENSES

               The company's accrued expenses are comprised of the following items:

                                                                                 September 30,    December 31,
                                                                                      2000              1999
                                                                              -----------------  -----------------
                                                                                 (Unaudited)
                  Accrued payroll taxes payable                               $          11,119  $          50,411
                  Accrued interest payable - payroll                                     52,717             52,717
                  Accrued payroll tax penalty                                            98,845             98,845
                  Accrued interest payable - notes                                       56,750            124,609
                  Accrued other taxes                                                     3,890                  -
                  Accrued vacation wages payable                                         17,274                  -
                  Accrued license agreement payable (Note 13f)                        6,540,000                  -
                                                                              -----------------  -----------------

                                Total                                         $       6,780,595  $         326,582
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


NOTE 12 -      GOING CONCERN

               The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had limited activities since inception and is considered a development stage company because it has no significant operating revenues and, planned principal operations have not yet commenced. The Company has incurred losses from its inception through September 30, 2000 of approximately $17,600,000. The Company does not have an established source of funds sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

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

NOTE 13 -      COMMITMENTS AND CONTINGENCIES

               a.  Research Advances

               The Company's wholly-owned subsidiary, SIGMA, received a total of $421,665 as research advances from an unrelated company for its PCP project, a project to develop an energy converter utilizing a Stirling engine that runs on natural gas or propane and produces electricity and heat for use in the micro CHP (combined heat and power), an appliance to produce heat and power in households. This amount is payable upon demand or may be converted into Sigma's common stock at a rate of $1.87 per share at any time.

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

               b.  Employment Agreements (Continued)

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

               c.  Consulting Agreements (Continued)

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

               c.  Consulting Agreements (Continued)

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

               f.  License Agreements

               STM

               During April 2000, the Company entered into a licensing agreement with STM to obtain exclusive rights to STM patented and unpatented technology related to Stirling cycle heat engines. The agreement is for thirty years and calls for annual payments. The payment due in each of the next four years is set and is open for negotiation after four years.

                             Year                       Amount
                             ----                    --------------

                             2001                    $      500,000
                             2002                         1,500,000
                             2003                         2,000,000
                             2004                         3,000,000
                                                     --------------

                                                     $    7,000,000
               AQUAMAX/KEERAN

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


NOTE 13 -      COMMITMENTS AND CONTINGENCIES (Continued)

f.       License Agreements (Continued)

               AQUAMAX/KEERAN (Continued)
               --------------

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

               Under the terms of the License Agreement, the Company agreed to pay a total of $4,000,000 and 600,000 shares of its common stock for the rights under the License Agreement under a payment schedule contingent on various factors as to timing but to be no later than December 31, 2000. The Company has paid $400,000 to the Licensors. No shares of common stock have been issued pursuant to the License Agreement. The remaining amount payable under the License Agreement is $6,540,000 at December 31, 2000, which consists of $3,600,000 payable in cash and $2,940,000 payable in common stock (representing the value of 600,000 shares of common stock to be issued, valued at the market value of shares of the Company's common stock as of the effective date of the transaction, September 21, 2000), has been accrued as a liability and included in the amount recorded as a licensing agreement asset along with the $400,000 paid in cash. The asset, with a cost of $6,940,000 ($6,540,000 after an impairment adjustment of $400,000), is being amortized over its estimated useful life of ten years using the straight-line method.

               The   license   agreement   was   signed  by  the   Company   and
               Aquamax/Keeran representatives as of September 21, 2000, but because of questions raised as to the identity and authority of one Aquamax/Keeran signatory, an exhibit was added to the agreement solely to clarify the matter. Revised signature pages (signed by the original Aquamax/Keeran person and dated on the original September signing date) were received by us on October 2, 2000. The transaction was originally recorded in October 2000 in the belief that, until properly executed signature pages were received, it was not effective. Based on our reassessment of the circumstances, we have determined that the agreement became binding on September 21, 2000. Therefore, the September 30, 2000 financial statements were amended to reflect the transaction as occurring in September. The key points leading to the change in the Company's position as to the effective date were: (1) although the name and title of the representative signing on behalf of Keeran Corporation was not disclosed on the signature page or accompanying documents, the signature was an original and the signer had actual authority from Keeran Corporation to execute the agreement; (2) original signature pages for all parties were exchanged in September with the intent to be bound by the agreement; (3) the re-execution of the signature page on behalf of Keeran Corporation was by the same person and was dated by him to the original signing date, which presumably demonstrates that Keeran Corporation believed that the agreement was effective as of the original signature date; and (4) notwithstanding the position taken at the time by the Company's intellectual property attorney, that the agreement was not effective until the revised signature page was received, the Company had wire transferred the additional payment of $300,000 due under the agreement to Aquamax/Keeran on September 30, 2000, prior to receipt of the revised signature page. On the basis of these facts, the Company has concluded that the better view is that the agreement became legally binding on all parties during the third, rather than the fourth, quarter of 2000. Accordingly, the transaction has been accounted for as occurring in September 2000. The measurement date, for purposes of valuing shares of the Company's common stock due as part of the purchase price that is included in the accrued liability is as of September 21, 2000, because the effective date of the agreement is the date the rights to the patented technology were transferred to the Company.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 13 -      COMMITMENTS AND CONTINGENCIES (Continued)

f.       License Agreements (Continued)

               AQUAMAX/KEERAN (Continued)
               --------------



               The License Agreement provided that all technology covered by the Agreement was to be exclusive within the specified field of use. Subsequent to the execution of the License Agreement and the initial payments to the Licensors, the Company discovered that the Licensors rights to Hadwaco's patent application that was sub-licensed to the Company pursuant to the License Agreement, was not an exclusive license, as was represented and warranted by the Licensors but was, rather, a non-exclusive license. As a result, the Company served a notice of default under the terms of the License Agreement on the Licensors on December 22, 2000. The Company demanded arbitration pursuant to the License Agreement to determine the value of the technology which the Licensors agreed to license on a exclusive basis, but only licensed on a non-exclusive basis. Consequently, the value the one portion of the licensed technology is diminished due to the fact that Hadwaco is free, contrary to the Licensors' original representations, to license the same technology to third parties for their (potentially competitive) use. The Company's request for arbitration does not assert that the license does not exist or is not effective. The Company has suspended all payments beyond the $400,000 paid in September 2000 under the License Agreement pending the outcome of the resolution of the dispute in connection with the one element of the Agreement. In any event, the Company intends to proceed with its planned uses of the technology, whether on an exclusive or non-exclusive basis. A portion of the cost of the License Agreement amounting to $400,000 was expensed in September 2000 which management has determined to be an appropriate impairment adjustment to reduce the asset book value by management's estimate of the difference between the amount the Company is obliged to pay under the License Agreement and the fair value of the technology based on management's estimate of the reduction in purchase price had it been known that one patent application was non-exclusive. Management believes that no loss, other than the impairment adjustment, will be incurred in connection with the dispute over the License Agreement.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 13 -      COMMITMENTS AND CONTINGENCIES (Continued)

f.       License Agreements (Continued)

               AQUAMAX/KEERAN (Continued)
               --------------

               The full purchase price has been recorded as a liability and offset by the $400,000 paid to date. The full amount of the liability was recorded (without offset for potential reduction in resolution of the Hadwaco sublicense dispute) because management believes that: (1) based on the oral opinion of the Company's General Counsel, the full amount of the liability, until amended through negotiation or legal process, represents an enforceable liability as long as the Company retains the patent rights conveyed under the agreement; (2) the liability meets the accounting definition of a liability as stated in Statement of Financial Accounting Concepts No. 6, Elements of Financial Statements; and (3) the reduction of the liability to anticipate a reduction in negotiations or legal process would result in recording a contingent asset that is prohibited by SFAS No. 5, Accounting for Contingencies. Accordingly, and since the Company intends to keep the patent rights, the Company has recorded the liability, and related asset, because under the terms of the agreement the Company has no discretion to avoid future payment of the remaining cash and common stock payable. The amount of payment under the agreement withheld pending resolution of the dispute was not indicative of the diminished value of the patent rights received as the management has estimated that approximately $400,000 of the purchase price represents the value of the exclusivity feature of the one patent that was not received. The failure of Aquamax/Keeran to deliver exclusive rights to all patents resulted in a condition of default by Aquamax/Keeran. Aquamax/Keeran has asserted that the Company's subsequent withholding of payment resulted in a condition of default by us.

               The Company has demanded arbitration of this dispute with Aquamax/Keeran as contemplated in the license agreement. The arbitration procedures have not commenced while the Company and Licensors have been involved in settlement negotiations. The negotiations resulted in the execution by both parties, as well as Hadwaco Ltd. Oy and Hackman Oy Abp, of a non-binding Letter of Intent (LOI). The LOI was executed by the various parties between June 15, 2001 and June 20, 2001. Contemporaneously, the Company entered into a related non-binding Letter of Intent with Hadwaco Ltd Oy and Hackman Oy Abp. The agreement of the parties, as memorialized in both LOIs, is as follows. The Company will form a new company (Newco) in Finland. Because it will control Newco, the Company's financial statements will report its investment in Newco on a consolidated basis. The Company will immediately provide Newco with enough working capital to purchase from Hadwaco its existing and ongoing water remediation business, including all related intellectual property. The intellectual property transferred to Newco will include technology which Hadwaco has licensed to Aquamax/Keeran and which is the source of our dispute with Aquamax/Keeran.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 13 -      COMMITMENTS AND CONTINGENCIES (Continued)

f.       License Agreements (Continued)

               AQUAMAX/KEERAN (Continued)
               --------------

               In July 2001, the aforementioned negotiations resulted in the execution by Aquamax/Keeran and the Company, as well as Hadwaco Ltd. Oy and Hackman Oy Abp, of agreements which will, if closing occurs as stipulated, resolve the dispute favorably to the Company. The Agreements therein entered into in July 2001 provide that the Company will make to Aquamax/Keeran payments of $1,800,000 in cash and 600,000 shares of common stock on or before September 28, 2001, unless extended by the parties, in addition to the $400,000 already paid to Aquamax/Keeran, in exchange for ownership (as opposed to licenses as provided in the September 2000 License Agreement) of all the Aquamax/Keeran technology in any way connected to water treatment, rather than the $4,000,000 of cash and 600,000 shares of common stock aggregate amount under the September 2000 License Agreement. The agreements also provide that the Company will grant back to Aquamax/Keeran a royalty free, exclusive, worldwide license to exploit Newco's water desalination technology for applications where the volume of water processed is less than 1,000 cubic meters per day. The license back of rights to Aquamax/Keeran is exclusive for a term of five years and non-exclusive thereafter. A similar grant back of rights was included in the September 2000 License Agreement but provided for royalties to be paid to the Company based on Aquamax/Keeran's future revenues from use of the technology. The agreements also include release of liability provisions, whereby all parties release each other of and from all claims and liabilities, including the amount due in connection with the Company's obligation under the September 2000 License Agreement as well as the Company's claim for a price reduction due to the non-exclusivity of the Hadwaco license. Contemporaneously, the Company entered into agreements with Hadwaco Ltd Oy and Hackman Oy Abp (Hadwaco). The agreement of the parties is as follows: The Company will form a new company (Newco) in Finland. The Company will immediately provide Newco with $1,500,000 to purchase from Hadwaco a 100% interest in its existing and ongoing water remediation business, including all related intellectual property. Newco's purchase price for Hadwaco's water remediation business will be $1,500,000 plus a 19% interest in Newco's common stock. The parties have agreed that on June 30, 2004 Newco will reacquire the 19% interest in its stock from Hadwaco three years after the effective date of the purchase transaction at a price dependent on Newco's earnings and other factors but is not to exceed $2,000,000. The intellectual property transferred will include technology which Hadwaco has licensed to Aquamax/Keeran and the Licensors, in turn, licensed to the Company.

               Newco's failure to repurchase the shares would constitute a breach under the shareholder agreement that the Company expects to enter into with Hadwaco and Newco. In such an event, Hadwaco would have the right to request arbitration. The Company has agreed to provide senior debt funding up to a principle aggregate amount of $7,500,000 over a period of three years from the date of closing of the Hadwaco purchase. The Board of Directors of Newco will determine the timing and amounts of the $7.5 million in loans by the Company to Newco. The terms governing the repayment by Newco to the Company of the $ 7.5 million in loans have not been established.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 13 -      COMMITMENTS AND CONTINGENCIES (Continued)

f.       License Agreements (Continued)

               AQUAMAX/KEERAN (Continued)
               --------------

               As the July 2001 Agreement with the Licensors represents a significant change to the terms of the September 2000 agreement, it will be accounted for by (1) redetermining the purchase price to reflect a new measurement date for the 600,000 shares of stock to be issued under the agreement from an original market price of $3.85 per share (which reflected a variable accounting methodology and was remeasured at each quarter end but was amended to the September 21, 2000 market price of $4.90 per share upon determination that a commitment date had occurred on September 21, 2000) to the market price of $2.27 per share on the revised commitment date of July 20, 2001 commitment date and (2) reducing the liability and asset by the $2,888,000 difference between the redetermined purchase price of $3,562,000 and the September 2000 price of $6,450,000. The transaction between Newco and Hadwaco will be accounted for as a business combination using the purchase method and the provisions of SFAS No. 141, Business Combinations.

NOTE 14 -      DILUTIVE INSTRUMENTS

               a.  Stock Options

               A summary of the Company's outstanding stock options granted to non-employees and weighted average assumptions used for grants as of September 30, 2000 is presented below:

                           Date of                      Exercise        Exercise        Trading        Amount
      Description           Grant        Vesting         Number            Price          Price      Exercised
--------------------  --------------  -------------  -------------   -------------  -------------  -------------

1) D. Weckstein             06/23/99      Immediate       30,000     $     5.00    $    5.20       Canceled
2) Xcel Associates          07/12/99      Immediate      100,000     $     5.00    $    7.80            20,000
3) Xcel Associates          09/09/99      Immediate      100,000     $     1.00    $    2.90           100,000
4) D. Weckstein             12/07/99      Immediate      125,000     $     1.00    $    1.16       Canceled
                                                     -------------                               -------------

    Balance 12/31/99                                     355,000                                       120,000
                                                     =============                               =============

5) D. Weckstein             02/18/00      Immediate      100,000     $     6.00    $    6.25       Canceled
6) EBM, Inc.                02/22/00      Immediate      100,000     $     1.50    $    6.25              -
7) D. Weckstein             04/19/00      Immediate      110,000     $     3.00    $    3.31              -
8) D. Weckstein             08/08/00      Immediate      100,000     $     3.50    $    3.58              -
                                                     -------------

    Balance 9/30/00                                     765,000                                       120,000
                                                       =========                                     =========

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 14 -      DILUTIVE INSTRUMENTS (Continued)

                    a.  Stock Options (Continued)

                                        Risk-Free
                        Expiration        Interest     Expected        Expected       Expected
    Description             Date            Rate            Life        Volatility    Dividends       Expense
--------------------  --------------  -------------  -------------   -------------  -------------  ----------

1) D. Weckstein             Canceled       5.57%          3               186%          0      $      14,097
2) Xcel Associates          07/12/00       4.97%          1               227%          0             62,561
3) Xcel Associates          03/09/00       5.14%          0.5             113%          0             1,139
4) D. Weckstein             12/07/03       5.92%          5               394%          0           130,402
                                                                                            ----------------

    Balance 12/31/99                                                                                208,199
                                                                                            ----------------

5) D. Weckstein             02/18/03       6.67%          3               415%          0           424,596
6) EBM, Inc.                02/22/04       6.67%          4               415%          0           624,998
7) D. Weckstein             04/19/03       6.75%          3               418%          0            -
8) D. Weckstein             08/31/03       6.75%          3               427%          0           358,000
                                                                                            ----------------

    Balance 9/30/00                                                                            $  1,615,793
                                                                                               ============


              During May 2000, 598,680 options were granted to an officer exercisable at $1.50 per share. The options vested immediately upon issuance. Compensation expense of $1,272,195 was recorded to reflect the excess of market value at the date of issuance over the options price.

               The following table summarizes information about employee stock options at September 30, 2000:

                                        Number of          Weighted
                                          Options           Average            Weighted            Number of
                                       Outstanding        Remaining             Average         Exercisable at
                                         September 30,   Contractual            Exercise        September 30,
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


NOTE 14 -      DILUTIVE INSTRUMENTS (Continued)

                    a.  Stock Options (Continued)

                                                                   For the
                                                                   Nine Months
                                                                     Ended
                                                                  September 30,
                                                                     2000
                                                                     ----

               Net (loss) as reported                         $ (6,657,089)
               Proforma                                         (7,330,287)
               Basic earnings (loss) per share as reported           (0.19)
               Pro forma                                             (0.21)

               The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

                                                                2000
                                                                ----

               Risk free interest rate                         6.75%
               Expected life                                      2
               Expected volatility                              414%
               Dividend yield                                   0.0

               b.  Warrants

               A summary of the Company's outstanding warrants and weighted average assumptions used for grants as of September 30, 2000 is presented below:

                                         Vesting
                           Date of       Require-       Exercise        Exercise        Trading       Amount
      Description           Grant          ments         Number            Price          Price      Exercised
--------------------  --------------  -------------  -------------   -------------  -------------  -------------

1) Various lenders    12/31/98          Upon                  533,333     $   1.50       $  1.50         533,333
                                        debenture
                                        conversion
2) Various lenders    3/30/99           Upon                 70,000       $   1.50       $  0.63         70,000
                                        debenture
                                        conversion
3) Various lenders    5/17/99           Upon                 720,730      $  1.50        $  0.50         2,913
                                        debenture
                                        conversion
4) Donner Corp, Intl. 2/1/00            Immediately          10,000       $  2.17        $ 4.125         -
5) Clement Wohlreich  7/25/00           Immediately         100,000       $   1.5        $  4.00         -
                                                          ---------                                   -------

    Balance, 9/30/00                                     1,434,063                              606,246
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



NOTE 14 -      DILUTIVE INSTRUMENTS (Continued)

                    b.  Warrants (Continued)

                                      Risk-Free
                        Expiration    Interest     Expected        Expected     Expected
    Description             Date       Rate        Life           Volatility    Dividends         Expense
--------------------  --------------  -------------  -------------   -------------  -------------  -------------

1) Various lenders    12/31/04        4.77%          1               181%           0           $  52,460
2) Various lenders    3/30/04         4.77%          5               190%           0              41,183
3) Various lenders    5/19/04         4.77%          5               319%           0              360,173
4) Donner Corp, Intl. 2/1/03          6.43%          3               419%           0              41,242
5) Clement Wohlreich  7/25/03         6.43%          3               419%           0              500,000
                                                                                                 ---------

    Balance, 9/30/00                                                                            $ 995,058
                                                                                                 =============

NOTE 15 -      STOCK ISSUANCES

               On September 15, 2000, the Company issued 1,000,000 units of its common stock in conjunction with a private placement memorandum dated August 29, 2000 for cash of $3,000,000, or $3.00 per share. Each unit contains one share of common stock, and one warrant with a purchase price of $1.50 and exercisable for 3 years. None of the units were purchased by employees, officers or affiliates of the Company, nor was any business conducted with these investors.

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

               On December 9, 1999, the Company issued 49,020 shares of common stock valued at $0.71 per share for $35,000 of cash. The share issuance was part of a $600,000 private placement

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 15 -      STOCK ISSUANCES (Continued)

               On December 8, 1999, the Company issued 71,839 shares of common stock valued at $0.70 per share for $50,000 of cash. The share issuance was a part of a $600,000 private placement.

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

NOTE 17 -      PRIVATE PLACEMENT MEMORANDUMS

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

NOTE 17 -      PRIVATE PLACEMENT MEMORANDUMS (Continued)

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

         The Company has no profit to date. It has experienced a total of $17,580,905 in losses from inception of current operations on March 26, 1992 through to September 30, 2000. The Company's losses have resulted from the fact that its products are still in development and no sales have been generated.

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

         The Company's plan of operation for the next twelve months is as follows:

         (i) Since completion of its water quality certification on December 9, 1999, the Company has raised approximately $10 million pursuant to private placement financing which has allowed the Company to implement its Product Development Program, as well as to further business development, strategic partnering and acquisition activities. Based on an analysis of its sales and development costs, the Company intends to raise an additional $10-15 million pursuant to private placement and financing by the end of 2000, depending on the pace of actual sales and the acquisition activities of the Company, an additional round of financing (for a minimum of $100 million dollars) in the first half of 2001. The exact method by which this additional round of financing will be raised will be based on the maximization of shareholder value. The additional equity, if raised by the Company, will allow the Company to execute its business plan.

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

         (ii      The Company will be doing  technology and product  development in a number of areas. They are:

         a)       low-temperature  hydrogen  generation
         b)       ejectors
         c)       chemical-freewater pretreatment
         d)       enhanced heat transfer in plastic heat exchangers
         e)       high-performance alkaline fuel cells
         f)       Stirling engines

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

     Aquamax International Holdings BV and Keeran Corporation

           Our License from Aquamax/Keeran

In September 2000, we signed an agreement with Aquamax International Holdings, BV of the Netherlands and Keeran Corporation NV, a Netherlands Antilles
Corporation, providing for a worldwide license for their issued and pending patents and other intellectual property rights relating to the use of plastic heat evaporator condensers for the distillation of seawater. The scope of this license which we refer to as the authorized "field of use" is for the distillation of potable water from naturally occurring saline water in units of 1000 cubic meters per day or larger. Additionally, Aquamax/Keeran has also independently licensed certain of the same technology covered by its license to us to Hadwaco Oy, a Finnish company ("Hadwaco"), but for a separate and distinct field of use, that of wastewater treatment.

The basic terms of our license provide for the grant to us of an exclusive right to sell products within the above field of use utilizing (i) over 60 issued and pending patents and improvements on such patents, owned by Aquamax/Keeran, and
(ii) issued and pending patents owned by third parties to which Aquamax/Keeran has licensed rights. Currently, third party intellectual property to which we have rights consists of one international patent application of Hadwaco (which is expected to result in identical patents covering the identical invention in eight different countries) relating to a heat exchange element for a thin film heat exchanger. Hadwaco's patent application is directed to a manufacturing method to utilize the patented technology of Aquamax/Keeran covered by our exclusive license from them.

Under the terms of the license, we agreed to pay a total of $4,000,000 US Dollars and 600,000 shares of our common stock for this license. To date, we have paid to Aquamax/Keeran $400,000 dollars, but we have not issued to Aquamax/Keeran any shares of common stock pursuant to the license. The total purchase price, including the value of the shares to be issued which were measured as of the September 2000 effective date of the agreement, amounted to $6,540,000.

         Our Dispute with Aquamax/Keeran

Our license to all technology covered by the license agreement was to be exclusive within the specified field of use. Subsequent to the execution of the license agreement and to our making of the initial payments to Aquamax/Keeran under the license, we discovered that Aquamax/Keeran's license to Hadwaco's international patent application that was sub-licensed to us pursuant to the license agreement, was not exclusive, as was represented and warranted by Aquamax/Keeran. As a result, on December 22, 2000, we served on Aquamax/Keeran a notice of default under the terms of the license agreement. We demanded arbitration pursuant to the license agreement and asserted that there is a difference in the value of the Hadwaco sublicense because it is non-exclusive. The possible diminished value arises due to the fact that Hadwaco is free to license the same technology covered by the Hadwaco patent application to third parties for their (potentially competing) use in the field of use provided in our agreement with Aquamax/Keeran. Our request for arbitration was limited to the issue of the consideration we owe Aquamax/Keeran and does not assert that the license does not exist or is not effective. Aquamax/Keeran did not formally respond to our demand for arbitration. We suspended all further payments due to Aquamax/Keeran under the license agreement pending resolution of the dispute which is discussed below.

Nevertheless, we commenced development activities predicated on using the technology licensed from Aquamax/Keeran regardless of whether the amounts owed to Aquamax/Keeran and the value of the licenses are adjusted. The technologies licensed from Aquamax/Keeran are part of the long-range development program for distillation-based systems and are not part of the SWRO systems to be utilized in 2001. As part of monitoring developments in the desalination market and as mentioned in our discussion of the H2OkW System, there are several systems for distillation which we are continuously in the process of researching and evaluating.

         Potential Resolution of the Dispute

Arbitration proceedings have not commenced while the Company and Aquamax/Keeran engaged in settlement negotiations. These negotiations resulted in the execution by both parties and Hadwaco and Hackman Oy Abp (an affiliate of Hadwaco), of a non-binding Letter of Intent in June 2001. Contemporaneously, the Company entered into a related non-binding Letter of Intent with Hadwaco and Hackman Oy Abp. Under the Letters of Intent, the Company will form a new company ("Newco") in Finland. The Company would provide Newco with capital to purchase from Hadwaco its water remediation business, including all related intellectual property (which would include the patent underlying the license from Aquamax/Keeran that is the basis of our dispute with Aquamax/Keeran).

Between July 20 and July 25, 2001, the Company entered into agreements with Aquamax/Keeran, Hadwaco and Hackman, one purpose of which was to implement the aforementioned letter with intent and to settle all outstanding disputes between Aquamax/Keeran and the Company. Another purpose of the agreements was for the Company to acquire the water remediation business of Hadwaco.

The agreements with Aquamax/Keeran entered into on July 20, 2001 represent a renegotiation of the terms of the original license agreement entered into by the Company and Aquamax/Keeran in September 2000. Under the July agreements (a) the Company will make payments to Aquamax/Keeran of $1,800,000 in cash and 600,000 shares of common stock on August 31, 2001, unless extended by the parties, in addition to the $400,000 already paid to Aquamax/Keeran, in exchange for ownership of all the Aquamax/Keeran technology in any way connected to water treatment; (b) the Company will grant back to Aquamax/Keeran a royalty free, exclusive, worldwide license to exploit Newco's water desalination technology for applications where the volume of water processed is less than 1,000 cubic meters per day, except that after five years such license will be non-exclusive;
(c) the parties release each other from all claims and liabilities, including amounts due in connection with the Company's obligation under the September 2000 License Agreement as well as the Company's claim for a price reduction due to the non-exclusivity of the Hadwaco license.

Under the July 20, 2001 agreement with Hackman and Hadwaco: (a) the Company will form a new company (Newco) in Finland; (b) the Company will immediately provide Newco with $1,500,000 for the purchase from Hadwaco of a 100% interest in Hadwaco's existing and ongoing water remediation business, including all related intellectual property; (c) Newco's purchase price for Hadwaco's water remediation business will be $1,500,000 plus a 19% interest in Newco's common stock. The parties have agreed that on June 30, 2004 Newco will reacquire the 19% interest in its stock from Hadwaco at a price dependent on Newco's earnings and other factors but is not to exceed $2,000,000. The intellectual property transferred will include technology which Hadwaco has licensed to Aquamax/Keeran and Aquamax/Keeran, in turn, licensed to the Company. Newco's failure to repurchase the shares as provided would be a breach under the shareholder agreement that we expect to enter into with Hadwaco and Newco at closing for which Hadwaco would have the right to request arbitration thereunder. The Company has agreed to provide senior debt funding up to a principle aggregate amount of $7,500,000 over a period of three years from the date of closing of the Hadwaco purchase. The Board of Directors will determine the timing and amounts of the $7.5 million in loans by the Company to Newco. All dates are subject to extension by mutual agreement of the parties. See "Recent Developments - Aquamax/Keeran and Hadwaco." The terms governing the repayment by Newco to the Company of the $7.5 million in loans have not been established.


The agreement with Aquamax/Keeran remains subject to the satisfaction of certain conditions, including: (a) the Company's formation of "Newco" in Finland; (b) the Company's funding of Newco with enough working capital so that Newco will pay to Hadwaco, on or before August 31, 2001, $1,5000,000 for the purchase by Newco of certain assets constituting the water remediation business of Hadwaco; and (c) the Company must also pay to Aquamax/Keeran $1,800,000 and 600,000 shares of the Company's common stock on or before August 31, 2001.

The agreement with Hadwaco and Hackman remains subject to the satisfaction of certain conditions, including: Newco's acquisition of Aquamax/Keeran technology pursuant to the terms of the July 20, 2001 agreement between the Company and Aquamax/Keeran as described above.

On August 29, 2001, the Company entered into an agreement with Aquamax (International) Holdings B.V. and Keeran Corporation N.V. ("Aquamax/Keeran") to extend the deadline for consummation of the transactions set forth in the agreement executed on July 20, 2001 by and among Aquamax/Keeran, Balantum Oy and the Company. As amended, the closing of the transaction shall occur on the earlier to occur of September 28, 2001 or the first practically possible day after the Company becomes listed on the Nasdaq OTC Bulletin Board. Additionally, after August 31, 2001, the Company shall take responsibility for paying for the processing and maintenance of patents and patent applications which shall be transferred to Balantum Oy pursuant to the terms of the July 20, 2001 agreement. In connection with the extension agreement, the Company has assumed the obligation of Aquamax/Keeran to compensate a finder in connection with the transactions between Aquamax/Keeran and the Company an amount of $105,080 and 31,040 shares of the Company's common stock. On August 30, 2001, the Company entered into an agreement with Hadwaco OYJ ABP ("Hadwaco") to extend the deadline for consummation of the transaction set forth in the July 20, 2001 agreement by and among Hadwaco OYJ ABP, Hadwaco Ltd. Oy and the Company. Pursuant to the terms of the extension, the Company will pay to Hadwaco an aggregate amount of $150,000 in four weekly installments: $50,000 on each of September 7 and September 14, and $25,000 on each of September 21 and September
28. In the event that the closing of the transaction in the July 2001 agreement does not take place by September 28, 2001 and that is not the sole fault of Hadwaco, the amount paid will remain with Hadwaco as compensation for the delay. In the event that the closing in the July 2001 agreement does take place on or before September 28, 2001, Newco's payment obligations under the July 20, 2001 agreement shall be reduced by the amount paid for the extension.

           Our Accounting for the Aquamax/Keeran License

In September 2000, $400,000 was expensed in connection with the dispute with Aquamax/Keeran due to our belief at that time that the agreement would be terminated and the $400,000 would not be recoverable. At the time that the Company's financial statements for the year ended December 31, 2000 were filed, it was no longer likely that the transaction would be voided but the $400,000 expense was then left as an expense due to an error in preparing such financial statements. In connection with the process of preparing the Company's amended Form 10-KSB for December 31, 2000, we identified this aforementioned error and consider that amount to be a reasonable approximation of impairment of the asset that results from having received one patent that did not contain the exclusivity feature that was contemplated in the purchase price. In connection with this recharacterization of the amount expensed in September 2000 as an impairment rather than a contingent liability, our conclusion in this regard is based on a two-part assessment. The first part is a legal exposure analysis. Our general counsel reviewed the situation and estimated the recovery (i.e., estimated reduction in purchase price of the patent rights acquired under the Aquamax/Keeran license agreement) that we might expect by applying the standards of SFAS 5, Accounting for Contingencies, and the related American Bar Association Statement of Policy. The second part of the assessment was a proportionate value methodology. While no appraisal of the patents was conducted, we allocated the purchase price of the group of patents among the various elements of technology acquired (including the exclusivity feature of the Hadwaco patent) by applying our judgment, in consultation with our intellectual property attorney most familiar with the relative value of the patents. Both approaches resulted in amounts that approximated the $400,000 expensed in September 2000.

The full purchase price has been recorded as a liability and offset by the $400,000 paid to date. The full amount of the liability was recorded (without offset for potential reduction in resolution of the Hadwaco sublicense dispute) because management believes that: (1) based on the oral opinion of the Company's General Counsel, the full amount of the liability, until amended through negotiation or legal process, represents an enforceable liability as long as the Company retains the patent rights conveyed under the agreement; (2) the liability meets the accounting definition of a liability as stated in Statement of Financial Accounting Concepts No. 6, Elements of Financial Statements; and
(3) the reduction of the liability to anticipate a reduction in negotiations or legal process would result in recording a contingent asset that is prohibited by SFAS No. 5, Accounting for Contingencies. Accordingly, and since the Company intends to keep the patent rights, the Company has recorded the liability, and related asset, because under the terms of the agreement the Company has no discretion to avoid future payment of the remaining cash and common stock payable. The amount of payment under the agreement withheld pending resolution of the dispute was not indicative of the diminished value of the patent rights received as the management has estimated that approximately $400,000 of the purchase price represents the value of the exclusivity feature of the one patent that was not received. The failure of Aquamax/Keeran to deliver exclusive rights to all patents resulted in a condition of default by Aquamax/Keeran. Aquamax/Keeran has asserted that the Company's subsequent withholding of payment resulted in a condition of default by us.

The related asset is being amortized over the useful life of 10 years. While there are approximately 60 patents, they represent a "basket" or dependent set of intellectual property (IP set) which means that the primary patents are dependent in that they represent components of one end product. As such, useful life was assessed as a single life for the IP set. The individual patents have remaining patent terms ranging from 8 to 20 years. The life of 10 years was selected for the IP set as a whole because some of the key patents on which the others are dependent have a remaining term at the shorter end of the range. In addition to patent expiration pattern, the Company has assessed its expectations as to term of use of the patented technology in its revenue generating activities and concluded that the 10 year life resulting from the patent expiration pattern is appropriate.
                                       52

Our methodology for determining whether an impairment exists at balance sheet dates is to monitor our progress against the our vapor compression desalination development program described in the next paragraph. Prior to commencement of the plan of product improvement (PPI) described below, we will continue to monitor the desalination marketplace and assess whether any significant changes, such as emergence of new competing technologies, changes in market size and configuration, or changes in the competitor's business have taken place. This enables us to assess whether any market conditions threaten the viability of our planned business. If any such threatening conditions were to occur, we would assess whether the market value of our vapor compression desalination business is less than the carrying value of the assets employed in that business, including the Aquamax/Keeran patent assets. Market value, in such circumstances, would be based on fair value of future expected cash receipts or other methods. If the market value were to be less than the carrying value, impairment adjustments would be made. We would use any such significant negative market conditions as a factor in our continuous assessment of useful life of the assets employed in the vapor compression desalination business, including the Aquamax/Keeran patent assets. After implementation of the PPI, we will assess progress against the benchmarks within the PPI to determine whether impairment exists. If we conclude that impairment exists, impairment adjustments will be measured in the same manner as described above.

The Company has accomplished the first two steps of its vapor compression desalination development program: (1) acquisition of the Aquamax/Keeran technology; and (2) obtaining patent rights on its own technology that will be combined with the Aquamax/Keeran technology (preliminary patents filed August 2000 and nonpreliminary patents filed August 2001). The remaining step is to complete a PPI which consists of 14 projects, the combined effect of which is projected to yield a more economically viable seawater desalination system, with lower energy and operating costs for both the projected vacuum vapor compression system and the existing seawater reverse osmosis technology. The formal PPI was initially designed in 1997, after the first physical assessment of the Aquamax equipment in Finland. The program was thereafter continuously developed and refined to reflect new information gathered from the Aquamax equipment we have acquired and have under testing in Malta, as well as data gathered about competitive technologies from our consultants, and our own monitoring of the market. The planning, scheduling and cost estimating of the formal program was finalized in October of 2000. The PPI is expected to require approximately 4 full-time employees and 18 to 20 months to complete once additional funding of approximately $5 million is arranged. Neither the time, manpower requirements or cost necessary for the PPI have changed. Two of the projects represent critical path projects on which the 18 to 20 month time line will be dependent. The two critical path projects are: "High Efficiency Steam Ejector Development" Project, the goal of which is to replace a mechanical compressor with a high efficiency hypercritical ejector (OPC has a U.S. patent application in process) and the "Evaporator-Condenser Efficiency Increase" Project, the goal of which is to increase the overall efficiency of the vapor compression cycle by at least 30% (OPC has a U.S. patent application in process). Timely completion of the two critical path projects will be benchmarks for measuring progress for impairment testing purposes. Management believes the seawater desalination products market continues to be large, the competitive environment is substantially unchanged from that of September 2000 when the Aquamax/Keeran patent rights were obtained and continues to have the potential to generate substantial profits from which the investment in the Aquamax/Keeran patents can be recovered. The commencement of the PPI has been delayed until funding is arranged. Losing our eligibility to have our common stock traded on the Nasdaq OTC Bulletin Board has resulted in a delay to our arranging funding for the PPI for two reasons: first, because potential investors have elected not to invest until we are again eligible to trade on the OTC Bulletin Board; and second, as a result of the diversion of management resources to the task of amending the SEC filings and other efforts necessary to re-attain eligibility to trade on the OTC Bulletin Board. During the period that the PPI has been delayed by the unavailability of funding, the Company has assessed impairment of the carrying value of its assets employed in the desalination business by monitoring developments in the market for desalination products to determine if technological, competitive or market conditions indicate that the value of the assets (including the amortized cost of the licensed patents and the value of the research and development activities that were expensed as incurred including research leading to Ocean Power's three additional patents and the "know how" resulting from our testing of the unit in Malta) is less than the carrying value of the related asset consisting principally of the cost of the Aquamax/Keeran patent net of accumulated amortization and the previous impairment adjustment. Management's assessment of market conditions described above leads management to conclude that there has been no impairment of the Aquamax/Keeran related license agreement asset other than the $400,000 that was recorded in connection with the dispute with Aquamax/Keeran over exclusivity of one of the patents, as described below.

The license agreement was signed by the Company and Aquamax/Keeran representatives as of September 21, 2000, but because of questions raised as to the identity and authority of one Aquamax/Keeran signatory, an exhibit was added to the agreement solely to clarify the matter. Revised signature pages (signed by the original Aquamax/Keeran person and dated on the original September signing date) were received by us on October 2, 2000. The transaction was originally recorded in October 2000 in the belief that, until properly executed signature pages were received, it was not effective. Based on our reassessment of the circumstances, we have determined that the agreement became binding on September 21, 2000. Therefore, the September 30, 2000 financial statements were amended to reflect the transaction as occurring in September. The key points leading to the change in the Company's position as to the effective date were:
(1)  although  the name and  title of the  representative  signing  on behalf of
Keeran Corporation was not disclosed on the signature page or accompanying documents, the signature was an original and the signer had actual authority from Keeran Corporation to execute the agreement; (2) original signature pages for all parties were exchanged in September with the intent to be bound by the agreement; (3) the re-execution of the signature page on behalf of Keeran Corporation was by the same person and was dated by him to the original signing date, which presumably demonstrates that Keeran Corporation believed that the agreement was effective as of the original signature date; and (4) notwithstanding the position taken at the time by the Company's intellectual property attorney, that the agreement was not effective until the revised signature page was received, the Company had wire transferred the additional payment of $300,000 due under the agreement to Aquamax/Keeran on September 30, 2000, prior to receipt of the revised signature page. On the basis of these facts, the Company has concluded that the better view is that the agreement became legally binding on all parties during the third, rather than the fourth, quarter of 2000. Accordingly, the transaction has been accounted for as occurring in September 2000. The measurement date, for purposes of valuing shares of the Company's common stock due as part of the purchase price that is included in the accrued liability is as of September 21, 2000, because the effective date of the agreement is the date the rights to the patented technology were transferred to the Company.

         Our License to Aquamax/Keeran

Under the September 2000 license agreement we also granted to Aquamax/Keeran an exclusive worldwide license to sell products utilizing issued and pending patents and improvements (as defined in the license agreement) on our patents relating to mechanical or thermal vapor compression distillation applications. The scope of this license covers the distillation of potable water from naturally occurring saline water in units of less than 1000 cubic meters per day. In consideration for such license, Aquamax/Keeran was required to pay us royalties on the sale of the licensed products, plus 50% of any royalties they receive pursuant to sales by their sub-licensees. Since this was an advanced technology development program, the amount of future royalties due from sales were to be determined once the product was fully developed and the actual value of the technology was determined. Under the July 2001 agreements, Aquamax/Keeran will receive a fully paid up license for the same licensed technology in consideration for a reduction in purchase price to be paid by the Company for the Aquamax/Keeran technology.


  Sigma Elektroteknisk AS Acquisition

Ocean Power acquired its wholly owned subsidiary, Sigma Elektroteknisk AS (Sigma) because of Sigma's advanced work in the development of a single-cylinder Stirling engine system. A Stirling engine is an external combustion engine in which an ambient pressure burner is used to heat a gas sealed in the engine. The primary advantages of the Stirling engine are that the external combustion is cleaner, quieter and more efficient than internal combustion engines and, since it has fewer parts than an internal combustion engine, it is potentially lower in cost with higher reliability. Sigma's research and design work had focused on the development of an external combustion engine capable of generating 3 kW of electricity and 9 kW of recoverable heat. We acquired Sigma in order to obtain distributed power generation technology, such as Sigma's Stirling engines, that we believe is commercially viable and has demonstrated technical viability.

After having evaluated all other known Stirling systems and evaluated such factors as Sigma's core of knowledge and experience-based "know how," strategic marketing, relationships with potential customers, an established vendor base and its existing business plan, we concluded that Sigma, its product, its management team, its intellectual property and its market focus, represented the most attractive acquisition for us. At the time that we acquired Sigma, it had spent over four years developing its Stirling engine. Sigma had built and tested four prototypes -- three internally and one through an independent third party. These tests included running each of three engines for 400 hours followed by a wear analysis. The fourth engine had been run for endurance. Through these four prototype engines, Sigma accumulated a total of approximately 4,000 hours of operating experience prior to our acquisition. In addition to the engine testing, Sigma had identified the flaws in the initial burner design and completed a redesign intended to be more efficient with significantly lower emissions. Prior to our acquisition, Sigma had focused primarily on developing customers in Europe. Sigma's relationship with Statoil (which is discussed above under "The Business - Distributed Power Generation/Renewable Energy Technologies
- Strategic Relationships - Personal Combustion Power ("PCP") Project") and the Norwegian government had been in place since 1998. Outside of Norway, Sigma was in serious negotiations with two boiler manufacturers, including Baxi Group Ltd., which led to the final selection of Baxi as the first system integrator (see our discussion of our agreement with Baxi below). Additionally, Sigma was then engaged in ongoing discussions with utilities and energy service companies from all over Europe. Prior to our acquisition, Sigma had focused its business efforts on customers in Norway, with business development in Europe.

For the reasons set forth above, we concluded that Sigma had a clearly defined Stirling engine product with strong market potential, that would best meet our needs and, therefore, warranted an acquisition price of $7,862,148 which consisted of shares of our common stock valued at $5,500,000 and assumption of $2,362,148 of Sigma's liabilities.

We have concluded that Sigma's Stirling engine held strongest potential for economic viability in the distributed power market. Because the Sigma engine combines both the displacer piston and the working piston into the same cylinder for more compact engine design, it contains fewer parts and because of its design simplicity and related operating reliability, we believe the Sigma Stirling engine offers significant advantages over competing Stirling engines. Our plan is to arrange for the manufacture of these engines by companies that build engines for the automobile industry, thereby reducing the Company's potential capital needs to produce a commercially viable distributed power product.

Another factor drawing us to Sigma was its focus on what we believe could be a profitable business in the growing distributed power market in Europe -- home heat and power generation. We believe that Sigma's focus can enable us to develop a source of revenue from Sigma's Stirling engine design within as few as 15 months from acquisition (November 2001). We are seeking to configure Sigma's basic engine design for a range of other uses in the commercial and industrial power markets, as well as adapting these engines as a power source for our H20 kW sea water desalination systems. We believe that Sigma's basic one-cylinder model can be expanded from the current 3 kW to up to a 25 kW engine with no basic design change. Our long-term plan, ultimately, is to seek to combine several 25 kW engine systems in parallel arrays that will allow us to install distributed power systems from kilowatts to megawatts with one basic design that can share many common parts; thereby reducing the cost to produce the power systems. This manufacturing efficiency, coupled with the inherent flexibility of the fuel sources for a Stirling engine (any heat source will do, such as oil, gas, solar power or any biomass) we believe will cause Stirling engines to have significant commercial advantages as a source of distributed power over other distributed technologies such as fuel cells, with their more stringent fuel requirements.

The purchase price for Sigma of $7,862,148 represents the market value of the shares of our common stock issued in the acquisition of $5,500,000 plus liabilities of $2,362,148 assumed. In accordance with generally accepted accounting principles, we allocated $1,272,392 of this purchase price to Sigma's tangible and intangible assets representing our estimate of the fair value of such net assets. Of the portion allocated to tangible and intangible assets, approximately $978,000 was allocated to patents owned by Sigma. In the absence of a third party appraisal of the individual assets and liabilities of Sigma at the date of the acquisition, and the absence of an "open market" for patents from which a market value could be determined, we estimated fair value of the patents as being approximately equal to their carrying value in the books of Sigma. Our decision was based on the following: (1) Sigma had acquired the patent rights in negotiated transactions in 1997 and 1998, which established their value at those dates, and (2) after acquisition of the patents, nothing had occurred at Sigma or in the market place to warrant a change in the market value of the patents, except for a reduction in value due to the passage of time which had already been taken into account by Sigma's amortization of the patents' carrying value for 23 months of the 134 months remaining on the term of the patents. The remaining portion of the purchase price ($6,589,756), which represented the excess of the purchase price over the fair value of Sigma's identifiable tangible and intangible assets, was recorded as goodwill.

The process of allocating the purchase price for the Sigma acquisition included assigning an estimated useful life to the patents and goodwill for purposes of amortizing their carrying value of these assets on our financial statements as required by generally accepted accounting principles. The useful life assigned to the patents was 90 months (representing the remaining weighted average terms on the patents at the date of the purchase of Sigma by the Company) and 10 years for the goodwill which resulted from the acquisition. The time periods assigned for these useful lives recognized that Sigma (1) was well along in its technical development, (2) had identified a market for its product (i.e., the residential distributed heat and power market in Europe), and (3) had developed a business plan to exploit the European market for combined heat and power generation. Our expectation at the time of allocating the purchase price was that the Sigma business would begin generating modest amounts of revenues in late 2001 or early 2002, and that commercial production would begin in 2003 and continue on a profitable basis at least through 2010, which would be 10 years from the date of the acquisition.

We evaluate the carrying value of patents and goodwill for impairment by monitoring the progress of the Sigma business against expectations of accomplishment as well as developments in the market place with respect to competing technology, obsolescence or other factors bearing on the commercial viability of the Company's business. These expectations were informally established at the time of the acquisition of Sigma in August 2000 and were set forth in a business plan dated April 2001 which was updated in August 2001. Until the updated business plan from August 2001, the Company's approach to assessing impairment of Sigma-related assets was to monitor, without the formal use of benchmarks, Sigma's progress against our expectations for development of the technology and the positioning of such technology for commercial operations under Sigma's business plan. Given that the Stirling engine development project is discretely centered in Sigma, the small size of Sigma and the close working relationship between Sigma and Ocean Power management teams, management believes that it had sufficient information to recognize whether or not impairment was likely. From the time of our acquisition of Sigma, Ocean Power has monitored its progress in developing its Stirling engine. At the time of our acquisition, we made it clear that we wanted to add a major manufacturing cost reduction effort and US market development to Sigma's business plan. This monitoring process has included establishing a regime of weekly conference calls, regular visits, planning sessions, and design reviews. We also instituted an outside review of Sigma's progress by consultants, including Ricardo and Kockums. These plans have specific development goals and progress has been carefully monitored. This monitoring program was augmented by the April and August revisions to the Sigma business plan and remains on-going.

The above mentioned activities were documented in normal engineering fashion. Notebooks, PowerPoint presentations, timelines, schedules, design review documents, drawings and hardware were all generated. Management also received regular reports on the various activities.

With frequent contact among the CEO of Sigma, Ocean Power's Director of Manufacturing, Chief Scientist and other staff, as well as regular visits and internal reports, management concluded that all activities were progressing acceptably. Continuous monitoring of competing technologies and review of our development progress led management to believe that the new technologies Sigma was applying to Stirling engines could result in competitive advantages and the total value of their basic patents has not decreased.

The Board of Directors and management of Ocean Power were regularly apprised of the progress on all activities, including Sigma. Based on management's regular monitoring, we concluded that no impairment of the goodwill or Sigma patents existed at any of the balance sheet dates since September 2000.

Beginning in August 2001, the benchmarks in the development plan are being monitored and will be updated quarterly. We would view any failure to meet an established benchmark by a significant degree as an indication that there may exist an impairment of goodwill and/or the patent assets. In such case, we will compare the then-estimated fair value of Sigma (using present value of projected future cash flows of the Stirling engine business, adjusted to reflect the change in circumstances leading to failure to meet the benchmark) against the carrying value of the assets of the Stirling engine business. We will recognize an impairment adjustment if the fair value of the Stirling engine business is less than its carrying value. The assessment might also result in a change in useful life of patents or goodwill even if an impairment adjustment is not required. Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, will be effective January 1, 2002 for the Company and, from such date, the Company will apply its provisions, and those of other accounting pronouncements referenced therein, for assessing impairment.

The development benchmarks for Sigma's Stirling engine business are as follows:


               Targeted Completion Date                                      Benchmark
------------------------------------------------------- -----------------------------------------------------
First Quarter of 2001                                   Prime customer agrees to collaborate in
                                                        development efforts
------------------------------------------------------- -----------------------------------------------------
Fourth Quarter of 2001                                  Second generation prototype available to Sigma for
                                                        testing
------------------------------------------------------- -----------------------------------------------------
Fourth Quarter 2001 or First Quarter 2002               First proceeds from sale of prototypes
------------------------------------------------------- -----------------------------------------------------
Late First Quarter or early Second Quarter of 2002      Release of second generation prototype for external
                                                        testing
------------------------------------------------------- -----------------------------------------------------
Second Quarter 2002                                     Micro combined heat and power system ready for
                                                        internal testing
------------------------------------------------------- -----------------------------------------------------
Third Quarter 2002                                      Freezing (finalization) of design of the second
                                                        generation prototype
------------------------------------------------------- -----------------------------------------------------
Fourth Quarter 2003                                     Commence production of product (small energy
                                                        converter with electrical output of 3 kW and
                                                        thermal output of 9 kW)

Sigma successfully achieved the first benchmark in March 2001 by reaching agreement with Baxi Group Ltd, a major manufacturer of boilers in the United Kingdom to collaborate with Sigma in developing a micro-CHP package for residential use consisting of the Sigma Energy Converter (Sigma Stirling engine) in a metal cabinet which also contains controls, electrical connections and tanks to both heat and power system. The Company expects that the collaboration will take the form of a vendor-customer relationship and not include a legal entity, such as a partnership or joint venture.

The milestones have remained unchanged since the date of acquisition of Sigma and we are on schedule. Nothing has occurred to date that brings into question the valuation of the long-lived assets of Sigma or their useful lives.

Our initial anticipated time-line to develop our 3 kW Stirling engine for commercial use was three years from the date of initial funding of the capital necessary to continue the work already begun by Sigma before the date of the acquisition. The initial funding and commencement of work began in September 2000 and, as of August 2001, there has been no change to the plan of development. To reduce the risk that the time necessary for development will have to be extended, the Company has contracted for outside engineering support from Ricardo Inc.

Our initial estimate of our funding requirements to achieve the benchmarks set forth above was approximately $19.9 million, which amount continues to be the estimate. The $19.9 million aggregate amount needed over a three year period to fund the activities in the Plan of Development is as follows: $700,000 in 2000, $9.0 million in 2001, $6.7 million in 2002 and $3.5 million in 2003. As of August 2001, the Company has provided approximately $3.0 million of the $9.7 million originally projected to be needed in 2000 and 2001. While the remaining $6.7 million has not yet been provided to Sigma, it has been able to meet the Stirling engine benchmarks to date by (1) focusing on the core activity of designing, developing and engineering a production prototype of the first generation Sigma 3kW electric/9 kW thermal Stirling engine; (2) using available funds of $3.0 million; (3) obtaining vendor credit of $1.0 million; (4) deferring development tasks (and the related costs) that were not part of the core activity and could be deferred without causing delay to the time line for development; and (5) converting of debt to stock of Ocean Power. By focusing on the designing, developing and engineering of a production prototype of the engine, we have been able to complete a pre-mass production engine ready for manufacture. We have also been able to have Ricardo, our engineering consultant, begin planning the design and manufacture of the second generation prototype engine, which is intended to be lighter, simpler in design and less expensive that the first generation engine. Thirty units of the second generation prototype units have been ordered and are under production. The first three units are scheduled for delivery (subject to the availability of funding) in the fourth quarter 2001. In fourth quarter 2001 or first quarter 2002, we expect (subject to the availability of funding) to start generating cash flow from the release of second generation prototype engines to utilities and other potential customers for testing. Because of the low volume of production, pricing of these second generation engines will only cover the high initial manufacturing cost of the initial thirty units. Therefore, early stage production will not generate sufficient cash flow to fund other development tasks such as the deferred activities and other second generation development activities such as marketing.

With respect to the conversions of debt to equity, Statoil converted approximately $381,000 of its loans to Sigma into approximately 119,000 shares of common stock of the Company. The temporary solution to our shortfall in available funding was to focus on core activity. Additional funding will be needed during the remainder of 2001 or the early part of 2002 to complete the development tasks deferred during 2001 and to complete the benchmarks established for the time period and to avoid an impairment in the value of the Sigma assets (including patents and goodwill).

During the course of discussions with potential customers relating to a possible business relationship, such as related to marketing, manufacturing, and installation of our products, some of our potential customers expressed an interest in purchasing equity securities of the Company. While we have had preliminary discussions with potential customers concerning the possibility of such an equity investment in the Company, we are not currently discussing with any potential customer the terms of any such investment. The Company has no intention of issuing equity securities to acquire customers for no, or nominal, cash consideration.

While management believes sufficient funds can be raised from external sources of capital, no assurance can be given that the funding will be obtained. In the event that funding is not available, or is only available on terms that the Company believes are unfavorable, adequate funding may not be obtained which could have a material adverse effect on the Company's financial position, results of operations and liquidity and would result in delays in the expected schedule and would likely result in an impairment of the carrying value of Sigma assets (including patents and goodwill) and could lead to a reduction in the estimated useful life used to amortize these assets.

Our initial estimate, which remains unchanged, of our manpower requirements for the Stirling engine development plan was a total of 53 people by 2004. Sigma currently has 20 employees. To develop the Stirling engine as we currently plan, we anticipate increasing Sigma's manpower to approximately 26 by the end of 2001, to 38 in 2002 and to 45 in 2003. At the time of acquisition in September 2000, Sigma had six full-time employees and by the end of 2000 that had increased to ten. For the current year 2001, Sigma expects to increase that amount by 16 to reach the total of 26 by year end. Sigma increased its full time employees to 16 by March 31 and to 20 by June 30 of this year. To date, Sigma has met its expected manpower requirements.


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

NONE

ITEM 5.  Other Information

NONE


ITEM 6.  Exhibit List and Report on Form 8-K

         (a)  On October  19,  2000 the  company  filed a report on Form 8K/A.*

*Previously filed

                                   SIGNATURE:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                             OCEAN POWER CORPORATION


                             By: /s/ Joseph P. Maceda
                             ------------------------
                                     Joseph P. Maceda, President


September 4, 2001