Form 10KSB/A
period 2000-12-31
OCEAN POWER CORP
filed 2001-09-04
CIK 1102423

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                        Amendment No. 1 to Annual Report

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
(State or other jurisdiction of                   (I.R.S. Employer
incorporation of organization)                    Identification No.)

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

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $0________.

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

      Aquamax International Holdings BV and Keeran Corporation

           Our License from Aquamax/Keeran

In September 2000, we signed an agreement with Aquamax International Holdings, BV of the Netherlands and Keeran Corporation, a Netherlands Antilles Corporation, providing for a worldwide license for their issued and pending patents and other intellectual property rights relating to the use of plastic heat evaporator condensers for the distillation of seawater. The scope of this license which we refer to as the authorized "field of use" is for the distillation of potable water from naturally occurring saline water in units of 1000 cubic meters per day or larger. Additionally, Aquamax/Keeran has also independently licensed certain of the same technology covered by its license to us to Hadwaco Oy, a Finnish company ("Hadwaco"), but for a separate and distinct field of use, that of wastewater treatment.

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

 Distributed Power Generation / Renewable Energy Technologies

Our initial efforts in the area of distributed power and renewable energy were planned to support and reduce the cost of our seawater desalination business. The Company has since established a plan to develop distributed power and renewable energy sources business independent of our desalination business.
Therefore the sale of generated distributed power and distributed power equipment is expected to follow two separate lines of business.

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

Distributed power involves the local production and local consumption of useable electric power. Our plan is to continue to develop, acquire or license a portfolio of advanced technologies (or interests in such technologies) such as Stirling engines, fuel cells, and solar concentrators and to continue to combine these technologies into integrated systems for the economic and profitable generation of distributed power.

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

There are four main reasons for the above focus:

o Older houses (~ pre 1975) constitute the bulk of the market, some 80% of the housing stock.
o Replacement boilers represent 80% of the boiler market.
o Large houses are more profitable for micro CHP (because of the larger energy demand)than smaller or medium size houses.Micro CHP systems will be introduced into the market via this segment.
o Natural gas is considered to be the fossil energy carrier that for environmental reasons will dominate in the foreseeable future.

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

1) An energy service company (ESCO) or utility must be identified and a joint venture relationship defined. These joint ventures will generally be limited by local geographic region. These ESCOs will be responsible for purchasing, installing, maintaining, operating and fueling the MicroCHP systems. They will also bill the end user as well as deal with all regulatory compliance in their territories. Statoil is the first ESCO under contract and they are in discussion about the scope of the next phase of their commercialization plan (see Strategic Partners). Discussions are underway with prospective ESCOs in Germany, Holland, the UK and the US. At this time there are no material documents to disclose.

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

2) An original equipment manufacturer (OEM) is the next key element in the Company's commercialization plan. These entities may be boiler manufacturers, air conditioning manufacturers, automotive subsystem suppliers or providers of complete power systems currently using other technologies. These companies will perform the final system integration of the actual unit that the ESCO will install at the customer's site. Since the electrical and building codes vary from country to country and the finished systems would be expensive to ship long distances, local OEMs will be selected in each major market. Draft documents are currently being reviewed with major OEMs in Germany and the UK. Prospective OEMs have been identified in the US and Holland. As soon as the first agreements are finalized in either the UK or Germany, these will be used as a template for other territories. A key requirement that we will demand of our OEMs is that they provide the capital necessary to produce sufficient units to support regional sales. Since these systems promise a significant expansion of their businesses, many OEMs are actively seeking micro power opportunities. This leads the Company to believe that there will be sufficient manufacturing capacity and interest from qualified OEMs to support its business plan.

3) The final component of our strategy is the manufacturing of the Stirling power plant that is the heart of the MicroCHP system. Ocean Power has already engaged Ricardo Inc. (see Strategic Partners) to start the process of taking the working prototypes and redesigning them for high-rate, lower-cost production. Their initial pre-production prototypes should begin testing in Q4 2001. Although Ricardo can manufacture up to a few thousand units, they are working actively with Ocean Power to identify the appropriate Tier 1 auto supplier to take over production when demand exceeds Ricardo's capacity. In the long run, the Company plan's to subcontract manufacturing of the Stirling engines to major automobile manufacturers. Currently the manufacturing capacity of engine manufacturers worldwide exceeds demand and the Stirlings, which can be made using the same materials and processes as conventional engines, offer an attractive method of absorbing some of that capacity. Since the efficiency of engine manufacturing plants increases each year, the Company doesn't believe that this overcapacity will disappear.

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

Stirling's engines can offer businesses substantial economic advantages over traditional power stations in terms of:

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

Recent Acquisitions

On August 10, 2000, we completed the acquisition of SIGMA Elektroteknisk AS, a Norwegian company ("Sigma") located in Holen, Norway, with the exchange of 100% of the shares of common stock of Sigma for 1,718,748 shares of our restricted Common Stock. Sigma is the developer of a 3kW electrical/9 kW thermal Stirling Engine power plant for use in a power generation system for the home. As discussed in the audited financial statements of Sigma (Note 6), the company is a development stage company with no significant operating results to date, and the company's auditors have included a going concern opinion in their report on the company's audited financial statement issued as of December 31, 1999. Its net operating loss carry forward as of December 31, 1999 was $6,148,000. Included in the assets of Sigma acquired were three patents directed to energy converters and/or motion transmitting mechanisms for use with Stirling engines, that Sigma had previously purchased from Silent Clean Power i Lund AB, a Swedish Company for $1.3 million.

Strategic Relationships

         Personal Combustion Power ("PCP") Project

Since October 1997, Sigma has taken part with Statoil Norway ("Statoil") and the Norwegian Government Development Fund ("SND") in a multi-stage testing program to develop and commercialize a Stirling engine-driven micro Combined Heat and Power unit ("MCHP"). The program started with a market study begun in 1996. In October 1997, the next phase, the development of the working prototypes, began upon installation of the Sigma Stirling at Mongstad and will continue through this year. On October 6, 2000, Sigma shipped the first Stirling engine test container for installation at the test site at Mongstad on the West Coast of Norway. The Stirling test container holds a working prototype 3kw electrical 9kw thermal engine developed by Sigma for micro combined heat and power. After installation at the test site, which is operated by Statoil, the planned verification test will be started with natural gas as fuel. This test program is important because it is the first endurance test of a MCHP unit under actual field conditions. Sigma, Statoil and the Norwegian Governmental Development Fund ("SND") are all contributing to this test program.

Sigma was responsible for directing the manufacture of the Stirling engine and contributing the necessary technology. Statoil has provided Sigma with research advances and it is primarily responsible for conducting the testing of the engine by providing both personnel and natural gas. The advances made by Statoil totaled $473,145 as of December 31, 2000. These advances are convertible into shares of Sigma common stock at a conversion rate of NOK 15 per share (which equaled $1.87 at the time of the Company's acquisition of Sigma). SND's contributions for the PCP project have been provided in the form of loans to Sigma for which Sigma has issued notes to SND in the aggregate amount of $734,349 as of December 31, 2000, bearing interest at a variable rate, which was 10.9% as of December 31, 2000. Amounts owed to SND under such notes are not convertible into shares of Sigma capital stock, but SND is entitled to certain royalties in the event that Sigma realizes between $30 and 40 million in accumulated sales from the commercialization of the technology developed from the PCP project. Negotiations are underway with Statoil to extend this program into the multi-phase commercialization of this technology over the next several years.

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

         Ricardo US

A global power-train engineering and consulting firm has been contracted to assist in the implementation of a high-rate manufacturing program. Sigma has a preliminary design-engineering contract with Ricardo Inc. to support the design and development of their current Stirling cycle engine. Support from Ricardo was sought to redesign the lower end portion of the Stirling for cost effective high volume production, long-term durability and to meet specific functional requirements of MCHP applications.

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

Baxi Group Ltd.

On March 6, 2001, the Company's wholly owned subsidiary, SIGMA, entered into a collaboration agreement with Baxi Group Ltd. (a manufacturer of heating systems in Europe). The objective of the agreement is for Sigma and Baxi to collaborate in developing and marketing a prototype combined heat and power product (micro-CHP) package for residential use in the United Kingdom consisting of the Sigma Energy Converter (Sigma Stirling engine) in a metal cabinet which also contains controls, tanks and electrical connections to both heating and power systems. The prototype micro-CHP package is intended to be installed in older and larger houses as replacements for boilers that have reached the end of their service life.

It is contemplated that Sigma will continue its development of Stirling engines and Baxi will work on the ancillary parts to complete the micro-CHP package. Baxi will act as systems integrator. The agreement calls for the parties to work together in assigning sufficient priority and allocating necessary resources (which have already been budgeted by Sigma) to the project to develop the package in a mutually agreeable time frame, which is currently anticipated to be by mid-2002. Information and data resulting from the collaboration will be equally shared by both parties, however each party retains its own intellectual property rights for its inventions. The micro-CHP package is intended to be a possible replacement for Baxi's boiler products which are owned and sold throughout the United Kingdom. Baxi's experience in this residential market is of great value in helping address issues of specification, performance, code compliance, operation and maintenance issues as well as installation.

Under the agreement, the parties are free to work in parallel with third parties on other micro-CHP projects. Pursuant to the terms of the collaboration agreement, each party pays its own expenses. The agreement has no fixed termination date, but can be terminated at any time by either party on three months notice. Subject to satisfactory results during the term of the agreement, the parties would transform the agreement into a long-term commercial agreement by July 2002. The terms of a long-term commercial agreement have not been negotiated. No assurance can be given that the long-term agreement will be entered into.

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

In December 2000, we commenced discussions with Organic Power regarding the potential purchase of up to 50% of Organic Power's stock. These discussions, which were the subject of a non-binding memorandum of understanding dated December 20, 2000, are currently on going.

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

Through Ocean Power's license agreement with Aquamax/Keeran, Ocean Power has (i) an exclusive, worldwide license (within the field of seawater desalination) under more than sixty patents and patent applications, including issued patents in a variety of foreign countries and international patent applications and (ii) an exclusive worldwide sub-license (within the aforementioned field of use) for a variety of rights licensed to Aquamax/Keeran, including a license under one patent application owned by Hadwaco relating to a heat exchange element for a thin film heat exchanger which was filed in Finland under the rules of the Patent Cooperation Treaty ("PCT") and licensed to Aquamax/Keeran. Under the PCT rules, applications based on and identical to the application were then filed in the respective patent offices of various designated PCT member nations, namely Australia, Brazil, Canada, Japan, South Korea, Norway, the United States and the European Patent Office. All of the patents covered by the license agreement are directed to the fabrication and operation of distillation equipment, including but not limited to structural improvements, manufacturing techniques and performance enhancements which increase efficiency and reduce cost of manufacture. Aquamax/Keeran's worldwide license under the Hadwaco patent application and their sub-license of this technology to us is currently subject to arbitration between us and Aquamax/Keeran. For a discussion of this dispute, see the disclosure above in "Strategic Relationships -- Aquamax International Holdings BV and Keeran Corporation."

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

                                  Water Quality
                     (A summary of drinking water standards)
             (Values in milligrams per litre, except for pH levels)

             Constituents Power                   WHO(2)            EC(3)            EPA(4)              Ocean
Total Dissolved
  Solids (TDS)...........................     less than or     less than or     less than or      less than or equal
                                              equal to 100     equal to 200     equal to 500      to 50
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

Whether we become and remain profitable will depend upon our ability to generate and sustain increased revenues in excess of our expenses. We expect to experience significant growth in our operating expenses for the foreseeable future and that our revenues during this period will not be sufficient to offset our expenses. Therefore, we expect to continue to incur substantial losses and to operate on a negative cash flow basis for at least the next two years. We have had significant net losses since inception and, at December 31, 2000, our accumulated deficit was $20,028,591. To date, we have recognized minimal revenue and our ability to generate revenue going forward is highly uncertain. In addition, we currently intend to have substantial operating expenses relating to marketing, hiring additional personnel and developing our technology. Therefore, we expect to continue to have significant losses and to operate on a negative cash flow basis for at least the next two years as we try to grow our customer base and our technological platform.

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

We have made forward-looking statements in this prospectus, including in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are based on our management's belief and assumptions and on information currently available to our management. Forward-looking statements include all information concerning our possible or assumed results of operations, business strategies, financing plans, competitive position and potential growth opportunities. Forward-looking statements also include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believes," "expects," "anticipates," "intends," "plans," "estimates" or similar expressions. Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. We do not intend and are not obligated to update forward-looking statements after the date of this Form 10-KSB.

ITEM 2.  DESCRIPTION OF PROPERTY

The main office of the Company is currently located at 5000 Robert J. Mathews Parkway, El Dorado Hills, California 95762. It leases a 21,600 square feet building which is currently configured as office, engineering and warehouse space. The term of the Lease is for 5 years commencing April, 1997 and ending April 30, 2002. The company has two, three-year options to extend the lease. As adequate financing becomes available to the Company, laboratory, test facilities, and system integration facilities and a manufacturing facility for proprietary components will be built. In addition, the Company leases a limited amount of office space in New York City.

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

                                                                      High              Low
                        Quarter Ended                                 Ask$              Bid$            Close$
March 1999.................................................           8.10              6.20             6.80
June 1999 .................................................           5.40              5.10             5.30
September 1999 ............................................           2.25              1.50             2.12
December 1999..............................................           1.37              1.25             1.37
March 2000 ................................................          13.37              1.56             7.50
June 2000..................................................           5.75              3.00             4.06
September 2000 ............................................           6.15              2.85             5.00
December 2000..............................................           5.50              2.37             3.40

      Source: Financial Web.  Historical Data

Please note that until June 22, 1999, which is the date of the merger of PTC Group (which had a public market for its securities) into PTC Holdings (which had no market for its securities before the merger), the above prices including those of June, 1999 were for PTC Group only. As of March 29, 2001, the closing price of the Company's Common Shares was $ 2.66 per share.

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

         D. On August 8, 2000, the Company granted Weckstein additional options to purchase 100,000 shares of the Company's common stock at an exercise price of $3.50 per share, which options will expire August 8, 2003. The Company granted these options in consideration for Weckstein's agreement to provide certain additional services, including introductions to European utility companies, South American desalination market opportunities, institutional investors and private placement opportunities. The closing sales price for these shares on the date of the amendment was $3.58 per share.

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

         5)  Issuance to Clement J. Wohlreich

By agreement dated January 1, 2000, the Company contracted for financial, marketing and management services with Clement J. Wohlreich ("Wohlreich"). Wohlreich has been a member of various national stock exchanges from 1967 through 1987. In 1987, he formed his own OTC trading firm and is self-employed. He is also the manager of the San Francisco office of Electronic Trading Group who have 20 offices in the US and overseas.

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

         16) Private Placement For $3,000,000.

On August 29, 2000, the Company issued to 22 persons a total of 1,000,000 units consisting of one share of common stock and one warrant to purchase one share of common stock, at a unit price of $3.00 for cash in a total amount of $3,000,000. Each warrant entitles the purchase of one share of Company common stock at a price of $1.50 per share and expires three years from the time of the unit purchase. The market value of the shares on August 29 was $5.00.

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

The Company is developing modular seawater desalination systems integrated with environmentally friendly power sources. It is also developing stand-alone modular Stirling based power systems. These systems are intended to be sold to a series of regional joint ventures that will ideally take 15-25 year contracts to sell water and power. If successful, this will provide the Company dual income streams from both equipment sales and royalties from the sale of water and power. Entry into joint ventures may involve certain risks such as exposure to liabilities incurred by the other joint venturer and the need to share certain intellectual property with such joint venturers. However, the Company plans to limit these risks by forming such joint ventures with entities which limit liability of their owners, such as corporations and limited liability companies. The Company does not currently plan to license its intellectual property to these joint ventures. All such intellectual property will remain the property of Ocean Power. Furthermore, any enhancements to Company's intellectual property arising out of the joint venture will be licensed back to the Company for its use.

The Company has had no profit to date. It has experienced a total of $9,104,775 in losses for the year ended December 31, 2000. The Company's losses have resulted from the fact that its products are still in development and no sales have been generated.

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

The Company currently has outstanding debt with an aggregate principal amount of $11,545,504 as of December 31, 2000. For the year ended December 31, 2000, the Company has issued 210,733 shares of common stock in conversion of, or to otherwise retire or cancel, debts of the Company with an aggregate principal amount of $431,812. These issuances of common stock are more fully described in
Part II, Item 5 of this Form 10-KSB.

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

         (ii)The Company will be doing technology and product development in a number of areas. They are:

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

We evaluate the carrying value of patents and goodwill for impairment by monitoring the progress of the Sigma business against expectations of accomplishment as well as developments in the market place with respect to competing technology, obsolescence or other factors bearing on the commercial viability of the Company's business. These expectations were informally established at the time of the acquisition of Sigma in August 2000 and were set forth in a business plan dated April 2001 which was updated in August 2001. Until the updated business plan from August 2001, the Company's approach to assessing impairment of Sigma-related assets was to monitor, without the formal use of benchmarks, Sigma's progress against our expectations for development of the technology and the positioning of such technology for commercial operations under Sigma's business plan. Given that the Stirling engine development project is discretely centered in Sigma, the small size of Sigma and the close working relationship between Sigma and Ocean Power management teams, management believes that it had sufficient information to recognize whether or not impairment was likely. From the time of our acquisition of Sigma, Ocean Power has monitored its progress in developing its Stirling engine. At the time of our acquisition, we made it clear that we wanted to add a major manufacturing cost reduction effort and US market development to Sigma's business plan. This monitoring process has included establishing a regime of weekly conference calls, regular visits, planning sessions, and design reviews. We also instituted an outside review of Sigma's progress by consultants, including Ricardo and Kockums. (For further description of our relationships with Ricardo and Kockums, see "The Business - Distributed Power Generation/Renewable Energy Technologies - Strategic Relationships - Ricardo US" and "The Business - Distributed Power Generation/Renewable Energy Technologies - Strategic Relationships - Kockums, Sweden".) These plans have specific development goals and progress has been carefully monitored. This monitoring program was augmented by the April and August revisions to the Sigma business plan and remains on-going.

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

Sigma successfully achieved the first benchmark in March 2001 by reaching agreement with Baxi Group Ltd, a major manufacturer of boilers in the United Kingdom to collaborate with Sigma in developing a micro-CHP package for residential use consisting of the Sigma Energy Converter (Sigma Stirling engine in a metal cabinet which also contains controls, electrical connections and tanks to both heat and power system (See Micro CHP strategy in Item 1, "Description of Business, Residential Market Strategy, Micro CHP"). The Company expects that the collaboration will take the form of a vendor-customer relationship and not include a legal entity, such as a partnership or joint venture.

The milestones have remained unchanged since the date of acquisition of Sigma and we are on schedule. Nothing has occurred to date that brings into question the valuation of the long-lived assets of Sigma or their useful lives.

Our initial anticipated time-line to develop our 3 kW Stirling engine for commercial use was three years from the date of initial funding of the capital necessary to continue the work already begun by Sigma before the date of the acquisition. The initial funding and commencement of work began in September 2000 and, as of August 2001, there has been no change to the plan of development. To reduce the risk that the time necessary for development will have to be extended, the Company has contracted for outside engineering support from Ricardo Inc. A description of our work with Ricardo is set forth above under "The Business - Distributed Power Generation/Renewable Energy Technologies -Strategic Relationships - Ricardo US."

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

Aquamax/Keeran
Our strategic objective for acquiring or licensing the Aquamax/Keeran intellectual property was to secure rights to a technology with existing commercially viable applications that we believe can provide the basis for developing economically viable seawater desalination equipment based on a vapor compression distillation cycle.

The deficiencies with the majority of commercial vapor compression systems are twofold: the cost of capital equipment is too high to support the target product water cost and certain component failure modes (for example, compressor leaks) make other commercial technology unreliable. Based upon our experience and our study and analysis of the Aquamax/Keeran technology (including modification and testing of Aquamax/Keeran equipment that resulted in a working, and potentially marketable, thermal compression seawater desalination system that served to confirm our plan of product improvement to improve performance and cost factors to make the market more competitive), we believe that the Aquamax/Keeran technology, when combined with planned technical improvements currently under development by us, could will serve as the basis for an economically viable sea water seawater desalination system which employs a vapor compression distillation cycle. The development tasks remaining involve the transition of proven technologies from water remediation to seawater desalination. As such, we are applying technology that has been used in other applications with the Aquamax/Keeran design in order to reduce the cost of desalinated seawater to the level of the cost of ground water. Because of this we believe we will be able to achieve the objectives in our plan of product improvement.

Management believes that the Aquamax/Keeran vapor compression process is unique in its use of plastic heat exchange surfaces for the evaporator-condensor assembly. Competitive vapor distillation technology uses either titanium or other expensive inert metal implementations of the evaporator-condenser assembly. As discussed above in "The Business - Distributed Seawater Desalination - Our Solution: The H20KW System - Desalination Subsystem - Thermal Distillation Technology", we believe that a configuration based on Aquamax/Keeran's technology will be more reliable and cost effective than configurations based on a metal evaporator condenser assembly.

Based upon commercially available market studies performed by third parties, we believe that desalination systems based on such existing vapor distillation technology are favored by potential water customers in certain world markets (such as members of the Gulf Cooperative Counsel and the Middle East) over Reverse Osmosis desalination technologies, primarily due to the higher water quality.

Ocean Power's sales plans call for the introduction of the vapor compression distillation based H20KW systems within two years after the start of the Company's vapor compression distillation development program. In turn, this program was to be initiated after the Aquamax/Keeran technology was acquired. Under current plans, the vapor compression distillation technology will be the basis of desalination equipment sales expected to start in 2004 with a view to eventually replacing the Reverse Osmosis based H20KW systems for about half the annual projected sales of equipment, components, services and water.

For  additional   information   concerning  the  Company's   relationship   with
Aquamax/Keeran, please see the discussion in "The Business--Strategic Relationships--Aquamax Business -- Distributed Seawater Desalination -- Strategic Relationships -- Aquamax International Holdings BV and Keeran Corporation."

ITEM 7.           FINANCIAL STATEMENTS

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   RESTATED CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000



                                 C O N T E N T S

Independent Auditors' Report................................................. 48

Consolidated Balance Sheet................................................... 49

Consolidated Statements of Operations and Other Comprehensive Income......... 51

Consolidated Statements of Stockholders' Equity.............................. 53

Consolidated Statements of Cash Flows........................................ 61

Notes to the Consolidated Financial Statements............................... 63

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Ocean Power Corporation and Subsidiaries
El Dorado Hills, California

We have audited the accompanying consolidated balance sheet of Ocean Power Corporation and Subsidiaries (a development stage company) as of December 31, 2000, and the related consolidated statements of operations and other comprehensive income, stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999 and from inception on March 26, 1992 through December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ocean Power Corporation and Subsidiaries (a development stage company) as of December 31, 2000, and the consolidated results of their operations and other comprehensive income and their cash flows for the years ended December 31, 2000 and 1999 and from inception on March 26, 1992 through December 31, 2000 in conformity with generally accepted accounting principles.

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

As discussed in Note 2(s) to the consolidated financial statements, certain errors were discovered regarding the measurement date for the license agreement valuation which resulted in understatements of the assets and liabilities, as well as the net loss for the year ended December 31, 2000.



HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 26, 2001, except as to Note 18 which is April 2, 2001, and Note 13(f) as to which the date is August 28, 2001.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheet


                                     ASSETS
                                     ------

                                                          December 31,
                                                              2000
                                                          (Restated)
                                                      -----------------
CURRENT ASSETS

   Cash                                               $       2,152,593
   Cash - restricted (Note 2)                                    23,706
   Advances to employees (Note 3)                               320,567
   Prepaid expenses (Note 4)                                    222,235
                                                      -----------------
     Total Current Assets                                     2,719,101
                                                      -----------------
EQUIPMENT, NET (Note 2)                                         922,980
                                                      -----------------
OTHER ASSETS

   Deposits                                                      55,348
   Patents, and licensing agreements, net (Note 5)            7,281,679
   Goodwill, net (Note 6)                                     6,315,183
                                                      -----------------
     Total Other Assets                                      13,652,210
                                                      -----------------
     TOTAL ASSETS                                     $      17,294,291
                                                      =================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                     Consolidated Balance Sheet (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     December 31,
                                                                         2000
                                                                      (Restated)
                                                                  -----------------
CURRENT LIABILITIES
   Accounts payable                                               $       1,127,414
   Accrued expenses (Note 10)                                             6,844,282
   Notes payable - related parties (Note 7)                               1,317,618
   Notes payable - current portion (Note 8)                                 488,457
   Research advances (Note 12)                                              473,145
                                                                  -----------------
     Total Current Liabilities                                           10,250,916
                                                                  -----------------
LONG-TERM LIABILITIES

   Convertible debentures payable (Note 9)                                  550,000
   Notes payable (Note 8)                                                   744,588
                                                                  -----------------
     Total Long-Term Liabilities                                          1,294,588
                                                                  -----------------
     Total Liabilities                                                   11,545,504
                                                                  -----------------
STOCKHOLDERS' EQUITY

   Preferred stock: 20,000,000 shares authorized of
    $0.001 par value; no shares outstanding                                    --
   Common stock: 500,000,000 shares authorized of
    $0.01 par value; 38,149,942 shares issued and outstanding               381,499
   Additional paid-in capital                                            25,611,288
   Deferred consulting expense (Note 13)                                   (410,667)
   Other comprehensive income                                               195,258
   Deficit accumulated during the development stage                     (20,028,591)
                                                                  -----------------
     Total Stockholders' Equity                                           5,748,787
                                                                  -----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $      17,294,291
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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Operations and Other Comprehensive Income


                                                                                                   From
                                                                                               Inception on
                                                                                                  March 26,
                                                                  For the years Ended           1992 Through
                                                                       December 31,             December 31,
                                                                 2000               1999             2000
                                                       ------------------  ------------------  -----------------
                                                            (Restated)                             (Restated)
REVENUES                                               $             --    $             --    $            --
                                                       ------------------  ------------------  -----------------
EXPENSES

   General and administrative                                   8,074,830           3,966,043         15,943,288
   Impairment of intangible assets                                400,000                   -            400,000
   Research and development                                       295,456             258,000          1,545,456
   Depreciation and amortization                                  432,665              18,742            483,359
                                                       ------------------  ------------------  -----------------
     Total Expenses                                             9,202,951           4,242,785         18,372,103
                                                       ------------------  ------------------  -----------------
     LOSS FROM OPERATIONS                                      (9,202,951)         (4,242,785)       (18,372,103)
                                                       ------------------  ------------------  -----------------
OTHER INCOME (EXPENSE)

   Currency gain                                                      522                --                  522
   Interest income                                                215,544                --              215,544
   Loss on sale of assets                                            --              (387,649)          (387,649)
   Interest expense                                              (283,231)         (1,069,052)        (1,650,246)
                                                       ------------------  ------------------  -----------------
     Total Other Income (Expense)                                 (67,165)         (1,456,701)        (1,821,829)
                                                       ------------------  ------------------  -----------------
LOSS BEFORE EXTRAORDINARY ITEM                                 (9,270,116)         (5,699,486)       (20,193,932)

EXTRAORDINARY ITEM

   Gain on settlement of debt                                     165,341                --              165,341
                                                       ------------------  ------------------  -----------------

NET LOSS                                                       (9,104,775)         (5,699,486)       (20,028,591)
                                                       ------------------  ------------------  -----------------
OTHER COMPREHENSIVE INCOME

   Currency translation adjustment                                195,258                -  -            195,258
                                                       ------------------  ------------------  -----------------
     TOTAL COMPREHENSIVE LOSS                          $       (8,909,517) $       (5,699,486) $     (19,833,333)
                                                       ==================  ==================  =================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
Consolidated Statements of Operations and Other Comprehensive Income (Continued)



                                                                  For the years Ended
                                                                       December 31,
                                                                 2000               1999
                                                       ------------------  ------------------
                                                           (Restated)
BASIC AND DILUTED LOSS PER SHARE

   Operating loss                                      $            (0.25) $            (0.22)
   Extraordinary item                                                0.00                0.00
                                                       ------------------  ------------------

     Total                                             $            (0.25) $            (0.22)
                                                       ==================  ==================

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                                   36,157,787          26,465,941
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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity


                                                                                                          Deficit
                                                                                                        Accumulated
                                                                  Additional    Other       Deferred    During the
                                             Common Stock          Paid-In   Comprehensive Consulting   Development
                                         Shares        Amount      Capital      Income       Expense       Stage
                                       -----------  -----------  -----------  -----------  -----------  -----------
Inception, March 26, 1992                     --    $      --    $      --    $      --    $     --     $      --

Net loss from inception on
March 20, 1992 through
December 31, 1997                             --           --           --           --          --      (2,306,366)
                                       -----------  -----------  -----------  -----------  -----------  -----------
Balance, December 31, 1997                    --           --           --           --          --      (2,306,366)

February 24, 1998, common
stock issued for cash to
employees at $0.003 per share              395,467        3,955       (2,817)        --          --            --

March 6,1998, common stock
issued for cash to employees
at $0.003 per share                        121,904        1,219         (869)        --          --            --

March 12, 1998, common stock
issued for cash to an employee
at $0.003 per share                         33,199          332         (237)        --          --            --

March 18, 1998, common stock
issued for cash to an employee
at $0.003 per share                          2,575           26          (19)        --          --            --

April 2, 1998, common stock
issued for cash to a lender at
$0.003 per share                           130,500        1,305         (930)        --          --            --

May 14, 1998, common stock
issued for cash to an employee
at $0.003 per share                         14,755          147         (106)        --          --            --
                                       -----------  -----------  -----------  -----------  -----------  -----------
Balance Forward                            698,400  $     6,984  $    (4,978) $      --    $     --     $(2,306,366)
                                       -----------  -----------  -----------  -----------  -----------  -----------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)


                                                                                                                   Deficit
                                                                                                                 Accumulated
                                                                           Additional    Other       Deferred    During the
                                                       Common Stock         Paid-In   Comprehensive Consulting   Development
                                                  Shares        Amount      Capital      Income       Expense       Stage
                                                -----------  -----------  -----------  -----------  -----------  -----------
Balance Forward                                     698,400  $     6,984  $    (4,978) $      --    $     --     $(2,306,366)

June 16, 1998, common stock
issued for cash, 42,178 issued to
employees,  43,152 issued to
consultants,  60,900 issued to
lenders, 6,960 issued to a landlord
and 8,352 issued to vendors,
at $0.003 per share                                 161,542        1,615       (1,152)        --           --           --

June 16, 1998, common stock
issued for debt cancellation to the
company's founders at $0.079 per
share                                             1,061,400       10,614       73,267         --           --           --

July 29, 1998, common stock
issued for cash to a consultant
at $0.003 per share                                  34,800          348         (248)        --           --           --

Net loss for the year ended
December 31, 1998                                      --            --          --           --           --     (2,917,964)
                                                -----------  -----------  -----------  -----------  -----------  -----------
Balance, December 31, 1998                        1,956,142       19,561       66,889         --           --     (5,224,330)

March 5, 1999, common stock
issued for cash to an employee
at $0.003 per share                                 334,080        3,341       (2,381)        --           --           --

March 22, 1999 34,800 shares
issued for cash to an employee
at $0.003 per share                                 286,682        2,867       (2,043)        --           --           --

March  22,  1999,  34,800  shares
issued to an  officer  and  founder fo         r
debt cancellation of $50,000, 496,248
shares issued to a consultant for
past due fees of $1,426 and
18,480,172 shares issued to
employees for past due salaries of
$53,104 at $0.005 per share                      19,011,220      190,112      (85,582)        --          --            --
                                                -----------  -----------  -----------  -----------  -----------  -----------
Balance Forward                                  21,588,124  $   215,881  $   (23,117) $      --    $     --     $(5,224,330)
                                                -----------  -----------  -----------  -----------  -----------  -----------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)

                                                                                                                   Deficit
                                                                                                                 Accumulated
                                                                           Additional    Other       Deferred    During the
                                                     Common Stock           Paid-In   Comprehensive Consulting   Development
                                                  Shares        Amount      Capital      Income       Expense       Stage
                                                -----------  -----------  -----------  -----------  -----------  -----------

Balance Forward                                  21,588,124  $   215,881  $   (23,117) $      --    $      --    $(5,224,330)

April 22, 1999, common stock
issued for cash to a consultant
at $0.003 per share                                 129,734        1,297         (924)        --           --           --

April 27, 1999, common stock
issued for cash to an employee
at $0.003 per share                                   5,951           59          (43)        --           --           --

April  27,  1999,  common  stock
issued to a  landlord,  69,600
shares,  and a consultant, 26,100
shares for rent of $200 and fees
of $75, at $0.003 per share                          95,700          957         (682)        --           --           --

April 28, 1999, common stock
issued for cash to a consultant
at $0.003 per share                                  12,180          122          (87)        --           --           --

April 30, 1999, common stock
issued for cash to a consultant
at $0.003 per share                                   2,888           29          (21)        --           --           --

April 30, 1999, common stock
issued to consultants for fees
at $0.003 per share                                  22,968          230         (164)        --           --           --

May 3, 1999, common stock
issued to a consultant for fees
at $0.003 per share                                  25,717          257         (183)        --           --           --
                                                -----------  -----------  -----------  -----------  -----------  -----------

Balance Forward                                  21,883,262  $   218,832  $   (25,221) $      --    $      --    $(5,224,330)
                                                -----------  -----------  -----------  -----------  -----------  -----------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)


                                                                                                                   Deficit
                                                                                                                 Accumulated
                                                                           Additional    Other       Deferred    During the
                                                      Common Stock          Paid-In   Comprehensive Consulting   Development
                                                  Shares        Amount      Capital      Income       Expense       Stage
                                                -----------  -----------  -----------  -----------  -----------  -----------
Balance Forward                                  21,883,262  $   218,832  $   (25,221) $      --    $      --    $(5,224,330)

May 5, 1999,  common stock
issued for cash, 16,008 shares to a
vendor and 16,008 shares to a
consultant, at $0.003 per share                      32,016          320         (228)        --           --           --

May 7, 1999, common stock
issued for cash to a landlord
at $0.003 per share                                     348            3           (2)        --           --           --

May 7, 1999, common stock
issued to an employee for salary at
$0.003 per share                                  2,610,000       26,100      (18,600)        --           --           --

May 13, 1999, common stock
issued for cash to a consultant
at $0.003 per share                                 139,200        1,392         (992)        --           --           --

May 19,  1999,  common  stock
issued  for cash,  24,360  shares to a
lender and 348,000 shares to a
consultant at $0.003 per share                      372,360        3,724       (2,654)        --           --           --

June 17, 1999, common stock
issued for cash to a vendor at
$0.003 per share                                      6,960           70          (50)        --           --           --

Recapitalization (Note 1)                         6,291,450       62,915    2,698,858         --           --           --

June 23, 1999, options issued
below market value                                     --           --         14,097         --           --           --

July 12, 1999, options issued
below market value                                     --           --         62,561         --           --           --
                                                -----------  -----------  -----------  -----------  -----------  -----------

Balance Forward                                  31,335,596  $   313,356  $ 2,727,769  $      --    $      --    $(5,224,330)
                                                -----------  -----------  -----------  -----------  -----------  -----------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)


                                                                                                          Deficit
                                                                                                        Accumulated
                                                                  Additional    Other       Deferred    During the
                                             Common Stock          Paid-In   Comprehensive Consulting   Development
                                         Shares        Amount      Capital      Income       Expense       Stage
                                       -----------  -----------  -----------  -----------  -----------  -----------
Balance Forward                         31,335,596  $   313,356  $ 2,727,769  $      --    $      --    $(5,224,330)

July 15, 1999, common stock
issued for cash at $5.00 per
share for exercise of options               10,000          100       49,900         --           --           --

July 15, 1999, common stock
issued for services at $7.80
per share                                   15,000          150      116,850         --           --           --

July 26, 1999, common stock
issued for cash at $5.00 per
share for exercise of options               10,000          100       49,900         --           --           --

August 12, 1999, common stock
issued for loan consideration at
$2.50 per share                            100,000        1,000      249,000         --           --           --

September 2, 1999, common
stock issued for services valued
at $1.94 per share                          20,000          200       38,600         --           --           --

September 9, 1999, options
issued below market value                     --           --          1,139         --           --           --

September 9, 1999, common
stock issued for cash at $1.00
per share                                  100,000        1,000       99,000         --           --           --

October 1, 1999, cancellation of
common stock valued at zero.              (502,500)      (5,025)       5,025         --           --           --

November 16, 1999, value of
beneficial conversion features
of convertible debentures (Note 9)            --           --        650,000         --           --           --

November 29, 1999, common
stock issued for finders fee
valued at $1.34 per share                  400,000        4,000      533,200         --           --           --
                                       -----------  -----------  -----------  -----------  -----------  -----------

Balance Forward                         31,488,096  $   314,881  $ 4,520,383  $      --    $      --    $(5,224,330)
                                       -----------  -----------  -----------  -----------  -----------  -----------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)


                                                                                                          Deficit
                                                                                                        Accumulated
                                                                  Additional    Other       Deferred    During the
                                             Common Stock          Paid-In   Comprehensive Consulting   Development
                                         Shares        Amount      Capital      Income       Expense       Stage
                                       -----------  -----------  -----------  -----------  -----------  -----------
Balance Forward                         31,488,096  $   314,881  $ 4,520,383  $      --    $      --    $ (5,224,330)

Stock offering costs                          --           --       (537,200)        --           --            --

December 7, 1999, options
issued below market value                     --           --        130,402         --           --            --

December 8, 1999, common stock
issued for cash at $0.70 per share          71,839          718       49,282         --           --            --

December 9, 1999, common stock
issued for cash at $0.71 per share         175,070        1,751      123,249         --           --            --

December 9, 1999, common stock
issued for cash at $0.71 per share          49,020          490       34,510         --           --            --

December 10, 1999, common stock
issued for cash at $0.84 per share         111,111        1,111       98,889         --           --            --

December 10, 1999, common stock
issued for cash at $0.90 per share          33,333          333       29,667         --           --            --

December 16, 1999, common stock
issued for cash at $0.83 per share         193,939        1,939      158,061         --           --            --

December 21, 1999, common stock
issued for cash at $0.83 per share         120,773        1,208       98,792         --           --            --

December 31, 1999, common stock
issued for exercise of warrants at
$1.50 per share                            592,744        5,928      883,189         --           --            --

Net loss for the year ended
December 31, 1999                             --           --           --           --           --      (5,699,486)
                                       -----------  -----------  -----------  -----------  -----------  ------------

Balance, December 31, 1999              32,835,925  $   328,359  $ 5,589,224  $      --    $      --    $(10,923,816)
                                       -------------  -------------   --------------  ---------------   ------------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)


                                                                                                          Deficit
                                                                                                        Accumulated
                                                                  Additional    Other       Deferred    During the
                                       Common Stock                Paid-In   Comprehensive Consulting   Development
                                         Shares        Amount      Capital      Income       Expense       Stage
                                       -----------  -----------  -----------  -----------  -----------  ------------
Balance, December 31, 1999              32,835,925  $   328,359  $ 5,589,224  $      --    $      --    $(10,923,816)


January 4, 2000, common stock
issued for debt and consideration
for loan default at $2.75 per share        147,580        1,476      236,024         --           --            --

January 5, 2000, common stock
issued for services at $4.34 per
share                                       60,000          600      259,800         --           --            --

January 26, 2000, common stock
issued pursuant to a private
placement at $2.10 per share                47,619          476       99,524         --           --            --

February 1, 2000, warrants
granted below market value                    --           --         41,242         --           --            --

February 18, 2000, options
granted below market value                    --           --        494,596         --           --            --

February 22, 2000, options
granted below market value                    --           --        624,998         --           --            --

March 9, 2000, common stock
issued for exercise of warrants
at $1.99 per share                          62,792          628      124,391         --           --            --

March 16, 2000, common stock
issued for conversion of convertible
debenture at $1.50 per share                66,667          667       99,333         --           --            --

March 16, 2000, common stock
issued for exercise of warrants
at $0.75 per share                         133,333        1,333       98,667         --           --            --
                                       -----------  -----------  -----------  -----------  -----------  ------------

Balance Forward                         33,353,916  $   333,539  $ 7,667,799  $      --    $      --    $(10,923,816)
                                       -----------  -----------  -----------  -----------  -----------  ------------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)


                                                                                                          Deficit
                                                                                                        Accumulated
                                                                  Additional    Other       Deferred    During the
                                       Common Stock                Paid-In   Comprehensive Consulting   Development
                                         Shares        Amount      Capital      Income       Expense       Stage
                                       -----------  -----------  -----------  -----------  -----------  ------------
Balance Forward                         33,353,916  $   333,539  $ 7,667,799  $     --     $      --    $(10,923,816)

March 27, 2000, 3 stock issuances
for payment of debt at an average
price of $4.95 per share                    46,486          465      231,347        --            --            --

May 26, 2000, options granted below
market value                                  --           --      1,272,195        --            --            --

July 25, 2000, common stock issued
for conversion of accounts payable
at $4.00 per share                         100,000        1,000      399,000        --         (237,000)        --

July 25, 2000, common stock issued
for purchase of SIGMA at $3.20 per
share                                    1,718,748       17,187    5,482,813        --            --            --

January 25 - August 14, 2000, 62
stock issuances pursuant to a private
placement memorandum at average
price of $3.58 per share                 1,930,792       19,308    6,896,423        --            --            --

August 8, 2000, options granted
below market value                            --          --         358,000        --            --            --

September 15, 2000, 23 stock
issuances pursuant to a private
placement memorandum at $3.00
per share                                1,000,000       10,000    2,990,000        --            --            --

Currency translation adjustment               --           --           --        195,258         --            --

Warrants granted for consulting
contract                                      --           --        340,000         --        (173,667)        --

Stock offering costs paid                     --           --        (26,289)        --           --            --

Net loss for the year ended
December 31, 2000 (restated)                  --           --          --            --           --      (9,104,775)
                                       -----------  -----------  -----------  -----------  -----------  ------------

Balance, December 31, 2000              38,149,942  $   381,499  $25,611,288  $   195,258  $  (410,667) $(20,028,591)
                                       ===========  ===========  ===========  ===========  ===========  ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows




                                                                                                   From
                                                                                               Inception on
                                                                                                  March 26,
                                                                  For the years Ended           1992 Through
                                                                       December 31,             December 31,
                                                                 2000               1999             2000
                                                       ------------------  ------------------  -----------------
                                                            (Restated)                             (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                            $       (9,104,775) $       (5,699,486) $     (20,028,591)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
     Depreciation and amortization                                432,665              18,742            483,359
     Deferred consulting expense                                  329,333                --              329,333
     Value of common stock, warrants, options
      and discounts on equity instruments issued
      for services                                              3,188,931             613,999          3,802,930
     Loss on sale of assets                                          --               387,649            387,649
     Amortization of debenture discount                              --               650,000            650,000
     Gain on disposition of debt                                 (165,340)               --             (165,340)
     Impairment loss                                              400,000                --              400,000
   Change in operating asset and liability accounts,
    net of amounts acquired in business combination:
     (Increase) decrease in advances to employees,
      prepaid expenses, and deposits                           (5,207,210)           (116,978)        (5,886,577)
     Increase (decrease) in accounts payable                     (419,001)            474,814          1,033,461
     Increase (decrease) in accrued expenses                    5,844,650             524,064          6,617,149
                                                       ------------------  ------------------  -----------------
       Net Cash Used by Operating Activities                   (4,700,747)         (3,147,196)       (12,376,627)
                                                       ------------------  ------------------  -----------------
CASH FLOWS FROM INVESTING ACTIVITIES

   License agreement payments                                    (400,000)               --             (400,000)
   Cash acquired in Sigma acquisition                             142,254                --              142,254
   Proceeds from sale of assets                                      --                     1                  1
   Purchase of fixed assets                                      (635,906)             (1,738)          (743,975)
   Equipment procurement costs                                   (200,000)           (364,110)          (564,110)
                                                       ------------------  ------------------  -----------------
       Net Cash (Used) by Investing Activities                 (1,093,652)           (365,847)        (1,565,830)
                                                       ------------------   -----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Repayment of related party notes payable                    (1,521,200)               --           (1,521,200)
   Repayment of note payable                                   (1,090,839)           (246,933)        (1,339,074)
   Loans from related parties                                        --             2,671,239          7,224,287
   Issuance of convertible debentures                                --               650,000            650,000
   Common stock issued for cash                                10,240,750             803,829         11,131,032
   Stock offering costs                                           (26,289)                  -            (26,289)
                                                       ------------------  ------------------  -----------------
       Net Cash Provided by Financing Activities                7,602,422           3,878,135         16,118,756
                                                       ------------------  ------------------  -----------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                       1,808,023             365,092          2,176,299

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                        368,276               3,184               --
                                                       ------------------  ------------------  -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $        2,176,299  $          368,276  $       2,176,299
                                                       =================   ==================  =================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)


                                                                                                   From
                                                                                               Inception on
                                                                                                  March 26,
                                                                  For the years Ended           1992 Through
                                                                       December 31,             December 31,
                                                                 2000               1999             2000
                                                       ------------------  ------------------  -----------------
                                                            (Restated)                             (Restated)
CASH PAID FOR:

   Interest                                            $            --     $             --    $            --
   Income taxes                                        $            --     $             --    $            ---

NON-CASH FINANCING ACTIVITIES

   Value of common stock, warrants, options and
    discounts on equity instruments issued for
    services                                           $        3,188,931  $          613,999  $       3,802,930
   Equity instruments issued for deferred
     consulting expense                                $          740,000  $             --    $         740,000
   Common stock issued for recapitalization            $             --    $        2,761,773  $       2,761,773
   Common stock issued for conversion of debt          $        1,171,812  $        1,335,413  $       2,507,225
   Acquisition of licenses through license agreement
    payable                                            $        6,940,000  $             --    $       6,940,000

   Acquisition of subsidiary:
       Assets acquired                                 $        1,272,392
       Liabilities assumed                                     (2,362,148)
       Goodwill                                                 6,589,756
                                                       ------------------
            Purchase price                                      5,500,000
       Payment with 1,718,748 shares of
         common stock                                          (5,500,000)
                                                       ------------------
       Cash used for acquisition                       $             --
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

                                                                                      For the Years Ended
                                                                                            December 31,
                                                                            --------------------------------------
                                                                                     2000                1999
                                                                            ------------------  ------------------

              Net loss from operations (numerator)                          $       (9,104,775) $       (5,699,486)

              Weighted average number of shares
               outstanding (denominator)                                            36,157,787          26,465,941
                                                                            ------------------  ------------------

              Loss per share                                                $            (0.25) $            (0.22)
                                                                            ==================  ==================

              Extraordinary item (numerator)                                $          165,341  $                -

              Weighted average number of shares
               outstanding (denominator)                                            36,157,787          26,465,941
                                                                            ------------------  ------------------

              Income per share                                              $             0.00  $             0.00
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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              e.  Principles of Consolidation

              The financial statements are consolidated with Ocean Power Corporation and its wholly-owned subsidiaries, Integrated Water and Power Corporation, Advanced Power Sources Corporation, Manufacturing Technologies Corporation and SIGMA Elektroteknisk, AS and Ocean Power UK Limited. All significant intercompany accounts and transactions have been eliminated.

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

              Equipment consists of the following:

              Estimated Useful                                      December 31,
                    Life                                              2000
              --------------------------------------------        --------------

              20 years      Distillation equipment                $     564,110
              5 - 7 years   Office equipment and furniture              319,786
              3 - 5 years   Computers and software                      107,506
              7 years       Phone system                                 19,667
              7 years       Leasehold improvements                      140,042
                            Artwork                                       1,421
                            Accumulated depreciation                   (229,552)
                                                                  --------------

                            Net Equipment                         $     922,980
                                                                  ==============

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              l.  Long-lived Assets

              In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, long-lived assets, including goodwill associated with other long-lived assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill acquired as part of business combinations is also evaluated continuously per ABP No. 17, Intangible Assets, for the need for adjustments to useful life and reductions in unamortized costs. Any changes in estimated useful life are recorded prospectively and any impairment adjustments are recorded as expense in the period the impairment occurs. Since the Company's goodwill and patent intangible assets are related to the Company's subsidiary, Sigma, they are assessed to determine the appropriateness of the useful life used for amortization and are assessed to determine whether or not impairment exists under both APB No. 17 and SFAS No. 121 by comparing Sigma's progress to the Company's benchmark expectations for development of its technology and positioning for commercial operations of its alternative energy business. Likewise, the intangible assets recorded in connection with the Company's licensing agreement with Aquamax and Keeran (Note 13f) is assessed to determine whether or not impairment exists by comparing the Company's progress in development of the desalination business as compared to the Company's benchmark expectations for development of its technology and positioning of the desalination business for commercial operations. The amount of any impairment considered necessary would be determined by comparing the book value of the net assets in the applicable line of business to fair value using methods such as the present-value of estimated future cash flows, sale value or other valuation methodologies available at the time, depending on the stage of development of the line of business and the Company's intentions at the time an impairment adjustment were considered necessary.

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              r.  Restricted Cash

              At December 31, 2000, the Company's subsidiary, Sigma had cash of $23,706 which is in a separate bank account which is restricted for the payment of payroll taxes. The payroll taxes are paid monthly.

              s.  Restatement of Financial Statements

              The following is a reconciliation of the December 31, 2000 financial statements as originally reported to the restated December 31, 2000 financial statements:

                                      As Reported   As Adjusted    Difference
                                     ------------- -------------  --------------

              Assets                 $  16,707,391 $  17,294,291  $  586,900 (1)

              Liabilities               10,915,504    11,545,504     630,000 (2)

              Stockholders' Equity       5,791,887     5,748,787     (43,100)(3)

              Net Loss               $   9,061,675  $  9,104,775  $   43,100 (3)

              Loss per share         $       (0.25) $      (0.25) $     --

              (1) Difference represents (i) increase of $630,000 in recorded cost of license agreement as the result of determining that a measurement date for valuation of common stock owed on purchase obligation occurred on September 21, 2000, net of additional accumulated amortization of $43,100.

              (2) Difference represents increase of $630,000 in recorded liability for license agreement as the result of determining that a measurement date for valuation of common stock owed on purchase obligation occurred on September 21, 2000.

              (3) Difference represents additional accumulated amortization on license agreement resulting from change in its recorded cost.

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 4 -      PREPAID EXPENSES

              The Company's prepaid expense is comprised of the following items:
                                                                December 31,
                                                                   2000

                  Prepaid license agreement - STM (Note 13f)   $   125,000
                  Prepaid services                                  50,000
                  Prepaid insurance                                  6,390
                  Prepaid VAT tax                                   22,879
                  Prepaid software license                          12,283
                  Prepaid director fees                              5,683
                                                               -----------

                             Total prepaid expenses                222,235
                             Less current portion                 (222,235)
                                                               -----------
                             Long-Term Portion                 $
                                                               ===========

NOTE 5 -      PATENTS AND LICENSING AGREEMENTS

              The Company's patents and license agreements consisted of the following at December 31, 2000:

                   Patents                                     $   973,658
                   Licensing Agreement                           6,540,000
                   Accumulated amortization                       (231,979)
                                                               -----------

                                                               $ 7,281,679

              As part of the purchase of Sigma, the Company acquired patents valued at their fair value of $973,658. The patents have an estimated remaining life of 90 months from the date of the Sigma acquisition. The patents are pledged as collateral for obligations of $498,686 at December 31, 2000 (Note 8). The license agreement represents rights to patent and patent applications for technology acquired from Aquamax and Keeran (Note 13f). The cost of the license agreement is being amortized over its estimated useful life of 10 years. Amortization expense for the period ended December 31, 2000 and accumulated amortization at December 31, 2000 amounted to $41,129 and $41,129, respectively (Patents) and $190,850 and $190,850, respectively (Licensing Agreement).

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

              Unaudited pro forma consolidated results of operations for the year ended December 31, 2000 and 1999 as though SIGMA had been acquired as of January 1, follows:

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 6 - BUSINESS COMBINATION (Continued)

              The unaudited pro forma consolidated results include the amounts for the Company and Sigma and a full year of amortization of goodwill as well as $50,000of estimated merger costs.

                                                                           December 31,
                                                                     2000                1999
                                                               -----------------  ------------------

              Sales                                            $           --     $             --
              Net loss                                              (10,099,010)          (7,720,098)
                                                               ------------------ ==================

              Basic and diluted earnings per share             $          (0.27)  $            (0.28)
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

NOTE 7 -      NOTES PAYABLE - RELATED PARTIES

              Notes payable - related party at December 31, 2000 consist of the following:

              Unsecured note payable to a shareholder bearing interest
               at 10% per annum, all unpaid interest and principal due
               upon demand, secured by personal guarantee of officer.             $           93,574

              Unsecured note payable to an employee bearing interest
               at 10% per annum, all unpaid interest and principal due
               upon demand.                                                                  294,934

              Unsecured note payable to an officer bearing interest at
               10% per annum, due upon demand.                                               342,910

              Unsecured note payable to an employee bearing interest at
               10% per annum, due upon demand.                                                57,398

              Unsecured note payable to an employee bearing interest at
               10% per annum, due upon demand.                                               256,007

              Unsecured note payable to an employee bearing interest at
               10% per annum, due upon demand.                                                 68,073

              Unsecured note payable to an employee bearing interest at
               10% per annum, due upon demand.                                               122,911

              Unsecured note payable to an employee bearing interest at
               10% per annum, due upon demand.                                                 5,986

              Unsecured note payable to an employee bearing interest at
               10% per annum due upon demand.                                                 74,330

              Unsecured note payable to an employee bearing interest at
               10% per annum, due upon demand.                                                 1,495
                                                                                  ------------------

              Total Notes Payable - Related Parties                               $        1,317,618
                                                                                  ==================

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 7 -      NOTES PAYABLE - RELATED PARTY (Continued)

              Total  interest  expense  to  related  parties  was  $163,938  and
              $322,545  for  the  years  ended   December  31,  2000  and  1999,
              respectively.

              During the year ended December 31, 2000, the Company settled amounts due of $511,575 with three previously employed persons for $346,234, resulting in a gain on extinguishment of debt of $165,341. The former employees settled to accelerate the repayment process.

NOTE 8 -      NOTES PAYABLE

              Notes payable at December 31, 2000 consist of the following:

              Note payable to SND bearing a variable  interest  rate,  (10.9% at
               December 31, 2000) due in equal semi-annual
               payments which began May 1, 2000, unsecured.                       $          121,049

              Note payable to SND bearing a variable  interest  rate,  (10.9% at
               December 31, 2000) due in equal semi-annual
               payments which began May 10, 2000, unsecured.                                 569,964

              Note payable to Silent Clean Power bearing interest at 12.00%, due in equal semi-annual payments, secured
               by patents and licenses                                                       498,696

              Note payable to SND bearing a variable  interest  rate,  (10.9% at
               December 31, 2000) due in equal semi-annual
               payments which began April 3, 2000, unsecured.                                 43,336
                                                                                  ------------------

              Total Notes Payable                                                 $        1,233,045
                                                                                  ==================

              Annual maturities of notes payable are as follows:

                         Years Ending
                         December 31,

                               2001                                               $          488,457
                               2002                                                          388,908
                               2003                                                          355,680
                                                                                  ------------------

                                                                                  $        1,233,045
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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 10 -      ACCRUED EXPENSES

               The Company's accrued expenses are comprised of the following items:

                                                                   December 31,
                                                                        2000
                                                                        ----

                 Accrued payroll taxes payable                 $          26,657
                 Accrued interest payable - payroll                       52,717
                 Accrued payroll tax penalty                              98,845
                 Accrued interest payable - notes                        118,155
                 Other accrued items                                       7,908
                 Accrued license agreement payable (Note 13f)          6,540,000
                                                               -----------------

                                Total                          $       6,844,282
                                                               =================

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 12 -     RESEARCH ADVANCES

              The Company's wholly-owned subsidiary, SIGMA, has received a total of $473,145 as advances for its PCP project, a project to develop an energy converter utilizing a Stirling engine that runs on natural gas or propane and produces electricity and heat for use in the micro CHP (combined heat and power), an appliance to produce heat and power in households. This amount is payable upon demand or may be converted into Sigma's common stock at a rate of $1.87 per share at any time. The Company is in negotiations to convert the payable into the Company's common stock.

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

              d.  Office and Building Lease (Continued)

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 13 -     COMMITMENTS AND CONTINGENCIES (Continued)

              f. License Agreements (Continued)

              AQUAMAX/KEERAN


              The license agreement was signed by the Company and Aquamax/Keeran representatives as of September 21, 2000, but because of questions raised as to the identity and authority of one Aquamax/Keeran signatory, an exhibit was added to the agreement solely to clarify the matter. Revised signature pages (signed by the original Aquamax/Keeran person and dated on the original September signing date) were received by the Company on October 2, 2000. The transaction was originally recorded in October 2000 in the belief that, until properly executed signature pages were received, it was not effective. Based on management's reassessment of the circumstances, management has determined that the agreement became binding on September 21, 2000. Therefore, the September 30, 2000 financial statements were amended to reflect the transaction as occurring in September. The key points leading to the change in the Company's position as to the effective date were: (1) although the name and title of the representative signing on behalf of Keeran Corporation was not disclosed on the signature page or accompanying documents, the signature was an original and the signer had actual authority from Keeran Corporation to execute the agreement; (2) original signature pages for all parties were exchanged in September with the intent to be bound by the agreement; (3) the re-execution of the signature page on behalf of Keeran Corporation was by the same person and was dated by him to the original signing date, which presumably demonstrates that Keeran Corporation believed that the agreement was effective as of the original signature date; and (4) notwithstanding the position taken at the time by the Company's intellectual property attorney, that the agreement was not effective until the revised signature page was received, the Company had wire transferred the additional payment of $300,000 due under the agreement to Aquamax/Keeran on September 30, 2000, prior to receipt of the revised signature page. On the basis of these facts, the Company has concluded that the better view is that the agreement became legally binding on all parties during the third, rather than the fourth, quarter of 2000. Accordingly, the transaction has been accounted for as occurring in September 2000. The measurement date, for purposes of valuing shares of the Company's common stock due as part of the purchase price that is included in the accrued liability is as of September 21, 2000, because the effective date of the agreement is the date the rights to the patented technology were transferred to the Company.

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

              AQUAMAX/KEERAN (Continued)

              f.  License Agreements (Continued)

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

              As the July 2001 Agreement with the Licensors represents a significant change to the terms of the September 2000 agreement, it will be accounted for by (1) redetermining the purchase price to reflect a new measurement date for the 600,000 shares of stock to be issued under the agreement from an original market price of $3.85 per share (which reflected a variable accounting methodology and was remeasured at each quarter end but was amended to the September 21, 2000 market price of $4.90 per share upon determination that a commitment date had occurred on September 21,
              2000) to the market price of $2.27 per share on the revised commitment date of July 20, 2001 and (2) reducing the liability and asset by the $2,888,000 difference between the redetermined purchase price of $3,562,000 and the September 2000 price of $6,450,000. The transaction between Newco and Hadwaco will be accounted for as a business combination using the purchase method and the provisions of SFAS No. 141, Business Combinations.

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 14 -     DILUTIVE INSTRUMENTS (Continued)

                                                                                            For the
                                                                                          Years Ended
                                                                                          December 31,
                                                                                   2000                1999
                                                                            ------------------  ------------------
               Net (loss) as reported                                       $       (9,104,775) $       (5,699,486)
               Proforma                                                            (10,002,373)         (5,699,486)
               Basic and diluted (loss) per share as reported                            (0.25)              (0.22)
               Pro forma                                                                 (0.27)              (0.22)

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

               b.  Warrants

              A summary of the Company's outstanding warrants and fair value assumptions for grants as determined by the Black Scholes pricing model as of December 31, 2000 is presented below:

                                                                                       Trading
                           Date of                      Exercise        Exercise       Price at       Amount
      Description           Grant        Vesting         Number            Price       Issuance      Exercised
--------------------  --------------  -------------  -------------   -------------  -------------  -------------
1) Various lenders    12/31/98          Upon              533,333     $     1.50        $   1.50        533,333
                                        debenture
                                        conversion
2) Various lenders    3/30/99           Upon               70,000     $     1.50        $   0.63         70,000
                                        debenture
                                        conversion
3) Various lenders    5/17/99           Upon              720,730     $     1.50        $   0.50          2,913
                                        debenture
                                        conversion
4) Donner Corp, Intl.  2/1/00           Immediately        10,000     $     2.17        $  4.125           --
5) Clement Wohlreich  7/25/00           Immediately       100,000     $     1.50        $   4.00           --


Balance, 12/31/00                                        1,434,063                                       606,246
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
                                                                                                   =============

              The warrants granted to Clement Wohlreich do not have a measurement date because the services have not yet been completed, accordingly, the warrants will continually be revalued pursuant to the requirements of EITF 96-18. At December 31, 2000, the warrants were valued at $3.40 per share (Note 13).

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 18 -     SUBSEQUENT EVENTS

              On March 5, 2001, the Company received $3,000,000 in exchange for promissory notes payable of $2,500,000 and $500,000. Each note bears interest at 10.5% per annum, and is due by March 5, 2002. Both notes are guaranteed by the president of the Company. Concurrent with the promissory notes, the Company granted 1,200,000 warrants with an exercise price of $1.50 per share and an expiration date of March 4, 2004. The warrants were granted for funding of the promissory notes and will be valued at $3.11 per share ($3,730,212 in total) pursuant to the Black Scholes pricing model. The proceeds will be allocated between debt and additional paid-in capital in proportion to the relative fair value of the debt and the warrants. The portion to be allocated to equity will be $1,662,746 and the balance of $1,337,254 will be recorded as debt, net of discount. The discount of $1,662,746 will be amortized to interest expense over the term of the debt using the effective interest rate method.

              On April 2, 2001, the Company received $600,000 in exchange for convertible promissory notes payable of $240,000 and $360,000. Each note bears interest at 10% per annum and are due by April 2, 2003. Each note is convertible at any time by the note holder into the Company's common stock at $4.00 per share. On April 2, 2001, the Company's common stock closed at $2.73 per share. Concurrent with the promissory notes, the Company granted 200,000 warrants with an exercise price of $1.50 per share and an expiration date of April 1, 2003. The warrants were granted for funding of the promissory notes and will be valued at $2.73 per share ($546,000 in total) pursuant to the Black Scholes pricing model. The proceeds will be allocated between debt and additional paid-in capital in proportion to the relative fair value of the debt and the warrants. Also, a portion of the resulting amount assigned to debt will be allocated to additional paid-in capital to reflect as equity the value of beneficial conversion features of the debt. The portion to be allocated to equity will be $381,228 and the balance of $218,772 will be recorded as debt, net of discount. The discount of $381,228 and debt issue costs of $12,000 will be amortized to interest expense over the term of the debt using the effective interest rate method.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None to report.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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


                                                     Annual Compensation          Long-Term Compensation


            Awards
           Name and                                                           Other Annual    Restricted     Securities
           --------                                                           ------------    -----------    ----------
      Principal Position            Year         Salary          Bonus        Compensation    Stock Awards   Underlying
      ------------------            ----         ------          -----        ------------    ------------   ----------
                                                                                                               Options
                                                   ($)            ($)                             ($)
                                                                                                                 (#)
Joseph P. Maceda ...................2000.          191,400(1)     N/A             N/A             N/A            N/A
     President                      1999           186,368(1)     N/A             N/A             N/A            N/A
                                    1998           182,000(1)     N/A             N/A             N/A            N/A

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
     Secretary/Treasurer            1999           133,120(3)     N/A             N/A             N/A            N/A
                                    1998           130,000(3)     N/A             N/A             N/A            N/A

(1) The amounts set forth above represent the salary payable by the Company to Mr. Maceda. In 1998 and 1999, the Company did not pay any cash salary to Mr. Maceda but the amounts shown in the table were due under the terms of Mr. Maceda's employment agreement with the Company. On December 31, 1998, the Company issued an unsecured note, due on demand, bearing interest at 10% per annum in an amount equal to his salary for 1998 and 1997 (which had also not been paid). While the amount of salary due to Mr. Maceda under his employment agreement for 1999 was not paid, no note was ever issued, and the obligation of the Company to pay such amount remained an uncertificated obligation of the Company. In 2000, the Company paid Mr. Maceda $182,000 of his salary in cash and assumed an uncertificated obligation to pay Mr. Maceda the remaining approximately $9,400 due under his employment agreement. Additionally, in 2000, the Company paid Mr. Maceda $87,500 in respect of the amount owing for his 1999 salary.

(2) The amounts set forth above represent the salary payable by the Company to Mr. Campbell. In 1998, 1999 and 2000, the Company paid cash salary to Mr. Campbell in the amount of $88,846, $66,635 and $182,000, respectively, but the full amounts shown in the table were due under the terms of Mr. Campbell's employment agreement with the Company. On December 31, 1998, the Company issued an unsecured note, due on demand, bearing interest at 10% per annum in an amount equal to the salary due to him for 1998 and 1997 (which had also not all been paid). While the full amount of salary due to Mr. Campbell under his employment agreement for 1999 was not paid, no note was ever issued, and the obligation of the Company to pay $119,733 remained an uncertificated obligation of the Company. In 2000, the Company paid Mr. Campbell $182,000 of his salary in cash and assumed an uncertificated obligation to pay Mr. Campbell the remaining approximately $9,400 due under his employment agreement. Additionally, in 2000, the Company paid Mr. Campbell $87,500 in respect of the amount owing for his 1999 salary.

(3) The amounts set forth above represent the salary payable by the Company to Mr. Hopper. In 1998, the Company paid cash salary to Mr. Hopper in the amount of $58,000 and issued an unsecured note, due on demand, bearing interest at 10% per annum in with principal amount of $72,000. While the full amount of salary due to Mr. Hopper under his employment agreement for 1999 was not paid, no note was ever issued, and the obligation of the company to pay $85,120 remained an uncertificated obligation of the Company. In 1000, the Company paid Mr. Hopper $130,000 of his salary in cash and assumed an uncertificated obligation to pay Mr. Hopper the remaining approximately $6,714 due under his employment agreement. Additionally, in 2000, the Company paid Mr. Hopper $82,000 in respect of the note issued for his 1999 salary.

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

                                                                                             Exercisable Unexercisable
                                                                      Exercisable
                                                                     Unexercisable
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


                                                                                                      Percentage
                                                Name and Address Of Beneficial       Percentage      Beneficially
              Title of Class                                Owner                    Number of         Owned (1)
              ---------------                               ------                   ----------        ---------
                                                                                      Shares
Common....................................    Joseph P.Maceda*                        10,641,579          27.9%
                                              5019 Susan Oaks Drive
                                              Fair Oaks, CA 95628
Common....................................    Robert L. Campbell*                      6,980,341          18.3%
                                              15009 Rio Circle
                                              Rancho Murieta, CA 95683
Common....................................    Gloria Rose Ott*                         2,620,000           6.8%
                                              20250 Edgewood Farm Lane
                                              Purcellville, VA 20132
Common....................................    J. Michael Hopper*                       1,500,000 (2)       3.9%
                                              2803 Belhaven Place
                                              Davis, CA 95616
Common....................................    Algonquin Capital Management             4,587,000 (3)      12.0%
                                              440 Main Street
                                              Ridgefield, CT 06877

Common....................................    Officers and Directors                  21,731,920 (4)      57.0%
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


ITEM 13.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit
Number                                  Description

 2.01     Sigma Share Purchase Agreement dated July 25, 2000*****
--------- -----------------------------------------------------------------------------------------
 3.01     Certificate of Incorporation of Ocean Power Corporation Dated July 21, 1999**
--------- -----------------------------------------------------------------------------------------
 3.02     Bylaws of the Registrant**
--------- -----------------------------------------------------------------------------------------
3.03      Articles of Incorporation of Kaniksu American Mining Company (Idaho), predecessor of registrant**
--------- -----------------------------------------------------------------------------------------
3.04      Company (Idaho) Certificate of Amendment Kaniksu American Mining Dated August 28, 1995
          name change to Kaniksu Ventures, Inc.**
--------- -----------------------------------------------------------------------------------------
3.05      Certificate of Amendment Kaniksu Ventures, Inc., Dated April 2, 1997 name change to
          Intryst, Inc.**
--------- -----------------------------------------------------------------------------------------
3.06      Articles of Amendment of Intryst, Inc., name change Dated December 24, 1997 to PTC
          Group, Inc.**
--------- -----------------------------------------------------------------------------------------
3.07      Articles of Amendment of PTC Group, Inc., name change Dated July 14, 1999 to Ocean
          Power Corporation**
--------- -----------------------------------------------------------------------------------------
3.08      Articles of Merger of Ocean Power Corporation Idaho With Ocean Power Corporation
          Delaware Dated July 28, 1999**
--------- -----------------------------------------------------------------------------------------
3.09      Certificate of Merger of Foreign and Domestic Corporation dated July 28, 1999**
--------- -----------------------------------------------------------------------------------------
10.01     STM/GSI-Ocean Power Licensing Agreement****
--------- -----------------------------------------------------------------------------------------
10.02     Employment Agreement (Joseph P. Maceda)**
--------- -----------------------------------------------------------------------------------------
10.03     Employment Agreement (J. Michael Hopper)**
--------- -----------------------------------------------------------------------------------------
10.04     Employment Agreement (Lori L. O'Brien)**
--------- -----------------------------------------------------------------------------------------
10.05     Employment Agreement (Robert Campbell)**
--------- -----------------------------------------------------------------------------------------
10.06     Memorandum of Understanding with HyPerTech dated 15 June, 2000****
--------- -----------------------------------------------------------------------------------------
10.07     Purchase Order Memorandum of Understanding with Ecological Engineering & Monitoring,
          Inc. dated 16 January, 2000.****
--------- -----------------------------------------------------------------------------------------
10.8      Design and Procurement agreement between Sigma and Ricardo, Inc. dated February 23,
          2001*
--------- -----------------------------------------------------------------------------------------
10.9      Letter of Intent with Hadwaco Oy dated March 8, 2001*
--------- -----------------------------------------------------------------------------------------
10.10     Letter of Intent with Hadwaco Oy dated November 28, 2000*
--------- -----------------------------------------------------------------------------------------
10.11     Letter of Intent with Organic Power dated March 14, 2001*
--------- -----------------------------------------------------------------------------------------
10.12     Memorandum of Understanding with Organic Power dated December 20, 2000*
--------- -----------------------------------------------------------------------------------------
10.13     Memorandum of Understanding with Ecological Engineering & Monitoring, Inc. dated
          November 15, 2000*
--------- -----------------------------------------------------------------------------------------
10.14     Memorandum of Understanding with Battelle Memorial Institute, Pacific Northwest
          Division dated October 12, 2000*
--------- -----------------------------------------------------------------------------------------
10.15     Licensing Agreement with Aquamax/Keeran dated September 21, 2000*
--------- -----------------------------------------------------------------------------------------
10.16     Project Collaborative with EPRIsolutions dated February 20, 2001*
--------- -----------------------------------------------------------------------------------------
10.17     Heads of Agreement and Affiliate System Guidelines with CIMA Capital, LLC dated March
          30, 2000*



--------- -----------------------------------------------------------------------------------------
10.18     Joint Venture Agreement with Apollo Water and Power International, Inc. dated February
          23, 2001*
--------- -----------------------------------------------------------------------------------------
10.19     Joint Venture Agreement with Caribbean Water and Power, Inc. dated February 23, 2001*
--------- -----------------------------------------------------------------------------------------
10.20     Co-operation Agreement between Sigma and Kockums AB dated November 14, 2000
--------- -----------------------------------------------------------------------------------------
21.01     Subsidiaries of the Registrant*
--------- -----------------------------------------------------------------------------------------
23.01     Consent of Independent Auditors***


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


OCEAN POWER CORPORATION
(Registrant)

/s/ Ocean Power Corporation
-------------------------------------
By:   /s/Joseph P. Maceda
      --------------------------
         Joseph P. Maceda

Title:   President and Director
         -----------------------

Date:    September 4, 2001
         -----------------------
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates specified.



By: /s/ Gloria Rose Ott
-----------------------
        Gloria Rose Ott
Title:  Chairman of the Board and Director
Date:   September 4, 2001



By: /s/ Joseph P. Maceda
----------------------
        Joseph P. Maceda
Title:  President and Director
Date:   September 4, 2001



By: /s/ Robert L. Campbell
--------------------------
        Robert L. Campbell
Title:  Vice President and Director
Date:   September 4, 2001



By: /s/ J. Michael Hopper
-------------------------
        J. Michael Hopper
Title:  Secretary/Treasurer
Date:   September 4, 2001