Form 10QSB/A
period 2001-03-31
OCEAN POWER CORP
filed 2001-09-04
CIK 1102423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                ------------------------------------------------

                                  FORM 10-QSB/A
                                  -------------

                               Amendment No. 1 to


  |X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2001

                                       OR

  | |   Transition report under Section 13 OR 15(d) of the Securities  Exchange
         Act of 1934

          For The Transition Period From                  To
                                          ---------------    ------------------

                          Commission File Number 1-5742



                             OCEAN POWER CORPORATION
              -----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                    Delaware                                 94-3350291
         ------------------------------                --------------------
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

                                 Not Applicable
 -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had 38,149,942 shares of its $.01 par value common stock outstanding as of March 31, 2001.

     Transitional Small Business Disclosure Format (check one):   Yes   No: X
                                                                     ---   ---
                                       1

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




                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                      March 31, 2001 and December 31, 2000


                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------

                                                     March 31,     December 31,
                                                      2001            2000
                                                   -----------     -----------
                                                   (Unaudited)
                                                    (Restated)

CURRENT ASSETS

   Cash                                            $ 2,637,083     $ 2,152,593
   Cash - restricted                                    46,690          23,706
   Advances to employees                               321,957         320,567
   Prepaid expenses                                    133,929         222,235
                                                   -----------     -----------

     Total Current Assets                            3,139,659       2,719,101
                                                   -----------     -----------

EQUIPMENT, NET                                         900,039         922,980
                                                   -----------     -----------

OTHER ASSETS

   Deposits                                             54,948          55,348
   Patents, and licensing agreements, net            7,041,121       7,281,679
   Goodwill, net                                     6,150,439       6,315,183
                                                   -----------     -----------

     Total Other Assets                             13,246,508      13,652,210
                                                   -----------     -----------

     TOTAL ASSETS                                  $17,286,206     $17,294,291
                                                   ===========     ===========


        The accompanying notes are an integral part of these consolidate financial statements.


                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                         March 31,      December 31,
                                                         2001                2000
                                                       ------------    ------------
                                                          (Unaudited)
                                                           (Restated)
CURRENT LIABILITIES

   Accounts payable                                     $    793,242    $  1,127,414
   Accrued expenses                                        6,912,055       6,844,282
   Notes payable - related parties                         1,315,527       1,317,618
   Notes payable - current portion                         1,931,656         488,457
   Research advances                                         419,324         473,145
                                                        ------------    ------------

     Total Current Liabilities                            11,371,804      10,250,916
                                                        ------------    ------------

LONG-TERM LIABILITIES

   Convertible debentures payable                            550,000         550,000
   Notes payable                                             629,984         744,588
                                                        ------------    ------------

     Total Long-Term Liabilities                           1,179,984       1,294,588
                                                        ------------    ------------

     Total Liabilities                                    12,551,788      11,545,504
                                                        ------------    ------------

STOCKHOLDERS' EQUITY

   Preferred stock: 20,000,000 shares authorized of
    $0.001 par value; no shares outstanding                     --              --
   Common stock: 500,000,000 shares authorized of
    $0.01 par value; 38,149,942 and 38,149,942 shares
    issued and outstanding, respectively                     381,499         381,499
   Additional paid-in capital                             27,229,034      25,611,288
   Deferred consulting expense                              (405,416)       (410,667)
   Other comprehensive income                                213,414         195,258
   Deficit accumulated during the development stage      (22,684,113)    (20,028,591)
                                                        ------------    ------------

     Total Stockholders' Equity                            4,734,418       5,748,787
                                                        ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 17,286,206    $ 17,294,291
                                                        ============    ============

        The accompanying notes are an integral part of these consolidate financial statements.


                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Operations and Other Comprehensive Income
                                   (Unaudited)


                                                                                From
                                                                            Inceptiontion
                                              For the Three Months Ended      March 26,
                                                     March 31,              1992 Through
                                           ----------------------------       March 31,
                                               2001            2000             2001
                                           ------------    ------------    ------------
                                                 (Restated)                 (Restated)
REVENUES                                   $       --      $       --      $       --
                                           ------------    ------------    ------------

EXPENSES

   General and administrative                 2,020,799       2,500,051      17,964,087
   Impairment of intangible assets                 --              --           400,000
   Research and development                      61,496          59,549       1,606,952
   Depreciation and amortization                397,191          39,842         880,550
                                           ------------    ------------    ------------

     Total Expenses                           2,479,486       2,599,442      20,851,589
                                           ------------    ------------    ------------

     LOSS FROM OPERATIONS                    (2,479,486)     (2,599,442)    (20,851,589)
                                           ------------    ------------    ------------

OTHER INCOME (EXPENSE)

   Currency gain                                   --              --               522
   Interest income                               17,107          36,173         232,651
   Loss on sale of assets                          --              --          (387,649)
   Interest expense                            (193,143)        (77,376)     (1,843,389)
                                           ------------    ------------    ------------

     Total Other Income (Expense)              (176,036)        (41,203)     (1,997,865)
                                           ------------    ------------    ------------

LOSS BEFORE EXTRAORDINARY ITEM               (2,655,522)     (2,640,645)    (22,849,454)

EXTRAORDINARY ITEM

   Gain on settlement of debt                      --           165,349         165,341
                                           ------------    ------------    ------------

NET LOSS                                     (2,655,522)     (2,475,296)    (22,684,113)
                                           ------------    ------------    ------------

OTHER COMPREHENSIVE INCOME

   Currency translation adjustment               18,156            --           213,414
                                            ------------    ------------    ------------

     TOTAL COMPREHENSIVE LOSS               $ (2,637,366)   $ (2,475,296)   $(22,470,699)
                                            ============    ============    ============

        The accompanying notes are an integral part of these consolidate financial statements.
                                       5

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
Consolidated Statements of Operations and Other Comprehensive Income (Continued)
                                   (Unaudited)


                                             For the Three Months Ended
                                                           March 31,
                                        --------------------------------------
                                                  2001               2000
                                        ------------------  ------------------
                                             (Restated)

BASIC AND DILUTED LOSS PER SHARE

   Operating loss                       $            (0.07) $            (0.07)
   Extraordinary item                                   -                 0.00
                                        ------------------  ------------------

     Total                              $            (0.07) $            (0.07)
                                        ==================  ==================

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                    38,149,942          34,165,608
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


                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)


                                                                                                                     Deficit
                                                                                                                   Accumulated
                                                 Common Stock          Additional       Other     Deferred         During the
                                        ---------------------------     Paid-In    Comprehensive  Consulting        Development
                                            Shares          Amount      Capital        Income      Expense            Stage
                                        ------------   ------------   ------------   ----------     ------       ------------


Balance Forward                            33,353,916   $    333,539   $  7,667,799    $     --     $ --         $(10,923,816)

March 27, 2000, 3 stock issuances
 for payment of debt at an average
 price of $4.95 per share                      46,486            465        231,347          --       --                  --

May 26, 2000, options granted below
 market value                                    --             --        1,272,195          --       --                  --

July 25, 2000, common stock issued
 for conversion of accounts payable
 at $4.00 per share                           100,000          1,000        399,000          --    (237,000)              --

July 25, 2000, common stock issued
 for purchase of SIGMA at $3.20 per
 share                                      1,718,748         17,187      5,482,813          --       --                  --

January 25 - August 14, 2000, 62 stock
 issuances pursuant to
 a private placement
 memorandum at average
 price of $3.58 per share                   1,930,792         19,308      6,896,423          --       --                  --

August 8, 2000, options granted
 below market value                              --             --          358,000          --       --                  --

September 15, 2000, 23 stock
 issuances pursuant to a private
 placement memorandum at $3.00
 per share                                  1,000,000         10,000      2,990,000          --       --                  --

Currency translation adjustment                  --             --             --         195,258     --                  --

Warrants granted for consulting
 contract                                        --             --          340,000          --    (173,667)              --

Stock offering costs paid                        --             --          (26,289)         --       --                  --

Net loss for the year ended
 December 31, 2000                               --             --             --            --       --          (9,104,775)
                                        ------------   ------------   ------------   --------     ------   -    -----------

Balance, December 31, 2000                38,149,942   $     381,499   $ 25,611,288    $  195,258 $(410,667)     $(20,028,592)
                                        ------------   ------------   ------------   ------------- ------       ------------



              The accompanying notes are an integral part of these
                             financial statements.


                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)



                                                                                                                     Deficit
                                                                                                                   Accumulated
                                                 Common Stock          Additional       Other     Deferred         During the
                                        ---------------------------     Paid-In    Comprehensive  Consulting        Development
                                            Shares          Amount      Capital        Income      Expense            Stage
                                        ------------   ------------   ------------   ----------     ------       ------------

Balance, December 31, 2000              38,149,942   $    381,499   $ 25,611,288    $    195,258   $   (410,667) $    (19,985,491)

Valuation adjustment to warrants
 granted for consulting services
 (unaudited)                                  --             --          (45,000)           --               5,251           --

Warrants granted for loan
 consideration (unaudited)                    --             --        3,730,212            --                --             --

Currency translation adjustment
 (unaudited)                                  --             --             --            18,156              --             --

Net loss for the three months ended
 March 31, 2001 (unaudited)                   --             --             --              --                --       (2,655,522))
                                                     ------------   ------------    ------------   -   -----------   ------------

Balance, March 31, 2001 (unaudited)     38,149,942   $    381,499   $ 29,296,500    $    213,414   $   (405,416) $    (22,684,113)
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


                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                        From
                                                                                     Inception on
                                                     For the Three Months Ended        March 26,
                                                                March 31,            1992 Through
                                                     ----------------------------       March 31,
                                                         2001            2000             2001
                                                     ------------    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                          $ (2,655,522)    $(2,475,296)   $(22,684,113)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
     Depreciation and amortization                        397,191         139,842         880,550
     Deferred consulting expense                            5,251            --           334,584
     Value of common stock, warrants, options
      and discounts on equity instruments issued
      for services                                           --         1,558,736       3,802,930
     Loss on sale of assets                                  --              --           387,649
     Amortization of debenture discount                     118,442          --           768,442
     Gain on disposition of debt                             --              --          (165,340)
   Impairment loss                                           --              --           400,000
   Change in operating asset and liability
    accounts,  net of amounts acquired in
    business combination:
     (Increase) decrease in overpayment receivable           --           (74,700)           --
     (Increase) decrease in advances to employees,
      prepaid expenses, and deposits                      113,709        (752,500)     (5,772,868)
     (Increase) decrease in other assets                     --           359,110            --
     Increase (decrease) in accounts payable             (334,172)         (4,829)        699,289
     Increase (decrease) in accrued expenses               52,060        (114,387)      6,669,209
                                                     ------------    ------------    ------------

       Net Cash Used by Operating Activities           (2,303,041)     (1,364,024)    (14,679,668)
                                                     ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Payment on license agreement                              --              --          (400,000)
   Cash acquired in Sigma acquisition                        --              --           142,254
   Proceeds from sale of assets                              --              --                 1
   Purchase of fixed assets                                (6,472)       (714,761)       (750,447)
   Equipment procurement costs                               --              --          (564,110)
                                                     ------------    ------------    ------------

       Net Cash (Used) by Investing Activities             (6,472)       (714,761)     (1,572,302)
                                                     ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from notes payable                          3,000,000            --         3,000,000
   Repayment of related party notes payable                (2,091)           --        (1,523,291)
   Repayment of note payable                             (180,922)     (1,861,222)     (1,519,996)
   Loans from related parties                                --            48,648       7,224,287
   Issuance of convertible debentures                        --              --           650,000
   Common stock issued for cash                              --         7,201,061      11,131,032
   Stock offering costs                                      --              --           (26,289)
                                                     ------------    ------------    ------------

       Net Cash Provided by Financing Activities     $  2,816,987    $  5,388,487    $ 18,935,743
                                                     ------------    ------------    ------------



              The accompanying notes are an integral part of these
                             financial statements.


                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                         From
                                                                                      Inception on
                                                          For the Three Months Ended   March 26,
                                                                   March 31,         1992 Through
                                                           -----------------------       March 31,
                                                            2001            2000         2001
                                                           ----------   ----------   ----------
                                                           Restated)                  (Restated)


NET INCREASE IN CASH AND CASH
 EQUIVALENTS                                               $  507,474   $3,309,702   $2,683,773

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                  2,176,299      368,276         --
                                                           ----------   ----------   ----------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                                 $2,683,773   $3,677,978   $2,683,773
                                                           ==========   ==========   ==========
CASH PAID FOR:

   Interest                                                $     --     $     --     $     --
   Income taxes                                            $     --     $     --     $     --

NON-CASH FINANCING ACTIVITIES

   Value of common stock, warrants, options and
    discounts on equity instruments issued for
    services                                               $     --     $1,558,736   $3,802,930
   Equity instruments issued for deferred
     consulting expense                                    $     --     $     --     $  740,000
   Common stock issued for recapitalization                $     --     $     --     $2,761,773
   Common stock issued for conversion of debt              $     --     $  531,812   $2,507,225
   Acquisition of licenses through license
    agreement payable                                      $     --     $     --     $6,940,000

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

              The following is a reconciliation of the March 31, 2001 financial statements as originally reported to the restated March 31, 2001 financial statements:

                                                     As Reported         As Adjusted         Difference
                                                   ------------------  -----------------  ------------


                      Assets                       $   16,602,806     $   17,286,206       $     683,400    (1)

                      Liabilities                      16,196,092         12,551,788          (3,644,304)   (2)

                      Stockholders' Equity              3,406,714          4,734,418           1,327,704    (3)

                      Net Loss                     $    6,093,792     $    2,655,522       $ ( 3,438,270)   (4)

                      Loss per share               $        (0.16)    $        (0.07)      $        0.09

              (1) Difference represents (i) increase of $900,000 in recorded cost of license agreement as the result of determining that a measurement date for valuation of common stock owed
                      o the related purchase obligation occurred on September 21, 2000, net of additional accumulated amortization of $216,600.

              (2) Difference represents (i) and increase of $900,000 in recorded liability for license agreement as the result of determining that a measurement date for valuation of common stock owed on the related purchase obligation occurred on September 21, 2000 and (ii) a decrease of $1,544,304 representing discount on debt resulting from allocation of proceeds to additional paid-in capital relative to warrants issued to the lenders, net of amortization of $118,442.

              (3) Difference represents (i) a net decrease of $2,067,466 in additional paid-in capital due to change in method of reporting warrants issued with debt instruments (ii) increase of $3,438,270 due to reductions of net loss (see item (4) below) and (iii) decrease in beginning equity of $43,100 resulting from additional amortization expense in restated fiscal 2000 financial statements.
                                       12

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000


NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION (Continued)

              (4) Differences represents (i) reduction of loss by $3,611,770 reversal of immediate amortization of amount attributed to warrants issued with debt obligation in accordance with EITF No. 00-27 and related change in method of allocating debt proceeds to warrants and amortization over the term of the debt of the amount allocated to warrants and (ii) increase in loss due to additional amortization of $173,500 in connection with license agreement intangible assets.

NOTE 2 -      PATENTS AND LICENSING AGREEMENTS

              The Company's patents and license agreements consisted of the following at March 31, 2001 and December 31, 2000:

                                                                                     March 31,      December
                                                                                                    31,
                                                                                         2001
                                                                                                    2000
                                                                                    (Unaudited)

                      Patents                                                    $         919,514  $          973,658
                      Licensing Agreement - Aquamax and Keeran                           6,540,000           6,540,000
                      Accumulated amortization                                            (418,393)           (231,979)
                                                                                 -----------------  ------------------

                                                                                 $       7,041,121  $        7,281,679
                                                                                 =================  ==================

              As part of the purchase of Sigma, the Company acquired patents valued at their fair value of $919,514. The patents have an estimated remaining life of 90 months from the date of Sigma acquisition. The patents are pledged as collateral for obligations of $479,564 at March 31, 2001. The license agreement represents rights to patent and patent applications for technology acquired from Aquamax and Keeran (Note 7). The cost of the license agreement is being amortized over its estimated useful life of 10 years. Amortization expense for the period ended Mach 31, 2001 and accumulated amortization at March 31, 2001 amounted to $12,914 and $54,043, respectively (Patents) and $173,500 and $364,350, respectively (Licensing Agreement).

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


NOTE 4 -      NOTES PAYABLE

              Notes payable at March 31, 2001 and December 31, 2000 consist of the following:


                                                                                         March 31,                December 31,
                                                                                          2001                     2000
                                                                                     -----------------      ------------------
                                                                                         (Unaudited)

              Notes payable to two parties bearing interest at 10.5%,
               collateralized by guarantees of the president of the
               Company, due in full by March 5, 2002.                                $       3,000,000      $           --

              Less discount resulting from allocation of proceeds
               to warrants issued with debt                                                 (1,544,304)

              Note payable to SND bearing a variable  interest  rate,  (10.9% a t
               December 31, 2000) due in equal semi-annual
               payments which began May 1, 2000, uncollateralized.                             116,405                 121,049

              Note payable to SND bearing a variable  interest  rate,  (10.9% at
               December 31, 2000) due in equal semi-annual
               payments which began May 10, 2000, uncollateralized.                            476,635                 569,964

              Note payable to Silent Clean Power bearing interest at 12.00%, due in equal semi-annual payments, collateralized
               by patents and licenses                                                         479,565                 498,696

              Note payable to SND bearing a variable  interest  rate,  (10.9% at
               December 31, 2000) due in equal semi-annual
               payments which began April 3, 2000, uncollateralized.                            33,339                  43,336
                                                                                     -----------------      ------------------

              Total Notes Payable                                                    $       2,561,640      $        1,233,045
                                                                                     =================      ==================

              Annual maturities of notes payable are as follows:

                      Years Ending
                      December 31,

                            2002                                                     $       1,931,656
                            2003                                                               629,984
                            ----                                                     -----------------

                                                                                     $       2,561,640
                                                                                     =================


              The Company granted 1,200,000 warrants valued at $3,730,212 pursuant to the Black Scholes pricing model using a risk-free interest rate of 6.43% expected volatility of 228% and an expected life of 3 years as additional consideration for the $3,000,000 loans. The proceeds of the loans have been allocated between debt and additional paid-in capital in proportion to the relative fair value of the debt and the warrants. The portion allocated to equity was $1,662,746 and the balance of $1,337,254 was recorded as debt, net of discount. the discount will be amortized to interest expense over the term of the debt using the effective interest rate method.
                                       14

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000


NOTE 5 -      ACCRUED EXPENSES

              The Company's accrued expenses are comprised of the following items:

                                                                                    March 31,         December 31,
                                                                                      2001               2000
                                                                              -----------------  -----------------
                                                                                 (Unaudited)

                  Accrued payroll taxes payable                               $          24,481  $          26,657
                  Accrued interest payable - payroll                                     52,717             52,717
                  Accrued payroll tax penalty                                            98,845             98,845
                  Accrued interest payable - notes                                      136,229            118,155
                  Other accrued items                                                    59,783              7,908
                  Accrued license agreement (Note 7)                                  6,540,000          5,910,000
                                                                              -----------------  -----------------

                                Total                                         $       6,912,055  $       6,214,282
                                                                              =================  =================

NOTE 6 -       GOING CONCERN

               The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had limited activities since inception and is considered a development stage company because it has no significant operating revenues and, planned principal operations have not yet commenced. The Company has incurred losses from its inception through March 31, 2001 of approximately $22,684,000. The Company does not have an established source of funds sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

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

NOTE 7 -       COMMITMENTS AND CONTINGENCIES

               Wohlreich

               During January 2000, the Company entered into a three-year consulting agreement with Clement J. Wohlreich to receive financial, marketing and management services. The agreement called for the Company to issue 100,000 units, each consisting of one share of the Company's common stock and one attached warrant granting the right for three years to purchase one share of common stock for an exercise price of $1.50. As the agreement provided for issuance of the units upon commencement of services, the Company accrued a liability and deferred consulting expense as a reduction of shareholders' equity in an amount equal to the value of the common stock and warrant at the inception of the agreement. The liability was converted to equity upon issuance of the units and the value of the stock and warrants will be expensed over the term of the agreement upon completion of services each quarter. Pursuant to EITF 96-18, "Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring Or In Conjunction With Selling, Goods Or Services", the Company will continue to revalue the warrants until earned upon completion of services. As of March 31, 2000, the consulting contract was valued at $695,000, representing the 100,000 shares of common stock issued on July 25, 2000 at the then trading price of $4.00 per share and the value of the warrants of $295,000, as determined by the Black Scholes pricing model. For the period ended March 31, 2001, the Company had amortized $289,584 of the contract , leaving a remaining balance of $405,416 at March 31, 2001 which is included as a reduction of stockholders' equity.

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

               AQUAMAX/KEERAN  (Continued)
               --------------

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

               In July 2001, the aforementioned negotiations resulted in the execution by Aquamax/Keeran and the Company, as well as Hadwaco Ltd. Oy and Hackman Oy Abp, of agreements which will, if closing occurs as stipulated, resolve the dispute favorably to the Company. The Agreements therein entered into in July 2001, as subsequently amended, provide that the Company will make to Aquamax/Keeran payments of $1,800,000 in cash and 600,000 shares of common stock on or before September 28, 2001, unless extended by the parties, in addition to the $400,000 already paid to Aquamax/Keeran, in exchange for ownership (as opposed to licenses as provided in the September 2000 License Agreement) of all the Aquamax/Keeran technology in any way connected to water treatment, rather than the $4,000,000 of cash and 600,000 shares of common stock aggregate amount under the September 2000 License Agreement. The agreements also provide that the Company will grant back to Aquamax/Keeran a royalty free, exclusive, worldwide license to exploit Newco's water desalination technology for applications where the volume of water processed is less than 1,000 cubic meters per day. The license back of rights to Aquamax/Keeran is exclusive for a term of five years and non-exclusive thereafter. A similar grant back of rights was included in the September 2000 License Agreement but provided for royalties to be paid to the Company based on Aquamax/Keeran's future revenues from use of the technology. The agreements also include release of liability provisions, whereby all parties release each other of and from all claims and liabilities, including the amount due in connection with the Company's obligation under the September 2000 License Agreement as well as the Company's claim for a price reduction due to the non-exclusivity of the Hadwaco license. Contemporaneously, the Company entered into agreements with Hadwaco Ltd Oy and Hackman Oy Abp (Hadwaco). The agreement of the parties is as follows: The Company will form a new company (Newco) in Finland. The Company will immediately provide Newco with $1,500,000 to purchase from Hadwaco a 100% interest in its existing and ongoing water remediation business, including all related intellectual property. Newco's purchase price for Hadwaco's water remediation business will be $1,500,000 plus a 19% interest in Newco's common stock. The parties have agreed that on June 30, 2004 Newco will reacquire the 19% interest in its stock from Hadwaco three years after the effective date of the purchase transaction at a price dependent on Newco's earnings and other factors but is not to exceed $2,000,000. The intellectual property transferred will include technology which Hadwaco has licensed to Aquamax/Keeran and the Licensors, in turn, licensed to the Company.

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

               SIGMA

               On March 6, 2001, the Company's wholly owned subsidiary, SIGMA, entered into a collaboration agreement with Baxi Group Ltd. (a manufacturer of heating systems in Europe) for the development and marketing of a combined heat and power product (micro-CHP) for the residential market in the United Kingdom. The objective of the agreement is to form a joint working arrangement for the development of a micro-CHP package, consisting of the Sigma Energy Converter (Sigma Stirling engine) and the metal cabinet for domestic use, into which each unit will be mounted, including controls and connections to both systems and the electricity supply network. The purpose of the collaboration agreement is to design a prototype micro-CHP package to be installed in compliance with applicable regulations in older and larger houses as replacements for boilers that have reached the end of their service life. The parties will work together in assigning sufficient priority and allocating necessary resources (which have already been budgeted by Sigma) to the project to develop the package in a mutually agreeable time frame, which is currently anticipated to be by mid-2002. Pursuant to the terms of the collaboration agreement, each party pays its own expenses. The agreement has no fixed termination date, but can be terminated at any time by either party on three months notice. The costs incurred by the Company which are associated with the Baxi collaboration have been expensed when incurred. During the three-month period ended March 31, 2001, such costs consisted of travel costs and research and development costs. For the three months ended March 31, 2001, the Company expensed $2,998 of travel costs for monthly planning and update meetings in connection with the collaboration which is included in general and administrative expenses and $3,511 of engineer compensation costs which are included in the research and development expenses.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000


NOTE 8 -       SUBSEQUENT EVENT

               On April 2, 2001, the Company received $600,000 in exchange for convertible promissory notes payable of $240,000 and $360,000. Each note bears interest at 10% per annum and are due by April 2, 2003. Each note is convertible at any time by the note holder into the Company's common stock at $4.00 per share. On April 2, 2001, the Company's common stock closed at $2.73 per share. Concurrent with the promissory notes, the Company granted 200,000 warrants with an exercise price of $1.50 per share and an expiration date of April 1, 2003. The warrants were granted for the funding of the promissory notes and will be valued at $2.73 per share ($546,000 in total) pursuant to the Black Scholes pricing model. The proceeds will be allocated between debt and additional paid-in capital in proportion to the relative fair value of the debt and the warrants. Also, a portion of the resulting amount assigned to debt will be allocated to additional paid-in capital to reflect as equity the value of beneficial conversion features of the debt. The portion to be allocated to equity will be $381,228 and the balance of $218,772 will be recorded as debt, net of discount. The discount of $381,228 and debt issue costs of $12,000 will be amortized to interest expense over the term of the debt using the effective interest rate method.

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

The Company has had no profit to date. It experienced a total of $9,104,775 in losses for the year ended December 31, 2000. For the three months ended March 31, 2001, the Company experienced a total of $2,655,522 in losses. The Company's losses have resulted from the fact that its products are still in development and no sales have been generated.

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

The Company currently has outstanding debt with an aggregate principal amount of $12,551,788 as of March 31, 2001. Of this amount, $1,006,284 was incurred during the three months ended March 31, 2001.

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


As part of our monitoring the progress of Sigma on its Stirling engine development program, we assess whether circumstances indicate that an impairment of the value of the assets of Sigma, including its patents and goodwill. There are no circumstances as of March 31, 2001 that indicate that there is an impairment of Sigma's assets.


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

The agreements with Aquamax/Keeran entered into on July 20, 2001 represent a renegotiation of the terms of the original license agreement entered into by the Company and Aquamax/Keeran in September 2000. Under the July agreements (a) the Company will make payments to Aquamax/Keeran of $1,800,000 in cash and 600,000 shares of common stock on or before September 28, 2001, unless extended by the parties, in addition to the $400,000 already paid to Aquamax/Keeran, in exchange for ownership of all the Aquamax/Keeran technology in any way connected to water treatment; (b) the Company will grant back to Aquamax/Keeran a royalty free, exclusive, worldwide license to exploit Newco's water desalination technology for applications where the volume of water processed is less than 1,000 cubic meters per day, except that after five years such license will be non-exclusive;
(c) the parties release each other from all claims and liabilities, including amounts due in connection with the Company's obligation under the September 2000 License Agreement as well as the Company's claim for a price reduction due to the non-exclusivity of the Hadwaco license.

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


The agreement with Aquamax/Keeran remains subject to the satisfaction of certain conditions, including: (a) the Company's formation of "Newco" in Finland; (b) the Company's funding of Newco with enough working capital so that Newco will pay to Hadwaco, on or before September 28, 2001 (pursuant to the extension agreement described below), $1,5000,000 for the purchase by Newco of certain assets constituting the water remediation business of Hadwaco; and (c) the Company must also pay to Aquamax/Keeran $1,800,000 and 600,000 shares of the Company's common stock on or before August 31, 2001.

The agreement with Hadwaco and Hackman remains subject to the satisfaction of certain conditions, including: Newco's acquisition of Aquamax/Keeran technology pursuant to the terms of the July 20, 2001 agreement between the Company and Aquamax/Keeran as described above.

On August 29, 2001, the Company entered into an agreement with Aquamax (International) Holdings B.V. and Keeran Corporation N.V. ("Aquamax/Keeran") to extend the deadline for consummation of the transactions set forth in the agreement executed on July 20, 2001 by and among Aquamax/Keeran, Balantum Oy and the Company. As amended, the closing of the transaction shall occur on the earlier to occur of September 28, 2001 or the first practically possible day after the Company becomes listed on the Nasdaq OTC Bulletin Board. Additionally, after August 31, 2001, the Company shall take responsibility for paying for the processing and maintenance of patents and patent applications which shall be transferred to Balantum Oy pursuant to the terms of the July 20, 2001 agreement. In connection with the extension agreement, the Company has assumed the obligation of Aquamax/Keeran to compensate a finder in connection with the transactions between Aquamax/Keeran and the Company an amount of $105,080 and 31,040 shares of the Company's common stock. On August 30, 2001, the Company entered into an agreement with Hadwaco OYJ ABP ("Hadwaco") to extend the deadline for consummation of the transaction set forth in the July 20, 2001 agreement by and among Hadwaco OYJ ABP, Hadwaco Ltd. Oy and the Company. Pursuant to the terms of the extension, the Company will pay to Hadwaco an aggregate amount of $150,000 in four weekly installments: $50,000 on each of September 7 and September 14, and $25,000 on each of September 21 and September
28. In the event that the closing of the transaction in the July 2001 agreement does not take place by September 28, 2001 and that is not the sole fault of Hadwaco, the amount paid will remain with Hadwaco as compensation for the delay. In the event that the closing in the July 2001 agreement does take place on or before September 28, 2001, Newco's payment obligations under the July 20, 2001 agreement shall be reduced by the amount paid for the extension.
                                       26

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

The Company has accomplished the first two steps of its vapor compression desalination development program: (1) acquisition of the Aquamax/Keeran technology; and (2) obtaining patent rights on its own technology that will be combined with the Aquamax/Keeran technology (preliminary patents filed August 2000 and nonpreliminary patents filed August 2001). The remaining step is to complete a PPI which consists of 14 projects, the combined effect of which is projected to yield a more economically viable seawater desalination system, with lower energy and operating costs for both the projected vacuum vapor compression system and the existing seawater reverse osmosis technology. The formal PPI was initially designed in 1997, after the first physical assessment of the Aquamax equipment in Finland. The program was thereafter continuously developed and refined to reflect new information gathered from the Aquamax equipment we have acquired and have under testing in Malta, as well as data gathered about competitive technologies from our consultants, and our own monitoring of the market. The planning, scheduling and cost estimating of the formal program was finalized in October of 2000. The PPI is expected to require approximately 4 full-time employees and 18 to 20 months to complete once additional funding of approximately $5 million is arranged. Neither the time, manpower requirements or cost necessary for the PPI have changed. Two of the projects represent critical path projects on which the 18 to 20 month time line will be dependent. The two critical path projects are: "High Efficiency Steam Ejector Development" Project, the goal of which is to replace a mechanical compressor with a high efficiency hypercritical ejector (OPC has a U.S. patent application in process) and the "Evaporator-Condenser Efficiency Increase" Project, the goal of which is to increase the overall efficiency of the vapor compression cycle by at least 30% (OPC has a U.S. patent application in process). Timely completion of the two critical path projects will be benchmarks for measuring progress for impairment testing purposes. Management believes the seawater desalination products market continues to be large, the competitive environment is substantially unchanged from that of September 2000 when the Aquamax/Keeran patent rights were obtained and continues to have the potential to generate substantial profits from which the investment in the Aquamax/Keeran patents can be recovered. The commencement of the PPI has been delayed until funding is arranged. Losing our eligibility to have our common stock traded on the Nasdaq OTC Bulletin Board has resulted in a delay to our arranging funding for the PPI for two reasons: first, because potential investors have elected not to invest until we are again eligible to trade on the OTC Bulletin Board; and second, as a result of the diversion of management resources to the task of amending the SEC filings and other efforts necessary to re-attain eligibility to trade on the OTC Bulletin Board. During the period that the PPI has been delayed by the unavailability of funding, the Company has assessed impairment of the carrying value of its assets employed in the desalination business by monitoring developments in the market for desalination products to determine if technological, competitive or market conditions indicate that the value of the assets (including the amortized cost of the licensed patents and the value of the research and development activities that were expensed as incurred including research leading to Ocean Power's three additional patents and the "know how" resulting from our testing of the unit in Malta) is less than the carrying value of the related asset consisting principally of the cost of the Aquamax/Keeran patent net of accumulated amortization and the previous impairment adjustment. Management's assessment of market conditions described above leads management to conclude that there has been no impairment of the Aquamax/Keeran related license agreement asset other than the $400,000 that was recorded in connection with the dispute with Aquamax/Keeran over exclusivity of one of the patents, as described below.
                                       29

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

Another factor drawing us to Sigma was its focus on what we believe could be a profitable business in the growing distributed power market in Europe -- home heat and power generation. We believe that Sigma's focus can enable us to develop a source of revenue from Sigma's Stirling engine design within as few as 15 months from acquisition (November 2001). We are seeking to configure Sigma's basic engine design for a range of other uses in the commercial and industrial power markets, as well as adapting these engines as a power source for our H20 kW sea water desalination systems. We believe that Sigma's basic one-cylinder model can be expanded from the current 3 kW to up to a 25 kW engine with no basic design change. Our long-term plan, ultimately, is to seek to combine several 25 kW engine systems in parallel arrays that will allow us to install distributed power systems from kilowatts to megawatts with one basic design that can share many common parts; thereby reducing the cost to produce the power systems. This manufacturing efficiency, coupled with the inherent flexibility of
                                       31
the fuel sources for a Stirling engine (any heat source will do, such as oil, gas, solar power or any biomass) we believe will cause Stirling engines to have significant commercial advantages as a source of distributed power over other distributed technologies such as fuel cells, with their more stringent fuel requirements.

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

The development benchmarks for Sigma's Stirling engine business are as follows:



------------------------------------------------------------------------------------------------------------
               Targeted Completion Date                                      Benchmark
------------------------------------------------------- -----------------------------------------------------
First Quarter of 2001                                   Prime customer agrees to collaborate in
                                                        development efforts
------------------------------------------------------------------------------------------------------------
Fourth Quarter of 2001                                  Second generation prototype available to Sigma for
                                                        testing
------------------------------------------------------------------------------------------------------------
Fourth Quarter 2001 or First Quarter 2002               First proceeds from sale of prototypes
------------------------------------------------------------------------------------------------------------
Late First Quarter or early Second Quarter of 2002      Release of second generation prototype for external
                                                        testing
------------------------------------------------------------------------------------------------------------
Second Quarter 2002                                     Micro combined heat and power system ready for
                                                        internal testing
------------------------------------------------------------------------------------------------------------
Third Quarter 2002                                      Freezing (finalization) of design of the second
                                                        generation prototype
------------------------------------------------------------------------------------------------------------
Fourth Quarter 2003                                     Commence production of product (small energy
                                                        converter with electrical output of 3 kW and
                                                        thermal output of 9 kW)
------------------------------------------------------------------------------------------------------------

                                       33

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

ITEM 5.   Other Information


   Baxi Group Ltd.

On March 6, 2001, the Company's wholly owned subsidiary, SIGMA, entered into a collaboration agreement with Baxi Group Ltd. (a manufacturer of heating systems in Europe). The objective of the agreement is for Sigma and Baxi to collaborate in developing and marketing a prototype combined heat and power product (micro-CHP) package for residential use in the United Kingdom consisting of the Sigma Energy Converter (Sigma Stirling engine) in a metal cabinet which also contains controls, tanks and electrical connections to both heating and power systems. The purpose of the collaboration agreement is to design a prototype micro-CHP package to be installed in compliance with applicable regulations in older and larger houses as replacements for boilers that have reached the end of their service life. The parties will work together in assigning sufficient priority and allocating necessary resources (which have already been budgeted by Sigma) to the project to develop the package in a mutually agreeable time frame, which is currently anticipated to be by mid-2002. Pursuant to the terms of the collaboration agreement, each party pays its own expenses. The agreement has no fixed termination date, but can be terminated at any time by either party on three months notice. The costs incurred by the Company which are associated with the Baxi collaboration have been expensed when incurred. During the three-month period ended March 31, 2001, such costs consisted of travel costs and research and development costs. For the three-month period ended March 31, 2001, the Company expensed $2,998 of travel costs for monthly planning and update meetings in connection with the collaboration which is included in general and administrative expenses and $3,511 of engineer compensation costs which are included in the research and development expenses.

ITEM 6.   Exhibits and Reports on Form 8-K

     (a)          Exhibits

----------------------------------------------------------------------------------------------------------------
Exhibit
Number                                                         Description

----------------------------------------------------------------------------------------------------------------
 2.01                   Sigma Share Purchase Agreement dated July 25, 2000****
----------------------------------------------------------------------------------------------------------------
 3.01                   Certificate of Incorporation of Ocean Power Corporation, a Delaware Corporation, Dated
                        July 21, 1999 **
----------------------------------------------------------------------------------------------------------------
 3.02                   Bylaws of the Registrant**
----------------------------------------------------------------------------------------------------------------
3.03                    Articles of Incorporation of Kaniksu American Mining Company (Idaho), predecessor of registrant**
----------------------------------------------------------------------------------------------------------------
3.04                    Company (Idaho) Certificate of Amendment Kaniksu American Mining Dated August 28, 1995
                        name change to Kaniksu Ventures, Inc.**
----------------------------------------------------------------------------------------------------------------
3.05                    Certificate of Amendment Kaniksu Ventures, Inc., Dated April 2, 1997 name change to
                        Intryst, Inc.**
----------------------------------------------------------------------------------------------------------------
3.06                    Articles of Amendment of Intryst, Inc., name change Dated December 24, 1997 to PTC
                        Group, Inc.**
----------------------------------------------------------------------------------------------------------------
3.07                    Articles of Amendment of PTC Group, Inc., name change Dated July 14, 1999 to Ocean
                        Power Corporation**
----------------------------------------------------------------------------------------------------------------
3.08                    Articles of Merger of Ocean Power Corporation Idaho With Ocean Power Corporation
                         Delaware Dated July 28, 1999**
----------------------------------------------------------------------------------------------------------------
3.09                    Certificate of Merger of Foreign and Domestic Corporation Dated July 28, 1999**
----------------------------------------------------------------------------------------------------------------
10.01                   STM/GSI-Ocean Power Licensing Agreement***
----------------------------------------------------------------------------------------------------------------
10.02                   Employment Agreement (Joseph P. Maceda)**
----------------------------------------------------------------------------------------------------------------
10.03                   Employment Agreement (J. Michael Hopper)**
----------------------------------------------------------------------------------------------------------------
10.04                   Employment Agreement (Lori L. O'Brien)**
----------------------------------------------------------------------------------------------------------------
10.05                   Employment Agreement (Robert Campbell)**
----------------------------------------------------------------------------------------------------------------
10.06                   Memorandum of Understanding with HyPerTech dated 15 June, 2000***
----------------------------------------------------------------------------------------------------------------
10.07                   Purchase Order Memorandum of Understanding with Ecological Engineering & Monitoring,
                         Inc. dated 16 January, 2000.***
----------------------------------------------------------------------------------------------------------------
10.8                    Design and Procurement agreement between Sigma and Ricardo, Inc. dated February 23,
                        2001*****
----------------------------------------------------------------------------------------------------------------
10.9                    Letter of Intent with Hadwaco Oy dated March 8, 2001*****
----------------------------------------------------------------------------------------------------------------
10.10                   Letter of Intent with Hadwaco Oy dated November 28, 2000*****
----------------------------------------------------------------------------------------------------------------
10.11                   Letter of Intent with Organic Power dated March 14, 2001*****
----------------------------------------------------------------------------------------------------------------
10.12                   Memorandum of Understanding with Organic Power dated December 20, 2000*****
----------------------------------------------------------------------------------------------------------------
10.13                   Memorandum of Understanding with Ecological Engineering & Monitoring, Inc. dated
                        November 15, 2000*****
----------------------------------------------------------------------------------------------------------------
10.14                   Memorandum of Understanding with Battelle Memorial Institute, Pacific Northwest
                      Division dated October 12, 2000*****
----------------------------------------------------------------------------------------------------------------
10.15                   Licensing Agreement with Aquamax/Keeran dated September 21, 2000*****
----------------------------------------------------------------------------------------------------------------
10.16                   Project Collaborative with EPRIsolutions dated February 20, 2001*****
----------------------- -----------------------------------------------------------------------------------------
10.17                   Heads of Agreement and Affiliate System Guidelines with CIMA Capital, LLC dated March
                        30, 2000*****
----------------------------------------------------------------------------------------------------------------
10.18                   Joint Venture Agreement with Apollo Water and Power International, Inc. dated February
                        23, 2001*****
----------------------------------------------------------------------------------------------------------------
10.19                   Joint Venture Agreement with Caribbean Water and Power, Inc. dated February 23,
                        2001*****
----------------------------------------------------------------------------------------------------------------
10.20                 Cooperation Agreement between Sigma and Kockums AB dated November 14, 2000 *****
----------------------------------------------------------------------------------------------------------------
10.21                   Agreement for an Initial Collaboration Development mCHP between Sigma and Baxi Group
                        Ltd, dated March 2, 2001*
 ----------------------------------------------------------------------------------------------------------------

*         Filed herewith

** Incorporated by reference to the Company's Form 10-SB as filed February 8, 2000.
*** Incorporated by reference to the Company's Form 10-SB as amended and filed February 6, 2001.
**** Incorporated  by reference to the Company's  Form 8-K as  amended and filed
     October 19, 2000.
*****Incorporated  by reference to the Company's  Form 10-K as amended and filed
     September 4, 2001.

     (b)   Reports on Form 8-K.

     Not applicable.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         OCEAN POWER CORPORATION


Date: September 4, 2001                        By:/s/ Joseph P. Maceda
                                                 ---------------------
                                                      Joseph P. Maceda
                                                      President



Date: September 4 , 2001

                                             By: /s/ J. Michael Hopper
                                                 --------------------------
                                                     J. Michael Hopper
                                                     Secretary/Treasurer
                                                    (chief accounting officer)