Form 10QSB/A
period 2001-06-30
OCEAN POWER CORP
filed 2001-09-04
CIK 1102423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------

                                  FORM 10-QSB/A
                                  -------------

                                Amendment No.1 to


 |X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

                                       OR

 | | Transition report under Section 13 OR 15(d) of the Securities Exchange
     Act of 1934

          For The Transition Period From                  To
                                          ---------------     ----------------

                          Commission File Number 1-5742



                             OCEAN POWER CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                    Delaware                                 94-3350291
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

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had 38,439,094 shares of its $.01 par value common stock outstanding as of June 30, 2001.

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


                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                       June 30, 2001 and December 31, 2000

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------

                                                    June 30,    December 31,
                                                      2001         2000
                                                   (Unaudited)
                                                   --------     ----------
CURRENT ASSETS

   Cash                                           $ 286,901     $ 2,152,593
   Cash - restricted                                 48,239          23,706
   Advances to employees                            355,497         320,567
   Prepaid expenses                                 143,295         222,235
                                                   --------     ----------
     Total Current Assets                           833,932       2,719,101

EQUIPMENT, NET                                    1,106,774         922,980
                                                   --------     ----------
OTHER ASSETS

   Debt offering costs                               10,500            --
   Deposits                                          54,729          55,348
   Patents, and licensing agreements, net         6,825,783       7,281,679
   Goodwill, net                                  5,985,695       6,315,183

     Total Other Assets                          12,876,706      13,652,210
                                                   --------     ----------
     TOTAL ASSETS                               $14,817,412     $17,294,291
                                                ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                    June 30,
                                                                     2001         December 31,
                                                                 (Unaudited)         2000
                                                                 -------------    -------------
CURRENT LIABILITIES

   Accounts payable                                              $  2,134,070    $  1,127,414
   Accrued expenses                                                 7,123,173       6,844,282
   Notes payable - related parties                                  1,235,813       1,317,618
   Notes payable - current portion                                  1,920,690         488,457
   Research advances                                                     --           473,145

     Total Current Liabilities                                     12,413,746      10,250,916
                                                                 -------------    -------------
LONG-TERM LIABILITIES

   Convertible debentures payable                                     550,000         550,000
   Notes payable                                                    1,195,504         744,588
                                                                 -------------    -------------

     Total Long-Term Liabilities                                    1,745,504       1,294,588
                                                                 -------------    -------------

     Total Liabilities                                             14,159,250      11,545,504
                                                                 -------------    -------------
STOCKHOLDERS' EQUITY

   Preferred stock: 20,000,000 shares authorized of
    $0.001 par value; no shares outstanding                              --              --
   Common stock: 500,000,000 shares authorized of
    $0.01 par value; 38,439,094 and 38,149,942 shares
    issued and outstanding, respectively                              384,391         381,499
   Additional paid-in capital                                      28,720,657      25,611,288
   Deferred consulting expense                                       (984,000)       (410,667)
   Other comprehensive income                                         365,682         195,258
   Deficit accumulated during the development stage               (27,828,568)    (20,028,591)
                                                                 -------------    -------------
     Total Stockholders' Equity                                       658,162       5,748,787

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 14,817,412    $ 17,294,291
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



                                                                                                       From
                                                                                                    Inception on
                                               For the                          For the               June 30,
                                            Six Months Ended               Three Months Ended       1992 Through
                                                 June 30,                      June 30,               March 26,
                                          2001              2000         2001             2000           2001
                                       ----------       ----------     ----------      ----------    ----------


REVENUES                             $       --      $       --      $       --      $       --      $       --


EXPENSES

   General and administrative           4,840,307       4,009,294       2,646,008       1,644,659      20,783,595
   Impairment of intangible assets           --              --              --              --           400,000
   Research and development             1,671,974         140,850       1,610,478            --         3,217,430
   Depreciation and amortization          829,216         195,276         605,525           5,944       1,312,575
                                       ----------       ----------     ----------      ----------    ----------
     Total Expenses                     7,341,497       4,345,420       4,862,011       1,745,978      25,713,600
                                       ----------       ----------     ----------      ----------    ----------
     LOSS FROM OPERATIONS              (7,341,497)     (4,345,420)     (4,862,011)     (1,745,978)    (25,713,600)

OTHER INCOME (EXPENSE)
   Currency gain                             --              --              --              --               522
   Interest income                         29,276          79,578          12,169          43,405         244,820
   Loss on sale of assets                    --              --              --              --          (387,649)
   Interest expense                      (487,756)       (143,619)       (294,613)        (66,243)     (2,138,002)

     Total Other Income (Expense)        (458,480)        (64,041)       (282,444)        (22,838)     (2,280,309)
                                       ----------       ----------     ----------      ----------    ----------
LOSS BEFORE EXTRAORDINARY
 ITEM                                  (7,799,977)     (4,409,461)     (5,144,455)     (1,768,816)    (27,993,909)

EXTRAORDINARY ITEM

   Gain on settlement of debt                --           165,349            --              --           165,341
                                       ----------       ----------     ----------      ----------    ----------
     NET LOSS                          (7,799,977)     (4,244,112)     (5,144,455)     (1,768,816)    (27,828,568)
                                       ----------       ----------     ----------      ----------    ----------
OTHER COMPREHENSIVE INCOME

   Currency translation adjustment        170,424            --           152,268            --           365,682
                                       ----------       ----------     ----------      ----------    ----------

     TOTAL COMPREHENSIVE LOSS        $ (7,629,553)   $ (4,244,112)   $ (4,992,187) $   (1,768,816)   $(27,462,886)
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



                                                                                                       From
                                                                                                    Inception on
                                               For the                          For the               June 30,
                                            Six Months Ended               Three Months Ended       1992 Through
                                                 June 30,                      June 30,               March 26,
                                          2001              2000         2001             2000           2001
                                       ----------       ----------     ----------      ----------    ----------



BASIC AND DILUTED LOSS PER
 SHARE

Operating loss                       $      (0.20)    $      (0.12)  $     (0.13)     $     (0.05)
Extraordinary item                            --              0.00           --              0.00
                                     -----------      ------------    ----------      ----------    ----------
   Total                             $      (0.20)    $      (0.12)  $     (0.13)     $    (0.05)
                                     ============     ============    ==========      ============    ==========
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                 38,184,499       34,725,423    38,160,423        35,240,478
                                     ============     ============    ==========      ============    ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity





                                                                                                                  Deficit
                                                                                                                 Accumulated
                                               Common Stock            Additional       Other      Deferred      During the
                                       ---------------------------     Paid-In      Comprehensive Consultin      Development
                                         Shares          Amount        Capital          Income     Expense         Stage
                                        ------------   ------------   ------------   ----------   ----------    ------------

Balance, December 31, 1999               32,835,925   $    328,359   $  5,589,224   $      --     $   --       $(10,923,816)


January 4, 2000, common stock
issued for debt and consideration
for loan default at $2.75 per share         147,580          1,476        236,024          --         --             --

January 5, 2000, common stock
issued for services at $4.34 per
share                                        60,000            600        259,800          --         --             --

January 26, 2000, common stock
issued pursuant to a private
placement at $2.10 per share                 47,619            476         99,524          --         --             --

February 1, 2000, warrants
granted below market value                     --             --           41,242          --         --             --

February 18, 2000, options
granted below market value                     --             --          494,596          --         --             --

February 22, 2000, options
granted below market value                     --             --          624,998          --         --             --

March 9, 2000, common stock
issued for exercise of warrant
at $1.99 per share                           62,792            628        124,391          --         --             --

March 16, 2000, common stock
issued for conversion of convertible
debenture at $1.50 per share                 66,667            667         99,333          --         --             --

March 16, 2000, common stock
issued for exercise of warrants
at $0.75 per share                          133,333          1,333         98,667          --         --             --
                                        ------------   ------------   ------------   ----------   ----------    ------------
Balance Forward                          33,353,916   $    333,539   $  7,667,799   $      --     $   --        $(10,923,816)
                                        ------------   ------------   ------------   ----------   ----------    ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)



                                                                                                                  Deficit
                                                                                                                 Accumulated
                                               Common Stock            Additional       Other      Deferred      During the
                                       ---------------------------     Paid-In      Comprehensive Consultin      Development
                                         Shares          Amount        Capital          Income     Expense         Stage
                                        ------------   ------------   ------------   ----------   ----------    ------------


Balance Forward                         33,353,916   $    333,539   $  7,667,799    $      --     $       --    $(10,923,816)


March 27, 2000, 3 stock issuances
for payment of debt at an average
price of $4.95 per share                    46,486            465        231,347           --             --              --

May 26, 2000, options granted below
market value                                  --             --        1,272,195           --             --              --

July 25, 2000, common stock issued
for conversion of accounts payable
at $4.00 per share                         100,000          1,000        399,000           --         (237,000)           --

July 25, 2000, common stock issued
for purchase of SIGMA at $3.20 per
share                                    1,718,748         17,187      5,482,813           --             --              --

January 25 - August 14, 2000, 62
stock issuances pursuant
to a private placement
memorandum at average
price of $3.58 per share                 1,930,792         19,308      6,896,423           --             --              --

August 8, 2000, options granted
below market value                            --             --          358,000           --             --              --

September 15, 2000, 23 stock
issuances pursuant to a private
placement memorandum at $3.00
per share                                1,000,000         10,000      2,990,000           --             --              --

Currency translation adjustment               --             --             --          195,258           --              --

Warrants granted for consulting
contract                                      --             --          340,000           --         (173,667)           --

Stock offering costs paid                     --             --          (26,289)          --             --              --

Net loss for the year ended
December 31, 2000                             --             --             --             --             --      (9,104,775)
                                        ------------   ------------   ------------   ----------   ----------    ------------
Balance, December 31, 2000              38,149,942   $    381,499   $ 25,611,288    $   195,258   $   (410,667) $(20,028,591)
                                        ------------   ------------   ------------   ----------   ----------    ------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)



                                                                                                                  Deficit
                                                                                                                 Accumulated
                                               Common Stock            Additional       Other      Deferred      During the
                                       ---------------------------     Paid-In      Comprehensive Consultin      Development
                                         Shares          Amount        Capital          Income     Expense         Stage
                                        ------------   ------------   ------------   ----------   ----------    ------------

Balance, December 31, 2000              38,149,942   $    381,499   $ 25,611,288    $    195,258   $   (410,667)   $(20,028,591)


Valuation adjustment to warrants
granted for consulting services
(unaudited)                                   --             --          (60,000)           --           70,667            --

March 5, 2001, warrants issued
in connection with debt obligations
(unaudited)                                   --             --        1,662,746            --             --              --

April 2, 2001, warrants issued in
connection with debt obligations
(unaudited)                                   --             --          381,228            --             --              --

April 23, 2001, common stock
issued for conversion of accounts
payable (unaudited)                         50,000            500         74,500            --             --              --

June 8, 2001, common stock
issued for conversion of research
advances (unaudited)                       119,152          1,192        380,095            --             --              --

June 29, 2001, common stock
issued for consulting contract
(unaudited)                                120,000          1,200        334,800            --         (322,000)           --

June 29, 2001, warrants granted
for consulting contract (unaudited)           --             --          336,000            --         (322,000)           --

Currency translation adjustment
(unaudited)                                   --             --             --           170,424           --              --

Net loss for the six months ended
June 30, 2001 (unaudited)                     --             --             --              --             --        (7,818,162)
                                      ------------   ------------   ------------    ------------    -----------    ------------
Balance, June 30, 2001
(unaudited)                             38,439,094   $    384,391   $ 28,720,657    $    365,682   $   (984,000)   $(27,846,753)
                                      ------------   ------------   ------------    ------------    -----------    ------------



              The accompanying notes are an integral part of these
                       consolidated financial statements.


                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                                           From
                                                                                        Inception
                                                                                            on
                                                                                          March 26,
                                                          For the Six Months Ended      1992 Through
                                                                   June 30,              June 30,
                                                           2001            2000            2001
                                                     -------------   ------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                          $ (7,799,977    $ (4,244,112)   $ (27,828,568)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
     Depreciation and amortization                        829,216         195,276       1,312,575
     Deferred consulting expense                           98,667         135,416         428,000
     Value of common stock, warrants, options
      and discounts on equity instruments issued
      for services                                           --         2,830,931       3,802,930
     Loss on sale of assets                                  --              --           387,649
     Amortization of debenture discount                   581,782            --         1,231,782
     Amortization of debt issue costs                       1,500            --             1,500
     Gain on disposition of debt                             --              --          (165,340)
     Impairment loss                                         --              --           400,000
   Change in operating asset and liability accounts,  net of amounts acquired in business combination:
     (Increase) in overpayment receivable                    --           (74,700)           --
     (Increase) decrease in advances to employees,
      prepaid expenses, deposits
      and debt offering costs                              32,011            --        (5,957,938)
     (Increase) decrease in other assets                     --           359,110            --
     Increase (decrease) in accounts payable            1,276,024        (462,714)      2,309,485
     Increase (decrease) in accrued expenses              278,891        (275,211)      6,999,412
                                                     -------------   ------------    ------------
       Net Cash Used by Operating Activities           (4,701,886)     (1,900,683)    (17,078,513)
                                                     -------------   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES

   Payments on license agreement                             --              --          (400,000)
   Cash acquired in Sigma acquisition                        --              --           142,254
   Proceeds from sale of assets                              --              --                 1
   Purchase of fixed assets                              (310,951)       (745,615)     (1,054,926)
   Equipment procurement costs                               --              --          (564,110)
                                                     -------------   ------------    ------------
       Net Cash (Used) by Investing Activities           (310,951)       (745,615)     (1,876,781)
                                                     -------------   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from notes payable                          3,600,000            --         3,600,000
   Repayment of related party notes payable               (81,805)           --        (1,603,005)
   Repayment of notes payable                            (346,517)     (2,566,039)     (1,685,591)
   Loans from related parties                                --            82,178       7,224,287
   Issuance of convertible debentures                        --              --           650,000
   Common stock issued for cash                              --         7,149,880      11,131,032
   Stock offering costs                                      --              --           (26,289)
                                                     -------------   ------------    ------------
       Net Cash Provided by Financing Activities        3,171,678       4,666,019      19,290,434
                                                     -------------   ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                           (1,841,159)      2,019,721         335,140
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                              2,176,299         368,276            --

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $    335,140    $  2,387,997    $    335,140
                                                     ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)
                                                                                            From
                                                                                         Inception
                                                                                            on
                                                                                         March 26,
                                                            For the Six Months Ended   1992 Through
                                                                   June 30,              June 30,
                                                              2001            2000          2001
                                                           ------------- ------------  ---------------
CASH PAID FOR:

   Interest                                                $   68,459   $   12,946   $   81,405
   Income taxes                                            $     --     $     --     $     --

NON-CASH FINANCING ACTIVITIES

   Value of common stock, warrants, options and
    discounts on equity instruments issued for
    services                                               $     --     $     --     $3,802,930
   Equity instruments issued for deferred
     consulting expense                                    $  672,000   $     --     $1,412,000
   Common stock issued for recapitalization                $     --     $     --     $2,761,773
   Common stock issued for conversion of debt              $  456,287   $     --     $2,963,572
   Acquisition of licenses through
   license agreement payable                               $     --     $     --     $6,940,000


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

NOTE 2 -      PATENTS AND LICENSING AGREEMENTS

              The Company's patents and license agreements consisted of the following at June 30, 2001 and December 31, 2000:

                                                                                       June 30,             December 31,
                                                                                        2001                   2000
                                                                                        ----                   ----
                                                                                    (Unaudited)
                      Patents                                                    $         887,333    $        973,658
                      Licensing Agreement - Aquamax and Keeran                           6,540,000           6,540,000
                      Accumulated amortization                                            (601,550)           (231,979)

                                                                                 $       6,825,783    $      7,281,679

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

NOTE 4 -      NOTES PAYABLE

              Notes payable at June 30, 2001 and December 31, 2000 consist of the following:

                                                                                       June 30,             December 31,
                                                                                         2001                   2000
                                                                                    (Unaudited)

              Notes payable to two parties bearing interest at
              10.5%, collateralized by guarantee of the president
               of the Company, due in full by March 5, 2002.                     $       3,000,000  $                -

              Notes  payable to two parties  bearing  interest  at 10%,  without collateral, convertible into the Company's common
               stock at $4.00 per share, due in full by April 2, 2003.                     600,000                   -

              Less discount resulting from allocation of proceeds
               to warrants and conversion rights issued with the debt                   (1,462,192)                  -
                                                                                         2,137,808
              Note payable to SND bearing a variable  interest  rate,  (10.9% at
               December 31, 2000) due in equal semi-annual
               payments which began May 1, 2000, uncollateralized.                          91,087             121,049

              Note payable to SND bearing a variable  interest  rate,  (10.9% at
               December 31, 2000) due in equal semi-annual
               payments which began May 10, 2000, uncollateralized.                        396,312             569,964

              Note payable to Silent Clean Power bearing interest at 12.00%, due in equal semi-annual payments, collateralized
               by patents and licenses                                                     469,077             498,696

              Note payable to SND bearing a variable  interest  rate,  (10.9% at
               December 31, 2000) due in equal semi-annual
               payments which began April 3, 2000, uncollateralized.                        21,910              43,336

              Total Notes Payable                                                $       3,116,194  $        1,233,045

              Annual maturities of notes payable are as follows:

                      Years Ending
                      December 31,
                            2002                                                 $       1,920,690
                            2003                                                         1,195,504

                                                                                 $       3,116,194

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

NOTE 5 -      ACCRUED EXPENSES

              The Company's accrued expenses are comprised of the following items:

                                                     June 30,       December 31,
                                                      2001             2000
                                                      ----             ----
                                               (Unaudited)


    Accrued payroll taxes payable           $          23,946     $    26,657
    Accrued interest payable - payroll                 52,717          52,717
    Accrued payroll tax penalty                        98,845          98,845
    Accrued interest payable - notes                  245,818         118,155
    Other accrued items                               161,849           7,908
    Accrued license agreement (Note 7)              6,540,000       6,540,000

                  Total                     $       7,123,173     $ 6,844,272

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

               SIGMA

               On March 6, 2001, the Company's wholly owned subsidiary, SIGMA, entered into a collaboration agreement with Baxi Group Ltd. (a manufacturer of heating systems in Europe) for the development and marketing of a combined heat and power product (micro-CHP) for the residential market in the United Kingdom. The objective of the agreement is to form a joint working arrangement for the development of a micro-CHP package, consisting of the Sigma Energy Converter (Sigma Stirling engine) and the metal cabinet for domestic use, into which each unit will be mounted, including controls and connections to both systems and the electricity supply network. The purpose of the collaboration agreement is to design a prototype micro-CHP package to be installed incompliance with applicable regulations in older and larger houses as replacements for boilers that have reached the end of their service life. The parties will work together in assigning sufficient priority and allocating necessary resources (which have already been budgeted by Sigma) to the project to develop the package in a mutually agreeable time frame, which is currently anticipated to be by mid-2002. Pursuant to the terms of the collaboration agreement, each party pays its own expenses. The agreement has no fixed termination date, but can be terminated at any time by either party on three months notice. The costs incurred by the Company which are associated with the Baxi collaboration have been expensed when incurred. During the three-month period ended June 30, 2001, such costs consisted of travel costs and research and development costs. For the three-months ended June 30, 2001, the Company expensed $4,615 of travel costs for monthly planning and update meetings in connection with the collaboration which is included in general and administrative expenses and $12,444 of engineer compensation costs which are included in the research and development expenses.

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

               On August 27, 2001, the Company obtained an extension of the payment due date which was due to Silent Clean Power from May 2001 to October 20, 2001. Payment of approximately $90,000, which includes accrued interest, will be paid in Swedish kronor on or before October 20, 2001. Accordingly, the Company is not in default of the agreement to purchase the patents from Silent Clean Power. The Company expects it will make the payment to Silent Clean Power either by raising funds from third parties or, if such funding is not available, through contributions to capital by the three directors of the Company, each of whom have agreed jointly and severally to contribute to the Company funds necessary to make such payment. In the event that the Company is unable to make such payment, it would have a material adverse effect on the Company and could result in an impairment charge on Sigma's assets, including Stirling engine patents and its goodwill.

               On August 29, 2001, the Company entered into an agreement with Aquamax (International) Holdings B.V. and Keeran Corporation N.V. ("Aquamax/Keeran") to extend the deadline for consummation of the transactions set forth in the agreement executed on July 20, 2001 by and among Aquamax/Keeran, Balantum Oy (Newco)and the Company. As amended, the closing of the transaction shall occur on the earlier to occur of September 28, 2001 or the first practically possible day after the Company becomes listed on the Nasdaq OTC Bulletin Board. Additionally, after August 31, 2001, the Company shall take responsibility for paying for the processing and maintenance of patents and patent applications which shall be transferred to Balantum Oy pursuant to the terms of the July 20, 2001 agreement. In connection with the extension agreement, the Company has assumed the obligation of Aquamax/Keeran to compensate a finder in connection with the transactions between Aquamax/Keeran and the Company an amount of $105,080 and 31,040 shares of the Company's common stock.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000


NOTE 8 -       SUBSEQUENT EVENTS (Continued)

               AQUAMAX/KEERAN AND HADWACO (Continued)

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

NOTE 9 -       NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

               In June 2001, the Financial Accounting Standards Board adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 is effective as to any business combination after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No. 142 is applied in its entirety which will be January 1, 2002 by the Company. SFAS No. 142 is effective, generally, in fiscal years beginning after December 15, 2001 which will be the year ending December 31, 2002 by the Company.

               SFAS No. 141 provides standards for accounting for business combinations. Among other things, it requires that only the purchase method of accounting be used and that certain intangible assets acquired in a business combination (i.e. those that result from contractual or other legal rights or are separable) be recorded as an asset apart from goodwill. The transition provisions require that an assessment be made of previous business combinations and, if appropriate, reclassifications be made to or from goodwill to adjust the recording of intangible assets such that the criteria for recording intangible assets apart from goodwill is applied to the previous business combinations.

               SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. Upon adoption of SFAS No. 142, the Company will recognize and measure an impairment loss as follows: compare the fair value of the "reporting unit" to the carrying value, including goodwill. If the carrying value exceeds fair value, then compare the implied fair value of the goodwill" (as defined in SFAS No. 142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill will be adjusted to the implied fair value.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000


NOTE 9 -       NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

               While the Company has not completed the process of determining the effect of these new accounting pronouncements on its financial statements, the Company currently expects that the reclassification made in accordance with the transition provisions of SFAS No. 141 will result in a decrease in goodwill and an increase in intangible assets apart from goodwill in the approximate range of 90% (or approximately $5,200,000) of the goodwill recorded at of January 1, 2002. After implementation of SFAS No. 142, all intangible assets will be amortizable and the remaining goodwill will not be amortizable.

NOTE 10 -      RECENT DEVELOPMENTS

               The Company has been informed that the staff of the Division of Enforcement of the Securities and Exchange Commission is conducting an informal investigation concerning the company and has requested information from the Company, including among other things past sales of securities and accounting matters relating to the Company's acquisition of Sigma Elektroteknisk and the Company's transactions with Aquamax International Holdings, BV and Keeran Corporation NV. The Company is cooperating with the inquiry.

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

The Company has had no profit to date. It has experienced a total of $27,828,568 in losses from inception of current operations on March 26, 1992 through to June 30, 2001. The Company's losses have resulted from the fact that its products are still in development and planned principle operations have not commenced.

At June 30, 2001, the Company's cash position declined to $335,140 as compared to $2,683,773 at March 31, 2001 and $2,176,299 at December 31, 2000 and we have incurred accounts payable, notes payable and other obligations aggregating $14,159,250. During the 3 months ended June 30, 2001, aggregate liabilities increased by $1,607,462.

At June 30, 2001, the Company was in discussion with Silent Clean Power to convert the current semi-annual principle payment of approximately $80,000, which was due on a note payable which is collateralized by patents used in the Company's stirling engine business by its subsidiary, Sigma, into stock in the Company. The discussions did not result in an agreement to convert debt to stock. Management intends to cure the delinquency through future equity infusions or borrowings, and does not believe that the delinquencies affect the company's ownership of the patents. On August 27, 2001, the Company obtained an extension of the payment due date which was due to Silent Clean Power from May 2001 to October 20, 2001. Payment of approximately $90,000, which includes accrued interest, will be paid in Swedish kronor on or before October 20, 2001. Accordingly, the Company is not in default of the agreement to purchase the patents from Silent Clean Power. The Company expects it will make the payment to Silent Clean Power either by raising funds from third parties or, if such funding is not available, through contributions to capital by the three directors of the Company, each of whom have agreed jointly and severally to contribute to the Company funds necessary to make such payment. In the event that the Company is unable to make such payment, it would have a material adverse effect on the Company and could result in an impairment charge on Sigma's assets, including Stirling engine patents and its goodwill.

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

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include raising additional capital through private placement sales of the Company's common stock and/or loans from third parties, the proceeds of which will be used to develop the Company's products, pay operating expenses and pursue acquisitions and strategic alliances. The Company expects that it will need $20,000,000 to $30,000,000 of additional funds for operations and expansion in 2001, including the funding necessary to close the purchase of Hadwaco and the water treatment technology of Aquamax/Keeran.. In that regard, the Company has entered into an agreement with Hadwaco Ltd Oy and its parent company, Hackman Ojy Abp, of Finland to form a new company ("Newco") , which will be an 81% owned subsidiary of the Company and to immediately fund Newco with enough working capital to purchase from Hadwaco its existing and ongoing water remediation business and all related intellectual property. Unless extended by the parties, the Company must fund Newco with $1.5 million on or before September 28, 2001. The Company has also agreed to settle all ongoing disputes with Aquamax/Keeran by the payment of $1.8 million and 600,000 shares of the Company's stock on or before September 28, 2001 in exchange for all of the Aquamax/Keeran technology in any way connected to water treatment. The agreements with Hadwaco/Hackman and Aquamax/Keeran are described in more detail in footnote 7 to the financial statements. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. Failure to raise sufficient capital to make the payments on these agreements could have a material adverse effect on the company's results of operations, financial condition, and liquidity. Even in the event that the company is able to finance these payments, failure to raise sufficient operating capital to finance the company's business plans through the end of 2001 would also have a material adverse effect on the company's results of operations, financial condition and liquidity.

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


As part of our monitoring the progress of Sigma on its Stirling engine development program, we assess whether circumstances indicate that an impairment of the value of the assets of Sigma, including its patents and goodwill. There are no circumstances as of June 30, 2001 that indicate that there is an impairment of Sigma's assets.



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

         (ii) The Company intends to complete the formation of Newco (as describe above an in footnote 7 to the financial statements) and the purchase of the assets of Hadwaco, which constitute an ongoing water remediation business with a backlog of existing contracts. The Company believes that this business, which utilizes technology similar to the technology to be utilized in development of the Company's seawater thermal vapor compression desalinization business, will complement the Company's existing business plans and provide the Company with an additional long term stream of income. The Company has committed to fund the operations of Newco up to $7,500,000 in senior debt funding for a period of three (3) years as necessary for the operations of Newco

         (iii) The Company will be doing technology and product development in a number of areas. They are:

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

The license agreement was signed by the Company and Aquamax/Keeran representatives as of September 21, 2000, but because of questions raised as to the identity and authority of one Aquamax/Keeran signatory, an exhibit was added to the agreement solely to clarify the matter. Revised signature pages (signed by the original Aquamax/Keeran person and dated on the original September signing date) were received by us on October 2, 2000. The transaction was originally recorded in October 2000 in the belief that, until properly executed signature pages were received, it was not effective. Based on our reassessment of the circumstances, we have determined that the agreement became binding on September 21, 2001. Therefore, the September 30, 2000 financial statements were amended to reflect the transaction as occurring in September. The key points leading to the change in the Company's position as to the effective date were:
(1)  although  the name and  title of the  representative  signing  on behalf of
Keeran Corporation was not disclosed on the signature page or accompanying documents, the signature was an original and the signer had actual authority from Keeran Corporation to execute the agreement; (2) original signature pages for all parties were exchanged in September with the intent to be bound by the agreement; (3) the re-execution of the signature page on behalf of Keeran Corporation was by the same person and was dated by him to the original signing date, which presumably demonstrates that Keeran Corporation believed that the agreement was effective as of the original signature date; and (4) notwithstanding the position taken at the time by the Company's intellectual property attorney, that the agreement was not effective until the revised signature page was received, the Company had wire transferred the additional payment of $300,000 due under the agreement to Aquamax/Keeran on September 30, 2000, prior to receipt of the revised signature page. On the basis of these facts, the Company has concluded that the better view is that the agreement became legally binding on all parties during the third, rather than the fourth, quarter of 2000. Accordingly, the transaction has been accounted for as occurring in September 2000. The measurement date, for purposes of valuing shares of the Company's common stock due as part of the purchase price that is included in the accrued liability is as of September 21, 2000, because the effective date of the agreement is the date the rights to the patented technology were transferred to the Company.


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

The purchase price for Sigma of $7,862,148 represents the market value of the shares of our common stock issued in the acquisition of $5,500,000 plus liabilities of $2,362,148 assumed. In accordance with generally accepted accounting principles, we allocated $1,272,392 of this purchase price to Sigma's tangible and intangible assets representing our estimate of the fair value of such net assets. Of the portion allocated to tangible and intangible assets, approximately $978,000 was allocated to patents owned by Sigma. In the absence of a third party appraisal of the individual assets and liabilities of Sigma at the date of the acquisition, and the absence of an "open market" for patents from which a market value could be determined, we estimated fair value of the patents as being approximately equal to their carrying value in the books of Sigma. Our decision was based on the following: (1) Sigma had acquired the patent rights in negotiated transactions in 1997 and 1998, which established their value at those dates, and (2) after acquisition of the patents, nothing had occurred at Sigma or in the market place to warrant a change in the market value of the patents, except for a reduction in value due to the passage of time which had already been taken into account by Sigma's amortization of the patents' carrying value for 23 months of the 134 months remaining on the term of the patents. The remaining portion of the purchase price ($6,589,756), which represented the excess of the purchase price over the fair value of Sigma's identifiable tangible and intangible assets, was recorded as goodwill.
                                       34

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

The development benchmarks for Sigma's Stirling engine business are as follows:


               Targeted Completion Date                                      Benchmark
------------------------------------------------------- -----------------------------------------------------
First Quarter of 2001                                   Prime customer agrees to collaborate in
                                                        development efforts
------------------------------------------------------- -----------------------------------------------------
Fourth Quarter of 2001                                  Second generation prototype available to Sigma for
                                                        testing
------------------------------------------------------- -----------------------------------------------------
Fourth Quarter 2001 or First Quarter 2002               First proceeds from sale of prototypes
------------------------------------------------------- -----------------------------------------------------
Late First Quarter or early Second Quarter of 2002      Release of second generation prototype for external
                                                        testing
------------------------------------------------------- -----------------------------------------------------
Second Quarter 2002                                     Micro combined heat and power system ready for
                                                        internal testing
------------------------------------------------------- -----------------------------------------------------
Third Quarter 2002                                      Freezing (finalization) of design of the second
                                                        generation prototype
------------------------------------------------------- -----------------------------------------------------
Fourth Quarter 2003                                     Commence production of product (small energy
                                                        converter with electrical output of 3 kW and
                                                        thermal output of 9 kW)
------------------------------------------------------- -----------------------------------------------------

Sigma successfully achieved the first benchmark in March 2001 by reaching agreement with Baxi Group Ltd, a major manufacturer of boilers in the United Kingdom collaborate with Sigma in developing a micro-CHP package for residential use consisting of the Sigma Energy Converter (Sigma Stirling engine in a metal cabinet which also contains controls, electrical connections and tanks to both heat and power system . The Company expects that the collaboration will take the form of a vendor-customer relationship and not include a legal entity, such as a partnership or joint venture.

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

         Recently Issued Accounting Pronouncements

               In June 2001, the Financial Accounting Standards Board adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 is effective as to any business combination after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS is applied in its entirety which will be January 1, 2002 by the Company. SFAS No. 142 is effective, generally, in fiscal years beginning after December 15, 2001 which will be the year ending December 31, 2002 by the Company.

               SFAS No. 141 provides standards for accounting for business combinations. Among other things, it requires that only the purchase method of accounting be used and that certain intangible assets acquired in a business combination (i.e. those that result from contractual or other legal rights or are separable) be recorded as an asset apart from goodwill. The transition provisions require that an assessment be made of previous business combinations and, if appropriate, reclassifications be made to or from goodwill to adjust the recording of intangible assets such that the criteria for recording intangible assets apart from goodwill is applied to the previous business combinations.

               SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. Upon adoption of SFAS No. 142, the Company will recognize and measure an impairment loss as follows: compare the fair value of the "reporting unit" to the carrying value, including goodwill. If the carrying value exceeds fair value, then compare the "implied fair value of the goodwill" (as defined in SFAS No. 142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill will be adjusted to the implied fair value.

               While the Company has not completed the process of determining the effect of these new accounting pronouncements on its financial statements, the Company currently expects that the reclassification made in accordance with the transition provisions of SFAS No. 141 will result in a decrease in goodwill and an increase in intangible assets apart from goodwill in the approximate range of 90% (or approximately $5,200,000) of the goodwill recorded at of January 1, 2002. After implementation of SFAS No. 142, all intangible assets will be amortizable and the remaining goodwill will not be amortizable.

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

     1.  Issuance  of   Convertible   Notes  Payable  to  Vesta  Liv  and  Vesta
     Forksikring.

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
    ----------------- --------------- --------------- --------------- --------------- --------------- ---------------

     2.  Conversion of Debt

         On April 2, 2001, the Company issued 50,000 shares of the company's common stock to Wilke, Fluery, Hoffelt, Gould & Birney, LLP, (an unaffiliated third party) for the cancellation of debt in the amount of $75,000, and the cash payment of $500 (the par value of the stock issued). The company owed the debt for legal services provided on behalf of the company. The market price of the company's common stock on April 23, 2001 was $2.65 per share.
                                       39

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

ITEM 5.   Other Information

         The Company deems the following information to be of importance to its security holders:

Recent Developments

SEC Matter

The Company has been informed that the staff of the Division of Enforcement of the Securities and Exchange Commission is conducting an informal investigation concerning the Company and has requested information from the Company, including among other things past sales of securities and accounting matters relating to the Company's acquisition of Sigma Elektroteknisk and our transactions with Aquamax International Holdings, BV and Keeran Corporation NV. The Company is cooperating with the inquiry.

Aquamax/Keeran and Hadwaco

On August 29, 2001, the Company entered into an agreement with Aquamax (International) Holdings B.V. and Keeran Corporation N.V. ("Aquamax/Keeran") to extend the deadline for consummation of the transactions set forth in the agreement executed on July 20, 2001 by and among Aquamax/Keeran, Balantum Oy and the Company. As amended, the closing of the transaction shall occur on the earlier to occur of September 28, 2001 or the first practically possible day after the Company becomes listed on the Nasdaq OTC Bulletin Board. Additionally, after August 31, 2001, the Company shall take responsibility for paying for the processing and maintenance of patents and patent applications which shall be transferred to Balantum Oy pursuant to the terms of the July 20, 2001 agreement. In connection with the extension agreement, the Company has assumed the obligation of Aquamax/Keeran to compensate a finder in connection with the transactions between Aquamax/Keeran and the Company an amount of $105,080 and 31,040 shares of the Company's common stock.
                                       41

On August 30, 2001, the Company entered into an agreement with Hadwaco OYJ ABP ("Hadwaco") to extend the deadline for consummation of the transaction set forth in the July 20, 2001 agreement by and among Hadwaco OYJ ABP, Hadwaco Ltd. Oy and the Company. Pursuant to the terms of the extension, the Company will pay into an escrow account an aggregate amount of $150,000 in four weekly installments:
$25,000 on each of September 7 and September 14, and $50,000 on each of September 21 and September 28. In the event that the conditions precedent in the July 2001 agreement are not completed by September 28, 2001, the escrow amount shall be unconditionally refunded to the Company. In the event that the conditions precedent in the July 2001 agreement are completed by September 28, 2001, the escrow amount shall be unconditionally released to Hadwaco, and should the completion of the sale of assets under the July 20, 2001 agreement take place on or before September 28, 2001, Newco's payment obligations under the July 20, 2001 agreement shall be reduced accordingly.

   Organic Power transaction update:

On page 24 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, we reported that discussions were ongoing regarding the potential purchase by Ocean Power of up to 50% of the stock of Organic Power, a Norwegian company ("Organic Power"). Such discussions have been suspended. However, negotiations between the Company and Organic Power for an exclusive license to use or sell Organic Power's gasification technology in the areas of distributed power and seawater desalination in those regions currently covered by our joint venture agreements or heads of agreement--Greece and Greek Cyprus, Mexico and twenty-eight countries and territories and islands in the Caribbean region, as well as the United States and Canada are ongoing on the same basis as previously disclosed. The parties have agreed to complete the terms of a definitive license agreement by August 31,2001 or the letter of Intent of March 14, 2001 between the parties will terminate unless extended by agreement. As of September 4, 2001, a difinitive agreement had not been signed. However the parties were continuing to negotiate.

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

    Water Services Corporation and Malta Desalination Services Ltd.

On pages 7, 8, and 13 of the Company's Annual Report on Form 10-KSB/A we reported that we were negotiating the terms of a joint venture arrangement for the initial production of the Reverse Osmosis subsystem for the H2OkW System with Water Services Corporation, a Maltese government owned public Limited Liability Company. On June 19, 2001 the Company instead entered into an Exclusive Distribution Agreement with Malta Desalination Services Ltd , which grants to the Company the exclusive right to market, sell and install seawater reverse osmosis desalination (SWRO) equipment produced by MDS on a global basis, excluding only the island of Malta itself. The initial term of the agreement is 19 months. The Company and MDS have also agreed to continue to negotiate for the formation of a jointly owned limited liability company for the production of the SWRO desalination subsystem of the H2OkW System, with the understanding that the new arrangement will supersede the Exclusive Distribution Agreement currently in effect.


    Baxi Group Ltd.

On March 6, 2001, the Company's wholly owned subsidiary, SIGMA, entered into a collaboration agreement with Baxi Group Ltd. (a manufacturer of heating systems in Europe). See "The Business--Distributed Power Generation/Renewable Energy Technologies--Strategic Relationships--Baxi Group Ltd". The objective of the agreement is for Sigma and Baxi to collaborate in developing and marketing a prototype combined heat and power product (micro-CHP) package for residential use in the United Kingdom consisting of the Sigma Energy Converter (Sigma Stirling engine) in a metal cabinet which also contains controls, tanks and electrical connections to both heating and power systems. The purpose of the collaboration agreement is to design a prototype micro-CHP package to be installed in compliance with applicable regulations in older and larger houses as replacements for boilers that have reached the end of their service life. The parties will work together in assigning sufficient priority and allocating necessary resources (which have already been budgeted by Sigma) to the project to develop the package in a mutually agreeable time frame, which is currently anticipated to be by mid-2002. Pursuant to the terms of the collaboration agreement, each party pays its own expenses. The agreement has no fixed termination date, but can be terminated at any time by either party on three months notice. The costs incurred by the Company which are associated with the Baxi collaboration have been expensed when incurred. During the six-month period ended June 30, 2001, such costs consisted of travel costs and research and development costs. For the six-month period ended June 30, 2001, the Company expensed $4,615 of travel costs for monthly planning and update meetings in connection with the collaboration which is included in general and administrative expenses and $12,444 of engineer compensation costs which are included in the research and development expenses.

ITEM 6.   Exhibits and Reports on Form 8-K

     (a)          Exhibits

Exhibit
Number                        Description

2.01        Sigma Share Purchase Agreement dated July 25, 2000****
----------- -----------------------------------------------------------------------------------------
3.01        Certificate of Incorporation of Ocean Power Corporation, a Delaware Corporation, Dated
            July 21, 1999 **
----------- -----------------------------------------------------------------------------------------
3.02        Bylaws of the Registrant**
----------- -----------------------------------------------------------------------------------------
3.03        Articles of Incorporation of Kaniksu American Mining Company (Idaho), predecessor of registrant**
----------- -----------------------------------------------------------------------------------------
3.04        Company (Idaho) Certificate of Amendment Kaniksu American Mining Dated August 28, 1995
            name change to Kaniksu Ventures, Inc.**
----------- -----------------------------------------------------------------------------------------
3.05        Certificate of Amendment Kaniksu Ventures, Inc., Dated April 2, 1997 name change to
            Intryst, Inc.**
----------- -----------------------------------------------------------------------------------------
3.06        Articles of Amendment of Intryst, Inc., name change Dated December 24, 1997 to PTC
            Group, Inc.**
----------- -----------------------------------------------------------------------------------------
3.07        Articles of Amendment of PTC Group, Inc., name change Dated July 14, 1999 to Ocean
            Power Corporation**
----------- -----------------------------------------------------------------------------------------
3.08        Articles of Merger of Ocean Power Corporation Idaho With Ocean Power Corporation
            Delaware Dated July 28, 1999**
----------- -----------------------------------------------------------------------------------------
3.09        Certificate of Merger of Foreign and Domestic Corporation Dated July 28, 1999**
----------- -----------------------------------------------------------------------------------------
10.01       STM/GSI-Ocean Power Licensing Agreement***
----------- -----------------------------------------------------------------------------------------
10.02       Employment Agreement (Joseph P. Maceda)**
----------- -----------------------------------------------------------------------------------------
10.03       Employment Agreement (J. Michael Hopper)**
----------- -----------------------------------------------------------------------------------------
10.04       Employment Agreement (Lori L. O'Brien)**
----------- -----------------------------------------------------------------------------------------
10.05       Employment Agreement (Robert Campbell)**
----------- -----------------------------------------------------------------------------------------
10.06       Memorandum of Understanding with HyPerTech dated 15 June, 2000***
----------- -----------------------------------------------------------------------------------------
10.07       Purchase Order Memorandum of Understanding with Ecological Engineering & Monitoring,
            Inc. dated 16 January, 2000.***
----------- -----------------------------------------------------------------------------------------
10.8        Design and Procurement agreement between Sigma and Ricardo, Inc. dated February 23,
            2001*****
----------- -----------------------------------------------------------------------------------------
10.9        Letter of Intent with Hadwaco Oy dated March 8, 2001*****
----------- -----------------------------------------------------------------------------------------
10.10       Letter of Intent with Hadwaco Oy dated November 28, 2000*****
----------- -----------------------------------------------------------------------------------------
10.11       Letter of Intent with Organic Power dated March 14, 2001*****
----------- -----------------------------------------------------------------------------------------
10.12       Memorandum of Understanding with Organic Power dated December 20, 2000*****
----------- -----------------------------------------------------------------------------------------
10.13       Memorandum of Understanding with Ecological Engineering & Monitoring, Inc. dated
            November 15, 2000*****
----------- -----------------------------------------------------------------------------------------
10.14       Memorandum of Understanding with Battelle Memorial Institute, Pacific Northwest
            Division dated October 12, 2000*****
----------- -----------------------------------------------------------------------------------------
10.15       Licensing Agreement with Aquamax/Keeran dated September 21, 2000*****
----------- -----------------------------------------------------------------------------------------
10.16       Project Collaborative with EPRIsolutions dated February 20, 2001*****
----------- -----------------------------------------------------------------------------------------
10.17       Heads of Agreement and Affiliate System Guidelines with CIMA Capital, LLC dated March
            30, 2000*****
----------- -----------------------------------------------------------------------------------------
10.18       Joint Venture Agreement with Apollo Water and Power International, Inc. dated February
            23, 2001*****
----------- -----------------------------------------------------------------------------------------
10.19       Joint Venture Agreement with Caribbean Water and Power, Inc. dated February 23, 2001*****
----------- -----------------------------------------------------------------------------------------
10.20       Cooperation Agreement between Sigma and Kockums AB dated November 14, 2000 *****

----------- -----------------------------------------------------------------------------------------
10.21       Agreement for an Initial  Collaboration  Development MCHP between Sigma and Baxi Group
            Ltd, dated March 2, 2001.******

----------- -----------------------------------------------------------------------------------------
10.22       Agreement  for  the  purchase  of  certain  intellectual  property  by  and  among  Aquamax
            (International)  Holdings,  B.V. , Keeran  Corporation N.V.  Balantum Oy (Newco) and Ocean
            Power Corporation dated July 20, 2001*
----------- -----------------------------------------------------------------------------------------
10.23       Mutual Release by and among Aquamax  (International)  Holdings,  B.V., Keeran  Corporation
            N.V. and Ocean Power Corporation dated July 20, 2001*
----------- -----------------------------------------------------------------------------------------

10.24       Co-operation  and Sales  Agreement  by and among  Aquamax  (International)  Holdings  B.V.,
            Keeran Corporation N.V., and Balantum Oy (Newco) dated July 20, 2001*
----------- -----------------------------------------------------------------------------------------
10.25       License Agreement by and among Aquamax (International)  Holdings,  B.V., Keeran Corporation
            N.V., and Balantum Oy (Newco) dated July 20, 2001*
----------- -----------------------------------------------------------------------------------------
10.26       Side Leter by and among Aquamax  (International)  Holdings,  B.V., Keeran Corporation N.V.,
            Balantum Oy (Newco), Ltd. Oy and Ocean Power Corporation dated July 20, 2001*
----------- -----------------------------------------------------------------------------------------
10.27       Asset  Purchase  Agreement by and among  Hadwaco  Ltd.  Oy,  Hackman OYJ AP and Balantum Oy
            (Newco) dated July 20, 2001*
----------- -----------------------------------------------------------------------------------------

  *  Filed herewith
  ** Incorporated  by reference to the Company's Form 10-SB as filed February 8,
     2000.
 *** Incorporated  by reference to the Company's Form 10-SB as amended and filed
     February 6, 2001.
 ****Incorporated  by reference to the  Company's  Form 8-K as amended and filed
     October 19, 2000.
*****Incorporated  by reference to the  Company's  Form  10-KSB/A as amended and filed September 4, 2001.
*****Incorporated by reference to the Company's Form 10-QSB/A for the period ended March 31, 2001, as amended and filed September 4, 2001.

     (b)   Reports on Form 8-K.

     Not applicable.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         OCEAN POWER CORPORATION


Date: September 4, 2001                  By: /s/ Joseph P. Maceda
                                         ------------------------
                                                 Joseph P. Maceda
                                                 President



Date: September 4, 2001

                                          By: /s/ J. Michael Hopper
                                          -------------------------
                                                  J. Michael Hopper
                                                  Secretary/Treasurer
                                                  (chief accounting officer)