Form 10QSB
period 2001-09-30
OCEAN POWER CORP
filed 2001-11-14
CIK 1102423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------

                                  FORM 10-QSB
                                  -------------


 |X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended September 30,2001

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

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had 38,439,094 shares of its $.01 par value common stock outstanding as of November 13, 2001.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No: [X]

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                    September 30, 2001 and December 31, 2000

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------

                                           September 30,  December 31,
                                              2001           2000
                                           -----------   -----------
                                           (Unaudited)
CURRENT ASSETS

   Cash                                    $   247,417   $ 2,152,593
   Cash - restricted                            43,664        23,706
   Advances to employees                       356,720       320,567
   Prepaid expenses                            191,532       222,235
                                           -----------   -----------

     Total Current Assets                      839,333     2,719,101
                                           -----------   -----------

EQUIPMENT, NET                               1,106,356       922,980
                                           -----------   -----------

OTHER ASSETS

   Debt offering costs                           9,000          --
   Deposits                                     52,775        55,348
   Patents and licensing agreements, net     6,682,513     7,281,679
   Goodwill, net                             5,820,951     6,315,183
                                           -----------   -----------

     Total Other Assets                     12,565,239    13,652,210
                                           -----------   -----------

     TOTAL ASSETS                          $14,510,928   $17,294,291
                                           ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                September 30,   December 31,
                                                                    2001           2000
                                                                ------------    ------------
                                                                (Unaudited)

CURRENT LIABILITIES

   Accounts payable                                             $  3,946,117    $  1,127,414
   Accrued expenses                                                8,080,189       6,844,282
   Notes payable - related parties                                 1,165,277       1,317,618
   Notes and convertible debentures payable - current portion      2,742,047         488,457
   Research advances                                                    --           473,145
                                                                ------------    ------------

     Total Current Liabilities                                    15,933,630      10,250,916
                                                                ------------    ------------

LONG-TERM LIABILITIES

   Notes and convertible debentures payable                        2,207,784       1,294,588
                                                                ------------    ------------

     Total Long-Term Liabilities                                   2,207,784       1,294,588
                                                                ------------    ------------

     Total Liabilities                                            18,141,414      11,545,504
                                                                ------------    ------------

STOCKHOLDERS' EQUITY

   Preferred stock: 20,000,000 shares authorized of
    $0.001 par value; no shares outstanding                             --              --
   Common stock: 500,000,000 shares authorized of
    $0.01 par value; 38,439,094 and 38,149,942 shares
    issued and outstanding, respectively                             384,391         381,499
   Additional paid-in capital                                     30,349,020      25,611,288
   Deferred compensation and consulting expense                   (1,484,517)       (410,667)
   Other comprehensive income                                        320,442         195,258
   Deficit accumulated during the development stage              (33,199,822)    (20,028,591)
                                                                ------------    ------------

     Total Stockholders' Equity                                   (3,630,486)      5,748,787
                                                                ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 14,510,928    $ 17,294,291
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






                                                   For the                      For the                  From
                                             Nine Months Ended             Three Months Ended        Inception on
                                               September 30,                   September 30,            March 26,
                                     ----------------------------    ----------------------------    1992 Through
                                                                                                     September 30,
                                         2001             2000            2001           2000             2001
                                     ------------    ------------    ------------    ------------    ------------

REVENUES                             $       --      $       --      $       --      $       --      $       --
                                     ------------    ------------    ------------    ------------    ------------

EXPENSES

   General and administrative           6,527,977       5,853,770       1,687,670       1,726,410      22,471,265
   Impairment of intangible assets           --           400,000            --           400,000         400,000
   Research and development             3,823,689         223,156       2,151,715          82,306       5,369,145
   Depreciation and amortization        1,253,141         246,069         423,925         168,859       1,736,500
                                      ------------    ------------    ------------    ------------    ------------

     Total Expenses                    11,604,807       6,722,995       4,263,310       2,377,575      29,976,910
                                     ------------    ------------    ------------    ------------    ------------

     LOSS FROM OPERATIONS             (11,604,807)     (6,722,995)     (4,263,310)     (2,377,575)    (29,976,910)
                                     ------------    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)

   Currency gain                              994            --               994            --             1,516
   Interest income                         32,117         115,861           2,841          36,283         247,661
   Loss on sale of assets                    --              --              --              --          (387,649)
   Interest expense                    (1,599,535)       (215,304)     (1,111,779)        (71,685)     (3,249,781)
                                     ------------    ------------    ------------    ------------    ------------

     Total Other Expense               (1,566,424)        (99,443)     (1,107,944)        (35,402)     (3,388,253)
                                     ------------    ------------    ------------    ------------    ------------

LOSS BEFORE EXTRAORDINARY
 ITEM                                 (13,171,231)     (6,822,438)     (5,371,254)     (2,412,977)    (33,365,163)

EXTRAORDINARY ITEM

   Gain on settlement of debt                --           165,349            --              --           165,341
                                     ------------    ------------    ------------    ------------    ------------

     NET LOSS                         (13,171,231)     (6,657,089)     (5,371,254)     (2,412,977)    (33,199,822)
                                     ------------    ------------    ------------    ------------    ------------

OTHER COMPREHENSIVE INCOME
 (LOSS)

   Currency translation adjustment        125,184         198,927         (45,240)        198,927         320,442
                                     ------------    ------------    ------------    ------------    ------------

     TOTAL COMPREHENSIVE
       INCOME (LOSS)                 $(13,046,047)   $ (6,458,162)   $ (5,416,494)   $ (2,214,050)   $(32,879,380)
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



                                                     For the                    For the
                                               Nine Months Ended          Three Months Ended
                                                  September 30,               September 30,
                                         ---------------------------   --------------------------
                                             2001             2000       2001             2000
                                         -------------    ----------   ----------   -------------

      BASIC AND DILUTED LOSS PER
       SHARE

Operating loss                           $       (0.34)   $    (0.19)  $    (0.14)  $        (0.07)
Extraordinary item                                --            --           --              --
                                         -------------    ----------   ----------   -------------

   Total                                 $       (0.34)   $    (0.19)  $    (0.14)  $        (0.07)
                                         =============    ==========   ==========   =============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                      38,269,334    35,282,677   38,439,094       36,405,608
                                         =============    ==========   ==========   =============




              The accompanying notes are an integral part of these
                       consolidated financial statements.


                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity




                                                                                                                        Deficit
                                                                                                         Deferred      Accumulate
                                                Common Stock           Additional        Other          Compensation   During the
                                        ---------------------------      Paid-In     Comprehensive     and Consulting  Development
                                           Shares          Amount        Capital     Income (Loss)       Expense         Stage
                                        ------------   ------------   ------------   -------------   --------------   ------------


Balance, December 31, 1999                32,835,925   $    328,359   $  5,589,224   $        --     $         --     $(10,923,816)


January 4, 2000, common stock
  issued for debt and consideration
 for loan default at $2.75 per share         147,580          1,476        236,024            --               --             --

January 5, 2000, common stock
 issued for services at $4.34 per
 share                                        60,000            600        259,800            --               --             --

January 26, 2000, common stock
 issued pursuant to a private
 placement at $2.10 per share                 47,619            476         99,524            --               --             --

February 1, 2000, warrants
 granted below market value                     --             --           41,242            --               --             --

February 18, 2000, options
 granted below market value                     --             --          494,596            --               --             --

February 22, 2000, options
 granted below market value                     --             --          624,998            --               --             --

March 9, 2000, common stock
 issued for exercise of warrants
 at $1.99 per share                           62,792            628        124,391            --               --             --

March 16, 2000, common stock
 issued for conversion of convertible
 debenture at $1.50 per share                 66,667            667         99,333            --               --             --

March 16, 2000, common stock
 issued for exercise of warrants
 at $0.75 per share                          133,333          1,333         98,667            --               --             --
                                        ------------   ------------   ------------   -------------   --------------   ------------

Balance Forward                           33,353,916   $    333,539   $  7,667,799   $        --     $         --     $(10,923,816)
                                        ------------   ------------   ------------   -------------   --------------   ------------




              The accompanying notes are an integral part of these
                       consolidated financial statements.


                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity


                                                                                                                        Deficit
                                                                                                         Deferred      Accumulate
                                                Common Stock           Additional        Other          Compensation   During the
                                         ---------------------------     Paid-In     Comprehensive    and Consulting  Development
                                           Shares          Amount        Capital     Income (Loss)       Expense         Stage
                                         ------------   ------------   ------------   -------------   -------------   ------------


Balance Forward                            33,353,916   $    333,539   $  7,667,799    $       --     $       --      $(10,923,816)


March 27, 2000, 3 stock issuances
 for payment of debt at an average
 price of $4.95 per share                      46,486            465        231,347            --             --              --

May 26, 2000, options granted below
 market value                                    --             --        1,272,195            --             --              --

July 25, 2000, common stock issued
 for conversion of accounts payable
 at $4.00 per share                           100,000          1,000        399,000            --         (237,000)           --


July 25, 2000, common stock issued
 for purchase of SIGMA at $3.20 per
 share                                      1,718,748         17,187      5,482,813            --             --              --

January 25 - August 14, 2000, 62 stock
 issuances pursuant to
 a private placement
 memorandum at average
 price of $3.58 per share                   1,930,792         19,308      6,896,423            --             --              --

August 8, 2000, options granted
 below market value                              --             --          358,000            --             --              --

September 15, 2000, 23 stock
 issuances pursuant to a private
 placement memorandum at $3.00
 per share                                  1,000,000         10,000      2,990,000            --             --              --

Currency translation adjustment                  --             --             --           195,258           --              --

Warrants granted for consulting
 contract                                        --             --          340,000            --
                                                                                                          (173,667)           --


Stock offering costs paid                        --             --          (26,289)           --             --              --

Net loss for the year ended
 December 31, 2000                               --             --             --              --             --        (9,104,775)
                                         ------------   ------------   ------------   -------------   -------------   ------------
Balance, December 31, 2000                 38,149,942   $    381,499   $ 25,611,288    $    195,258   $   (410,667)   $(20,028,591)
                                         ------------   ------------   ------------   -------------   -------------   ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity


                                                                                                                        Deficit
                                                                                                         Deferred      Accumulate
                                                Common Stock           Additional        Other          Compensation   During the
                                          ---------------------------     Paid-In     Comprehensive    and Consulting  Development
                                           Shares          Amount        Capital     Income (Loss)       Expense         Stage
                                          ------------   ------------   ------------   -------------   -------------   ------------

Balance, December 31, 2000                  38,149,942   $    381,499   $ 25,611,288    $    195,258   $   (410,667)  $(20,028,591)



March 5, 2001, warrants issue
 in connection with debt obligations
 (unaudited)                                      --             --        1,662,746            --             --              --

April 2, 2001, warrants issued in
 connection with debt obligations
 (unaudited)                                      --             --          381,228            --             --              --

April 23, 2001, common stock
 issued for conversion of accounts
 payable at $1.50 per share (unaudited)         50,000            500         74,500            --             --              --

June 8, 2001, common stock
 issued for conversion of research
 advances at $3.20 per share (unaudited)       119,152          1,192        380,095            --             --              --

June 29, 2001, common stock
 issued for consulting contract at $2.80
 per share (unaudited)                         120,000          1,200        334,800            --         (334,800)           --

June 29, 2001, warrants granted
 for consulting contract (unaudited)              --             --          336,000            --         (336,000)           --

September 1, 2001, options issued
 below market value (unaudited)                   --             --          861,000            --         (861,000)           --

Amortization of deferred
 compensation and consulting
 expense (unaudited)                              --             --             --              --          166,070

Warrants issued in connection
 with debt obligations - 3rd quarter
 (unaudited)                                      --             --          999,243            --             --              --

Valuation adjustment to warrants
 granted for consulting services
 (unaudited)                                      --             --         (291,880)           --          291,880            --

Currency translation adjustment
(unaudited)                                       --             --             --           125,184           --              --

Net loss for the nine months ended
September 30, 2001 (unaudited)                    --             --             --              --             --      (13,171,231)
                                          ------------   ------------   ------------   -------------   -------------   ------------
Balance, September 30, 2001
 (unaudited)                                38,439,094   $    384,391   $ 30,349,020    $    320,442   $ (1,484,517)  $(33,199,822)
                                          ------------   ------------   ------------   -------------   -------------   ------------



              The accompanying notes are an integral part of these
                       consolidated financial statements.


                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                      From


                                                                                           Inception on
                                                            For the Nine Months Ended         March 26,
                                                                   September 30,           1992 Through
                                                           ----------------------------    September 30,
                                                               2001             2000          2001
                                                           ------------    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                $(13,171,231)   $ (6,657,089)   $(33,199,822)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
     Depreciation and amortization                            1,253,141         246,069       1,736,500
     Deferred compensation and consulting expense               166,070         225,000         495,403
     Value of common stock, warrants, options
      and discounts on equity instruments issued
      for services                                                 --         3,188,931       3,802,930
     Loss on sale of assets                                        --              --           387,649
     Amortization of debenture discount                       1,163,169            --         1,813,169
     Amortization of debt issue costs                             3,000            --             3,000
     Gain on disposition of debt                                   --              --          (165,340)
     Impairment loss                                               --           400,000         400,000
   Change in operating asset and liability
      accounts,  net of amounts acquired in
      business combination:
     (Increase) in overpayment receivable                          --          (162,350)           --
     (Increase) decrease in advances to employees,
      prepaid expenses, deposits and debt offering costs        128,323        (348,768)     (5,758,254)
     Decrease in other assets                                      --           775,872            --
     Increase (decrease) in accounts payable                  3,085,836        (685,586)      4,119,297
     Increase (decrease) in accrued expenses                  1,164,907        (150,428)      7,782,056
                                                           ------------    ------------    ------------

       Net Cash Used by Operating Activities                 (6,206,785)     (3,168,349)    (18,583,412)
                                                           ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Payments on license agreement                                   --          (400,000)       (400,000)
   Cash acquired in Sigma acquisition                              --           142,254         142,254
   Proceeds from sale of assets                                    --              --                 1
   Purchase of fixed assets                                    (354,575)       (745,615)     (1,098,550)
   Equipment procurement costs                                     --              --          (564,110)
                                                           ------------    ------------    ------------

       Net Cash Used by Investing Activities                   (354,575)     (1,003,361)     (1,920,405)
                                                           ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from notes payable                                4,775,000            --         4,775,000
   Repayment of notes payable - related parties                (164,341)           --        (1,685,541)
   Repayment of notes payable                                  (346,517)     (2,566,019)     (1,685,591)
   Proceeds from notes payable - related parties                 12,000          82,178       7,236,287
   Issuance of convertible debentures                           400,000            --         1,050,000
   Common stock issued for cash                                    --        10,240,750      11,131,032
   Stock offering costs                                            --              --           (26,289)
                                                           ------------    ------------    ------------

       Net Cash Provided by Financing Activities           $  4,676,142    $  7,756,909    $ 20,794,898
                                                           ------------    ------------    ------------




              The accompanying notes are an integral part of these
                       consolidated financial statements.


                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                      From


                                                                                           Inception on
                                                            For the Nine Months Ended        March 26,
                                                                   September 30,           1992 Through
                                                           ----------------------------    September 30,
                                                               2001             2000           2001
                                                           ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH                             $(1,885,218)   $ 3,585,199      $   291,081

CASH AT BEGINNING OF PERIOD                                   2,176,299        368,276             --

CASH AT END OF PERIOD                                       $   291,081    $ 3,953,475      $   291,081

CASH PAID FOR:

   Interest                                                 $    68,459    $    12,946      $    81,405
   Income taxes                                             $      --      $      --        $      --

NON-CASH FINANCING ACTIVITIES

   Value of common stock, warrants, options and
    discounts on equity instruments issued for
    services                                                $      --      $ 3,188,931      $ 3,802,930
   Equity instruments issued for deferred
     consulting expense                                     $ 1,533,000    $   900,000      $ 2,273,000
   Common stock issued for recapitalization                 $      --      $      --        $ 2,761,773
   Common stock issued for conversion of debt               $   456,287    $   831,812      $ 2,963,572
   Acquisition of licenses through
   license agreement payable                                $      --      $ 6,940,000      $ 6,940,000
   Options granted for deferred compensation                $   861,000    $      --        $   861,000




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000


NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. On June 18, 2001, the Company incorporated a wholly owned subsidiary named Powerco US, Inc.

NOTE 2 -      PATENTS AND LICENSING AGREEMENT

              The Company's patents and license agreement consisted of the following at September 30, 2001 and December 31, 2000:

                                                               September 30,       December 31,
                                                                   2001               2000
                                                              -----------------  ------------------
                                                                 (Unaudited)
   Patents                                                    $         971,592  $          973,658
   Licensing Agreement - Aquamax and Keeran                           6,540,000           6,540,000
   Accumulated amortization                                            (829,079)           (231,979)
                                                              -----------------  ------------------

                                                              $       6,682,513  $        7,281,679
                                                              =================  ==================

              As part of the purchase of Sigma (Note 3), the Company acquired patents valued at their fair value of $971,592, adjusted for foreign currency fluctuations since the date of purchase. The patents have an estimated remaining life of 90 months from the date of Sigma acquisition. The patents are pledged as collateral for obligations of $494,396 at September 30, 2001. The license agreement relates to rights to patents and patent applications pertaining to technology acquired from Aquamax and Keeran (Note
              7). The cost of the license agreement is being amortized over its estimated useful life of 10 years. Amortization expense for the period ended September 30, 2001 and accumulated amortization at September 30, 2001 amounted to $56,343 and $127,729, respectively (Patents) and $510,500 and $701,350, respectively (Licensing Agreement).

NOTE 3 -      BUSINESS COMBINATION

              In August 2000, the Company acquired SIGMA Elektroteknisk, AS (SIGMA) by exchanging 1,718,748 shares of its common stock for all of the common stock of SIGMA. The acquisition was accounted for as a purchase in accordance with APB 16, "Business Combinations." The acquisition of the total acquisition cost over the fair value of the net assets acquired of $6,589,756 is being amortized over 10 years by the straight-line method. Amortization expense amounted to $494,232 and $109,850 for the nine months ended September 30, 2001 and 2000, respectively.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000

NOTE 4 -      NOTES AND DEBENTURES PAYABLE

     Notes and debentures payable at September 30, 2001 and December 31, 2000 consist of the following:

                                                                                        September 30,       December 31,
                                                                                             2001               2000
                                                                                       -----------------  ------------------
                                                                                          (Unaudited)
              Notes payable to two parties bearing interest at
              10.5%, collateralized by guarantee of the president
               of the Company, due in full by March 5, 2002.                           $       3,000,000  $                -

              Notes  payable to two parties  bearing  interest  at 10%,  without collateral, convertible into the Company's common
               stock at $4.00 per share, due in full by April 2, 2003.                           600,000                   -

              Notes payable to ten parties bearing interest at 10%,
               without collateral, due in full one year from issue.                            1,175,000                   -

              Three (3)  convertible  debentures  payable due August to November
               2004,  bearing interest at 12% per annum,  uncollateralized,  and convertible into shares of the
               Company's common stock at $1.50 per share.                                        550,000             550,000

              Three (3) convertible  debentures  payable due August to September
               2006,  bearing interest at 12% per annum,  uncollateralized,  and convertible into shares of the
               Company's common stock at $1.00 to $1.50 per share.                               400,000                   -

              Four (4) convertible  debentures  payable due August 2006, bearing interest at 12% per annum,  uncollateralized and convertible into shares of the
               Company's common stock at $1.50 per share.                                         71,000                   -

              Less discount resulting from allocation of proceeds
               to warrants and conversion rights issued with the debt                         (1,880,049)                  -
                                                                                       -----------------  ------------------
                      Subtotal                                                                 3,915,951

              Note payable to SND bearing a variable  interest  rate,  (10.9% at
               December 31, 2000) due in equal semi-annual
               payments which began May 1, 2000, uncollateralized.                                96,004             121,049

              Note payable to SND bearing a variable  interest  rate,  (10.9% at
               December 31, 2000) due in equal semi-annual
               payments which began May 10, 2000, uncollateralized.                              417,702             569,964

              Note payable to Silent Clean Power bearing interest at 12.00%, due in equal semi-annual payments, collateralized
               by patents and licenses                                                           494,396             498,696

              Note payable to SND bearing a variable  interest  rate,  (10.9% at
               December 31, 2000) due in equal semi-annual
               payments which began April 3, 2000, uncollateralized.                              25,778              43,336
                                                                                       -----------------  ------------------

              Total Notes and Debentures Payable                                       $       4,949,831  $        1,783,045
                                                                                       =================  ==================

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000


NOTE 4 -      NOTES AND DEBENTURES PAYABLE (Continued)

              Annual maturities of notes and debentures payable are as follows:

                  Years Ending
                  December 31,
                  ------------

                      2002                             $       2,742,047
                      2003                                     1,186,784
                      2004                                       550,000
                      2005                                             -
                      2006                                       471,000
                                                       -----------------

                                                       $       4,949,831
                                                       =================

              On November 13, 2001, the Company obtained an extension of the payment due date which was due to Silent Clean Power from May 2001 to December 31, 2001. Payment of approximately $7,600, of accrued interest, will be paid in Swedish kroner on December 1, 2001 and principle in the approximate amount of $83,000 plus accrued interest from December 1, 2001 will be paid on December 31, 2001. Accordingly, as of September 30, 2001, the company is not in default on the agreement to purchase the patents from Silent Clean Power. The Company expects it will obtain the capital needed in order to make the payment to Silent Clean Power either by raising funds from third parties or, if such funding is not available, through contributions to capital by the three directors of the Company, each of whom have agreed jointly and severally to contribute funds necessary to make such payment to the Company. In the event that the Company is unable to make such payment to Silent Clean Power, it would have a material adverse effect on the Company and could result in an impairment charge on Sigma's assets, including Stirling engine patents and its goodwill.

              As additional consideration for $3,000,000 of the notes payable, the Company granted 1,200,000 warrants valued at $3,730,212 pursuant to the Black Scholes pricing model using a risk-free interest rate of 6.43%, expected volatility of 228%, and an expected life of 3 years. The proceeds of the loans have been allocated between debt and additional paid-in capital in proportion to the relative fair value of the debt and the warrants. The portion allocated to equity was $1,662,746, and the remaining balance of $1,337,254 was recorded as debt, net of discount. The discount is being amortized to interest expense over the term of the debt using the effective interest rate method.

              As additional consideration for $600,000 of the convertible notes payable, the Company granted 200,000 warrants with an exercise price of $1.50 per share and an expiration date of April 1, 2003. The warrants were valued at $2.73 per share ($546,000 in total) pursuant to the Black Scholes pricing model. The proceeds were allocated between debt and additional paid-in capital in proportion to the relative fair value of the debt and equity (warrants and beneficial conversion rights) elements of the transaction. The portion allocated to equity was $381,228 and the remaining balance of $218,772 has been recorded as debt, net of discount. The discount of $381,228, and debt issue costs of $12,000 will be amortized to interest expense over the term of the debt using the effective interest rate method.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000


NOTE 4 -      NOTES AND DEBENTURES PAYABLE (Continued)

              As additional consideration for $1,175,000 of the non-convertible notes payable, the Company granted 425,006 warrants with an exercise price of $1.50 per share and 300,000 warrants with an exercise price of $1.00 per share, all with an expiration date of five years from the dates of grant (third quarter of 2001). The warrants were valued at an average of $1.63 per share ($1,187,871 in total) pursuant to the Black Scholes pricing model. The proceeds were allocated between debt and additional paid-in capital in proportion to the relative fair value of the debt and equity (warrants and beneficial conversion rights) elements of the transaction. The portion allocated to equity was $528,244, and the remaining balance of $646,756 has been recorded as debt, net of discount. The discount of $528,244 will be amortized to interest expense over the term of the debt using the effective interest rate method.

              During the quarter ended September 30, 2001, the Company issued convertible debentures with detached warrants in exchange for
              $400,000 in cash from three entities and for interest due of $71,000 to four entities. The convertible debentures bear interest at 12% and are due in five years from the dates of issuance unless converted into the Company's common stock. The debentures payable are convertible into the Company's common stock at a price of $1.00 to $1.25 per share. Concurrent with the convertible debentures, the Company granted 794,667 warrants to purchase one share of the Company's common stock with an exercise price of $1.00 to $1.25 per share. The warrants were granted as additional consideration to the lenders for funding the convertible debentures and will be valued at $2,273,433 pursuant to the Black Scholes pricing model. The proceeds of the convertible debenture will be allocated between debt and additional paid-in capital in proportion to the relative fair value of the debt and the equity (warrants and beneficial conversion features) elements of the transactions. The portion to be allocated to equity will be $379,392. The discount of $379,392 will be amortized to interest expense over the term of the debt using the effective interest rate method.

NOTE 5-       ACCRUED EXPENSES

              The Company's accrued expenses are comprised of the following items:

                                                                                September 30,       December 31,
                                                                                    2001                2000
                                                                              -----------------  -----------------
                                                                                 (Unaudited)


                  Accrued payroll taxes payable                               $          40,744  $          26,657
                  Accrued interest payable - payroll                                     52,717             52,717
                  Accrued payroll tax penalty                                            98,845             98,845
                  Accrued interest payable - notes                                      440,801            118,155
                  Other accrued items                                                   907,082              7,908
                  Accrued license agreement costs (Note 2)                            6,540,000          6,540,000
                                                                              -----------------  -----------------

                                Total                                         $       8,080,189  $       6,844,282
                                                                              =================  =================

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000

NOTE 6-        GOING CONCERN

               The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had limited activities since inception and is considered a development stage company because it has no significant operating revenues and planned principal operations have not yet commenced. The Company has incurred losses from its inception through September 30, 2001 of approximately $33,000,000. The Company does not have an established source of funds sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

               In order to develop a reliable source of revenues and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans include raising additional capital through the sale of common stock, the proceeds of which will be used to develop the Company's products, pay operating expenses, and pursue acquisitions and strategic alliances. The Company expects that it will need $20,000,000 to $30,000,000 of additional funds for operations and expansion in 2001 and 2002. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

               The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually establish profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7-        COMMITMENTS AND CONTINGENCIES

               Wohlreich
               ---------

               During January 2000, the Company entered into a three-year consulting agreement with Clement J. Wohlreich to receive financial, marketing and management services. The agreement called for the Company to issue 100,000 units, each consisting of one share of the Company's common stock and one attached warrant granting the right for three years to purchase one share of common stock for an exercise price of $1.50. As the agreement provided for issuance of the units upon commencement of services, the Company accrued a liability and a deferred consulting expense as a reduction of shareholders' equity in an amount equal to the value of the common stock and warrant at the inception of the agreement. The liability was converted to equity upon issuance of the units and the value of the stock and warrants will be expensed over the term of the agreement upon completion of services each quarter. Pursuant to EITF 96-18, "Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring Or In Conjunction With Selling, Goods Or Services," the Company will continue to revalue the warrants until earned upon completion of services. As of September 30, 2000, the consulting contract was valued at $562,000, representing the 100,000 shares of common stock issued on July 25, 2000 at the then trading price of $4.00 per share and the value of the warrants at September 30, 2001 of $162,000, as determined by the Black Scholes pricing model. For the quarter ended September 30, 2001, the Company recorded compensation expense of $(12,967) representing amortization of the contract offset by the change in value of the warrants during the quarter ended September 30, 2001, leaving a remaining balance of $234,167 at September 30, 2001, which is included as a reduction of stockholders' equity.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000


NOTE 7-        COMMITMENTS AND CONTINGENCIES (Continued)

               Martineau
               ---------

               During June 2001, the Company entered into a two-year consulting agreement with Gene Martineau to receive services related to interfacing with institutional investors and brokerage firms. The Company to issued 120,000 shares of common stock and granted 120,000 warrants exercisable for two years at $1.50. Pursuant to EITF 96-18, "Accounting For Equity Instruments that Are Issued To Other Than Employees For Acquiring Or In Conjunction With Selling, Goods or Services", the Company will continue to revalue the warrants until earned upon completion of services. As of September 30, 2001, the consulting contract was valued at $558,120, representing the 120,000 shares of common stock issued on June 30, 2001 at the then trading price of $2.80 per share and the value of the warrants at September 30, 2001 of $222,120, as determined by the Black Scholes pricing model. For the period ended September 30, 2001, the Company recorded compensation expense of $65,020 representing amortization of the contract offset by the change in value of the warrants during the quarter ended September 30, 2001, leaving deferred compensation expense with a remaining balance of $465,100 at September 30, 2001, which is included as a reduction of stockholders' equity.

               On June 20, 2001, the Company (through its subsidiary Powerco US, Inc.) entered into an employment agreement with David Moard (Moard). Terms of the agreement are as follows: (1) Moard's base salary will be $240,000 per year with the first and second years salary being deferred to future years, and (2) Moard was issued 820,000 stock options exercisable at $1.50 per share of which 260,000 vest in year one, 360,000 vest in year two and 200,000 vest in year three. The employment agreement is in effect for three years. The Company has accrued wages of $66,593, which represents the deferred salary through September 30, 2001, and has expensed $75,750, which represents amortization of the intrinsic value of the stock options. At September 30, 2001, the unamortized intrinsic value of the stock options amounted to $785,250, which is included as an offset to equity as deferred compensation expense and will be amortized over the vesting period of the options.

               IF, LLC
               -------

               On September 1, 2001, the Company (through its subsidiary Powerco US, Inc.) entered into a 24 month consulting agreement with IF, LLC to provide consulting services relating to business development through proactive communication to new customers of Powerco's distribution generation equipment and to assist in the development and forecasts of Powerco's business plan. The Company has agreed to pay IF, LLC $15,000 per month of which $10,000 will be paid monthly and $5,000 will be accrued until the Company has received a minimum investment of $2,000,000.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000


NOTE 7-        COMMITMENTS AND CONTINGENCIES (Continued)

               AQUAMAX AND KEERAN
               ------------------

               During September 2000, the Company entered into a worldwide license agreement (License Agreement) with Aquamax International Holdings, BV of the Netherlands and Keeran Corporation NV, a Netherlands Antilles Corporation (Licensors) for their issued and pending patents and other intellectual property rights relating to the use of plastic heat exchangers for the distillation of seawater. The scope of this license, and thus the authorized "field of use," is for the distillation of potable water from naturally occurring saline water in units of 1000 cubic meters per day or larger.

               The basic terms of this License Agreement provide a grant to the Company of an exclusive right to sell products within the above field of use, utilizing (i) over 60 issued and pending patents and improvements (as defined in the License Agreement) on such patents owned by the Licensors, and (ii) issued and pending patents owned by third parties to which the Licensors have licensed rights, which consist of an international patent application (which is expected to result in identical patents covering the identical invention in eight different countries) owned by Hadwaco Oy, a Finnish company ("Hadwaco"), under which the Licensors have a license. The Company also granted Aquamax and Keeran certain exclusive rights in its technology. In exchange, the Company will receive 50% of any license royalty or amounts of a similar nature they receive from third parties.

               Under the terms of the License Agreement, the Company agreed to pay a total of $4,000,000 and 600,000 shares of its common stock for the rights under the License Agreement under a payment schedule contingent on various factors as to timing but to be no later than December 31, 2000. The Company has paid $400,000 to the Licensors. No shares of common stock have been issued pursuant to the License Agreement. The remaining amount payable under the License Agreement was $6,540,000 at September 30, 2000, which consisted of $3,600,000 payable in cash and $2,940,000 payable in common stock (representing the value of 600,000 shares of common stock to be issued, valued at the market value of shares of the Company's common stock as of the effective date of the transaction, September 21, 2000), and has been accrued as a liability and included in the amount recorded as a licensing agreement asset along with the $400,000 paid in cash. The asset, with a cost of $6,940,000 ($6,540,000 after an impairment adjustment of $400,000), is being amortized over its estimated useful life of ten years using the straight-line method.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000


NOTE 7-        COMMITMENTS AND CONTINGENCIES (Continued)

               AQUAMAX AND KEERAN (Continued)
               ------------------

               The   license   agreement   was   signed  by  the   Company   and
               Aquamax/Keeran representatives as of September 21, 2000, but because of questions raised as to the identity and authority of one Aquamax/Keeran signatory, an exhibit was added to the agreement solely to clarify the matter. Revised signature pages (signed by the original Aquamax/Keeran parties and dated on the original September signing date) were extended on October 2, 2000. The transaction was originally recorded in October 2000 in the belief that, until properly executed signature pages were received, it was not effective. Based on our reassessment of the circumstances, we have determined that the agreement became binding on September 21, 2000. Therefore, the September 30, 2000 financial statements were amended to reflect the transaction as occurring in September 2000. The key points leading to the change in the Company's position as to the effective date were: (1) although the name and title of the representative signing on behalf of Keeran Corporation were not disclosed on the signature page or accompanying documents, the signature was an original and the signer had actual authority from Keeran Corporation to execute the agreement; (2) original signature pages for all parties were exchanged in September 2000 with the intent to be bound by the agreement; (3) the re-execution of the signature page on behalf of Keeran Corporation was by the same person and was dated by him as of the original signing date, which presumably demonstrates that Keeran Corporation believed that the agreement was effective as of the original signature date; and
               (4) notwithstanding the position taken at the time by the Company's intellectual property attorney, that the agreement was not effective until the revised signature page was received, the Company had wire transferred the additional payment of $300,000 due under the agreement to Aquamax/Keeran on September 30, 2000, prior to receipt of the revised signature page. On the basis of these facts, the Company has concluded that the better view is that the agreement became legally binding on all parties during the third, rather than the fourth, quarter of 2000. Accordingly, the transaction has been accounted for as occurring in September 2000. The measurement date, for purposes of valuing shares of the Company's common stock due as part of the purchase price that is included in the accrued liability is as of September 21, 2000, because the effective date of the agreement is the date the rights to the patented technology were transferred to the Company.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000

NOTE 7-        COMMITMENTS AND CONTINGENCIES (Continued)

               AQUAMAX AND KEERAN (Continued)
               ------------------

               The License Agreement provided that all technology covered by the Agreement was to be exclusive within the specified field of use. Subsequent to the execution of the License Agreement and the initial payments to the Licensors, the Company discovered that the Licensors rights to Hadwaco's patent application that was sub-licensed to the Company pursuant to the License Agreement, was not an exclusive license, as was represented and warranted by the Licensors but was, rather, a non-exclusive license. As a result, the Company served a notice of default under the terms of the License Agreement on the Licensors on December 22, 2000. The Company demanded arbitration pursuant to the License Agreement to determine the value of the technology, which the Licensors agreed to license on an exclusive basis, but actually licensed on a non-exclusive basis. Consequently, the value of the licensed technology is diminished due to the fact that Hadwaco is free, contrary to the Licensors' original representations, to license the same technology to third parties for its (potentially competitive) use. The Company's request for arbitration does not assert that the license does not exist or is not effective. The Company has suspended all payments beyond the $400,000 paid in September 2000 under the License Agreement pending the outcome of the resolution of the dispute in connection with the one element of the Agreement. In any event, the Company intends to proceed with its planned uses of the technology, whether on an exclusive or non-exclusive basis. A portion of the cost of the License Agreement amounting to $400,000 was expensed in September 2000 which management has determined to be an appropriate impairment adjustment to reduce the asset book value by management's estimate of the difference between the amount the Company is obliged to pay under the License Agreement and the fair value of the technology based on management's estimate of the reduction in purchase price had it been known that one patent application was non-exclusive

               The full purchase price has been recorded as a liability and offset by the $400,000 paid to date. The full amount of the liability was recorded (without offset for potential reduction in resolution of the Hadwaco sublicense dispute) because management believes that: (1) based on the oral opinion of the Company's General Counsel, the full amount of the liability, until amended through negotiation or legal process, represents an enforceable liability as long as the Company retains the patent rights conveyed under the agreement; (2) the liability meets the accounting definition of a liability as stated in Statement of Financial Accounting Concepts No. 6, Elements of Financial Statements; and (3) the reduction of the liability to anticipate a reduction in negotiations or legal process would result in recording a contingent asset that is prohibited by SFAS No. 5, Accounting for Contingencies. Accordingly, since the Company intends to keep the patent rights, the Company has recorded the liability, and related asset, because under the terms of the agreement the Company has no discretion to avoid future payment of the remaining cash and common stock payable. The amount of payment under the agreement withheld pending resolution of the dispute was not indicative of the diminished value of the patent rights received as the Company's management has estimated that approximately $400,000 of the purchase price represents the value of the exclusivity feature of the one patent that was not received. The failure of Aquamax/Keeran to deliver exclusive rights to all patents resulted in a condition of default by Aquamax/Keeran. Aquamax/Keeran has asserted that the Company's subsequent withholding of payment resulted in a condition of default by the Company.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000


NOTE 7-        COMMITMENTS AND CONTINGENCIES (Continued)

               AQUAMAX AND KEERAN  (Continued)
               -------------------

               The Company has demanded arbitration of this dispute with Aquamax/Keeran as contemplated in the license agreement. The arbitration procedures have not commenced while the Company and Licensors have been involved in settlement negotiations. The negotiations resulted in the execution by both parties, as well as Hadwaco Ltd. Oy and Hackman Oy Abp, of a non-binding Letter of Intent (LOI). The LOI was executed by the various parties between June 15, 2001 and June 20, 2001. Contemporaneously, the Company entered into a related non-binding Letter of Intent with Hadwaco Ltd Oy and Hackman Oy Abp. The agreement of the parties, as memorialized in both LOIs, was as follows: The Company would form a new company (Newco) in Finland. Because it would control Newco, the Company's financial statements would report its investment in Newco on a consolidated basis. The Company would immediately provide Newco with enough working capital to purchase from Hadwaco its existing and ongoing water remediation business, including all related intellectual property. The intellectual property transferred to Newco would include technology, which Hadwaco has licensed to Aquamax/Keeran and which is the source of the Company's dispute with Aquamax/Keeran.

               In July 2001, the aforementioned negotiations resulted in the execution by Aquamax/Keeran and the Company, as well as Hadwaco Ltd. Oy and Hackman Oy Abp, of agreements which would have, if closing had occurred as stipulated, resolved the dispute between the Company and Aquamax/Keeran. The Agreements provided that the Company would make payments to Aquamax/Keeran of $1,800,000 in cash and 600,000 shares of common stock on or before September 28, 2001, in addition to the $400,000 already paid to Aquamax/Keeran, in exchange for ownership (as opposed to licenses as provided in the September 2000 License Agreement) of all the Aquamax/Keeran technology in any way connected to water treatment. The agreements also provided that the Company would grant back to Aquamax/Keeran an exclusive, worldwide license to exploit Newco's water desalination technology for applications where the volume of water processed is less than 1,000 cubic meters per day. The license back of rights to Aquamax/Keeran was to be exclusive for a term of five years and non-exclusive thereafter. The agreements also included release of liability provisions, whereby all parties would release each other of and from all claims and liabilities, including the amount due in connection with the Company's obligation under the September 2000 License Agreement as well as the Company's claim for a price reduction due to the non-exclusivity of the Hadwaco license. Contemporaneously, the Company entered into agreements with Hadwaco Ltd Oy and Hackman Oy Abp (Hadwaco). The agreement of the parties was as follows: The Company was to form a new company (Newco) in Finland. The Company would immediately provide Newco with $1,500,000 to purchase from Hadwaco a 100% interest in Hadwaco's existing and ongoing water remediation business, including all related intellectual property. Newco's purchase price for Hadwaco's water remediation business was to be $1,500,000 plus a 19% interest in Newco's common stock.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000


NOTE 7-        COMMITMENTS AND CONTINGENCIES (Continued)

               AQUAMAX AND KEERAN

               The Company was to provide senior debt funding up to a principle aggregate amount of $7,500,000 over a period of three years from the date of closing of the Hadwaco purchase.

               On August 29, 2001, the Company entered into an agreement with Aquamax (International) Holdings B.V. and Keeran Corporation N.V. ("Aquamax/Keeran") to extend the deadline for consummation of the transactions set forth in the agreement executed on July 20, 2001 by and among Aquamax/Keeran, Balantum Oy and the Company. As amended, the closing of the transaction shall occur on the earlier of September 28, 2001 or the first practically possible day after the Company becomes listed on the Nasdaq OTC Bulletin Board. Additionally, after August 31, 2001, the Company shall take responsibility for paying for the processing and maintenance of patents and patent applications, which shall be transferred to Balantum Oy pursuant to the terms of the July 20, 2001 agreement. In connection with the extension agreement, the Company has assumed the obligation of Aquamax/Keeran to compensate a finder in connection with the transactions between Aquamax/Keeran and the Company an amount of $105,080 and 31,040 shares of the Company's common stock.

               On September 11, 2001, the terrorist attack on New York and Washington D.C. occurred which disrupted the financial markets in the United States and abroad. That event significantly affected and delayed the Company's efforts to obtain the investment money necessary to complete the transactions described above for the formation of Newco, the purchase of the ongoing water remediation business of Hadwaco, and the purchase of the Aquamax/Keeran technology connected to water treatment. Because of the funding delays, the Company was not able to fund the closing of the transactions by the due date and the agreements for those transactions are now null and void, including the agreements, which included the release of liability provisions between the Company and Aquamax/Keeran. As a consequence, the September license agreement between the Company and Aquamax/Keeran remains in effect and the disputes between the parties as to their respective rights and obligations under the license agreement remain unresolved. The Company has recommenced discussions with Aquamax/Keeran in an attempt to resolve their disputes amicably and intends to arbitrate resolution of those disputes if a settlement cannot be reached.

               Because its agreements with Hadwaco Ltd. Oy and Hackman Oy Abp were non-binding, the Company does not believe that it has a liability arising out of its failure to complete the transactions described above, other than the loss of amounts the Company agreed to pay in connection with obtaining extensions of the agreements. In connection with its dispute with Aquamax/Keeran, the Company still believes it has the right to a purchase price reduction because of the failure of Aquamax/Keeran to deliver exclusive rights to all of the patents and, while no claim has been asserted, might be subject to a damage claim related to the Company's withholding of payment on the Aquamax/Keeran license agreement. The Company has recorded expenses of $800,000 related to the costs of the terminated agreements with Hadwaco/Hackman and the possible costs associated with the Aquamax/Keeran license agreement dispute.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000

NOTE 7-        COMMITMENTS AND CONTINGENCIES (Continued)

               SIGMA

               On March 6, 2001, the Company's wholly owned subsidiary, SIGMA, entered into a collaboration agreement with Baxi Group Ltd. (a manufacturer of heating systems in Europe) for the development and marketing of a combined heat and power product (micro-CHP) for the residential market in the United Kingdom. The objective of the agreement is to form a joint working arrangement for the development of a micro-CHP package, consisting of the Sigma Energy Converter (Sigma Stirling engine) and the metal cabinet, into which each unit will be mounted, including controls and connections to both systems and the electricity supply network. The purpose of the collaboration agreement is to design a prototype micro-CHP package to be installed in compliance with applicable regulations in older and larger houses as replacements for boilers that have reached the end of their service life. The parties will work together in assigning sufficient priority and allocating necessary resources (which have already been budgeted by Sigma) to the project to develop the package in a mutually agreeable time frame, which is currently anticipated to be by mid-2003 if the Company can raise sufficient capital to fund completion of its Stirling engine and pay its portion of the costs in connection with the collaboration agreement. Pursuant to the terms of the Collaboration Agreement, each party pays its own expenses. The agreement has no fixed termination date, but can be terminated at any time by either party on three months notice. The costs incurred by the Company, which are associated with the Baxi collaboration, have been expensed when incurred. During the three-month period ended September 30, 2001, such costs consisted of travel costs and research and development costs. For the three-months ended September 30, 2001, the Company expensed $9,750 of travel costs for monthly planning and update meetings in connection with the collaboration which is included in general and administrative expenses and $5,758 of engineer compensation costs which are included in the research and development expenses.

               Science Applications International Corporation (SAIC)
               -----------------------------------------------------

               Effective April 4, 2001, the Company signed a Technology License, Consulting Services, and Asset Purchase Agreement with SAIC. Terms of the agreement are as follows: SAIC will grant to the Company a non-exclusive royalty-bearing right and license under the SAIC Technology to make, use, import, offer to sell, and sell components, sub-assemblies or systems for concentrating solar energy incorporating SAIC Technology in the United States and Canada. The term of the agreement will continue until the date of the expiration of the last of the SAIC Patents. The Company's obligation to pay royalties will continue until the sooner of either 30 years or the expiration of the last SAIC patent. SAIC will have the right to terminate this agreement if the Company has failed to fund the $4,000,000 in SAIC dish development in two years or to timely make any royalty or minimum royalty payment, SAIC shall also have the right to terminate this agreement or renegotiate the royalty of this agreement if the Company has failed to deliver equity in a new business entity to SAIC. The Company will be obligated to pay the following royalties based on the net selling price of any licensed product in accordance with the following schedule: (a) Three percent of the set selling price for all sales made during the royalty term until after the cumulative total of royalties exceeds $100,000, (b) Two and One-Half percent of net selling price for all sales made during the royalty term after the cumulative total paid to SAIC exceeds $100,000, and until the cumulative total exceeds $500,000 and,
               (c) Two percent of the net selling price for all sales made during the royalty term once the cumulative total royalty exceeds $500,000. During the royalty term, the Company shall make the following minimum royalty payments: Contract year 1: no amounts due, Contract year 2: minimum amount due is $25,000, Contract year 3: minimum amount due is $50,000, and Contract year 4 and thereafter: minimum amount due is $100,000. Within 30 days after the end of each quarter, the Company will deliver to SAIC a report of its activities relating to the preceding calendar quarter.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000


NOTE 7 -       COMMITMENTS AND CONTINGENCIES (Continued)

               Science Applications International Corporation (SAIC) (Continued)
               -----------------------------------------------------

               On September 1, 2001, the Company and SAIC entered into a Professional Services Agreement as it relates to time and materials. The terms of the agreement are as follows: (1) the period of performance is from September 1, 2001 to August 31, 2003. (2) SAIC will consult and develop a program to create a viable near-term solar dish concentrator power system for electrical power production. This program will consist of four tasks: Task 1 will relate to advanced dish development, Task 2 will consist of marketing and business development, Task 3 will consist of receiver development and Task 4 will consist of product testing and specification. The estimated costs of these four tasks combined is $7,700,000. The Company will pay SAIC monthly on a `time and materials' basis for labor expended and costs and expenses incurred. The Company was to make an initial payment of working capital to SAIC of $200,000 and shall thereafter replenish the level of working capital by making payments to keep the balance of working capital at $200,000. The Company is to maintain the $200,000 working capital balance until SAIC has been paid $6,800,000. Thereafter SAIC will draw down on the working capital until the $7,700,000 is expended. SAIC will have a lien upon and may retain or repossess any and all deliverables if the Company does not make the full payment to SAIC. At September 30, 2001, the Company had accrued $42,864 relating to expenses incurred by SAIC. The Company has not made the required $200,000 working capital deposit. Amounts expensed as they relate to SAIC Professional Services Agreement will be classified as research and development expenses.

NOTE 8 -       SUBSEQUENT EVENTS

               Legal Proceedings
               -----------------

               On October 5, 2001, Ricardo Inc. filed a lawsuit against the Company's subsidiary, Sigma Elektroteknisk AS in the Forliksklage Court (Minor Civil Court) of Norway. The lawsuit seeks a judgment for costs incurred and services rendered by Ricardo Inc. pursuant to a contract with Sigma related to the design and procurement of prototype parts for the Sigma MCHP Stirling engine lower end. The total amount claimed to be due and owing is $1,458,248 plus legal costs incurred in processing the claim. The Company has accrued $1,458,248 which is included in accounts payable.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000

               Elektryon, Inc.
               ---------------

               On October 10, 2001, the Company and Elektryon, Inc. entered into a licensing agreement whereby the Company was granted the non-exclusive right and license within the United States and the exclusive, worldwide right and license outside the United States to buy, make, have made, use, distribute, install, offer to sell and sell generators designed to power large commercial sites which utilize Elektryon's patented improvements. The term of the agreement is 5 years. The Company must pay to Elektryon the sum of $150,000 and price per licensed product to be agreed upon by the parties from time to time, which shall in no event exceed the lowest price charged to any other third party purchaser of Elektryon's licensed products. As further consideration, the Company must pay five (5) percent of the raw cost of any licensed product, on a per unit basis, which the Company makes or has made by any party other than Elektryon.

               Melaroba Note Payable
               ---------------------

               On October 12, 2001, the Company borrowed $225,000 from the Melaroba Corp. The note bears interest at 10% per annum and is due within 90 days of the issuance of the note. If the note is not repaid within 90 days, the Company agrees to issue 150,000 shares of common stock. The Company has accounted for this note as a convertible note and has allocated $120,000 to additional paid-in capital, which represents the fair value of the beneficial conversion feature. The discount of $120,000 will be amortized to interest expense over the term of the debt using the effective interest rate method.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000


NOTE 8 -       SUBSEQUENT EVENTS

               Venture Investment  Group, Inc. Convertible Debenture Payable
               -------------------------------------------------------------

               On October 29, 2001, the Company borrowed $100,000 from Venture Investment Group, Inc. The note bears interest at 12% and is due in five years from the date of issuance unless converted into the Company's common stock. The debenture payable is convertible into the Company's common stock at a price of $1.00 per share. Concurrent with the convertible debenture, the Company granted 300,000 warrants to purchase one share of the Company's common stock with an exercise price of $1.00 per share. The warrants were granted as additional consideration to the lender for funding the convertible debenture and will be valued at $921,200 pursuant to the Black Scholes pricing model. The proceeds of the convertible debenture will be allocated between debt and additional paid-in capital in proportion to the relative fair value of the debt and the equity (warrants and beneficial conversion features) elements of the transactions. The portion to be allocated to equity will be $100,000. The discount of $100,000 will be amortized to interest expense over the term of the debt using the effective interest rate method.

               EPRIsolutions
               -------------

               On November 5, 2001, the Company's subsidiary, Powerco US, Inc. and EPRIsolutions entered into an equipment lease and fixed price services agreement for a term of 14 months, commencing November 1, 2001. Powerco will lease to EPRIsolutions for the term of the agreement and deliver to its EPRI-Peac facility in Knoxville Tennessee a Sigma beta Stirling engine generator. EPRIsolutions will conduct a technology assessment and baseline testing and validation of the engine as part of collaboration between Powerco and EPRIsolutions to test and evaluate market entry Stirling engines and pilot the market introduction of beta systems to North America energy companies. In exchange for the lease of the equipment, support services to be provided by Powerco and shipping costs for the engine, EPRIsolutions will pay to Powerco a firm fixed price of $79,000. At the end of the test period, EPRIsolutions will prepare and deliver to Powerco a final report on the results of its baseline tests of the engine unit. Additionally, EPRIsolutions will receive an option to purchase stock in Powerco for a value equal to $75,000 at the market value of the stock at the time of exercise, exercisable after the conclusion of the testing period provided in the agreement.

NOTE 9-        NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

               SFAS No.'s 141 and 142 -- In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No. 142 is applied in its entirety, which will be January 1, 2002 for the Company. SFAS No. 142 is effective, generally, in fiscal years beginning after December 15, 2001, which will be the fiscal year ending December 31, 2002 for the Company.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000


NOTE 9-        NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

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

               SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. Upon adoption of SFAS No. 142, the Company will assess whether an impairment loss should be recognized and measured by comparing the fair value of the "reporting unit" to the carrying value, including goodwill. If the carrying value exceeds fair value, then the Company will compare the implied fair value of the goodwill" (as defined in SFAS No. 142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill will be adjusted to the implied fair value.

               While the Company has not completed the process of determining the effect of these new accounting pronouncements on its consolidated financial statements, the Company currently expects that there will be no reclassification in connection with the transition provisions of SFAS No. 141 based on clarifications of the transition provisions issued by the FASB in October 2001. Accordingly, the Company expects that, after implementation of SFAS No. 142, all intangible assets will be amortizable and the goodwill will not be amortizable.

               SFAS No. 143 -- On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 143 on the Company's consolidated financial statements, when it becomes effective, will not be significant.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000


NOTE 9-        NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

               SFAS No.  144 - On  October 3,  2001,  the  Financial  Accounting
               Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. SFAS 144 supercedes SFAS Statement No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business."

               SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates the requirement of APB 30 that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

               While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 144 on the Company's consolidated financial statements, when it becomes effective, will not be significant.

NOTE 10-       RECENT DEVELOPMENTS

               The Company has been informed that the staff of the Division of Enforcement of the Securities and Exchange Commission is conducting an informal investigation concerning the Company and has requested information from the Company, including among other things, past sales of securities and accounting policies relating to the Company's acquisition of Sigma Elektroteknisk and the Company's transactions with Aquamax International Holdings, BV and Keeran Corporation NV. The Company is cooperating with the inquiry.

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

Certain Business Developments

Ocean Power Corporation is a development stage company, which is still dependent upon its ability to raise capital through loans and private or public sale of stock. The Company believed and continues to believe that one of the main impediments to its ability to raise significant operating capitol had been delays in obtaining relisting on the NASDAQ OTC Bulletin Board. On Friday
September 7, 2001 the Company was successful in becoming relisted on the OTC (over-the-counter) Bulletin Board. Three working days later, on Tuesday, September 11, 2001, an act of war was committed on the United States with the World Trade Center devastation. That event disrupted the financial markets and significantly affected and consequently delayed the Company's efforts to obtain investment funds necessary to carry out its business plans within the time lines previously projected by the Company. While the delays in raising operating capital have caused the Company to re-assess the timelines for implementation of its business plan, the Company continues to believe that it will be able to raise sufficient capital to meet its core business plan objectives as more fully detailed below. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. Failure to raise sufficient capital to meet its business plan objectives could have a material adverse effect on the Company's results of operations, financial condition and liquidity.

Plan Of Operation

The Company's current operations began in January 1997 as Manufacturing Technologies Corporation (MTC). MTC was a Delaware corporation and was originally set up to develop a business manufacturing modular seawater desalination and power plants. In March of 1998, MTC became a wholly owned subsidiary of PTC Holdings, Inc., when PTC Holdings acquired 100% of the stock of MTC in return for assuming $1.4 million of its debt which represented 100% of

MTC's outstanding debt. PTC Holdings subsequently merged with the Company, then named PTC Group, in June 1999. PTC Group continued as the surviving corporate entity conducting the business of PTC Holdings.

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

The Company has had no profit to date. It has experienced a total of $33,199,822 in losses from inception of current operations on March 26, 1992 through to September 30, 2001. The Company's losses have resulted from the fact that its products are still in development and planned principle operations have not commenced.

At September 30, 2001, the Company's cash position declined to $291,081 as compared to $335,140 at June 30, 2001, $2,683,723 at March 31, 2001, and
$2,176,299 at December 31, 2000, and we have incurred accounts payable, notes payable, and other obligations aggregating $18,141,414. During the 3 months ended September 30, 2001, aggregate liabilities increased by $3,982,164.

At June 30, 2001, the Company was in discussion with Silent Clean Power to convert the current semi-annual principle payment of approximately $83,000, which was due on a note payable which is collateralized by patents used in the Company's Stirling engine business by its subsidiary, Sigma, into stock in the Company. The discussions did not result in an agreement to convert debt to stock. Management intends to cure the delinquency through future equity infusions or borrowings, and does not believe that the delinquencies affect the company's ownership of the patents. On November 13, 2001, the Company obtained an extension of the payment due date which was due to Silent Clean Power from May 2001 to December 31, 2001. Payment of approximately $7,600 in accrued interest, will be made on December 1, 2001 in Swedish kronor and principle in the amount of approximately $83,000 plus accrued interest from December 1 will be paid on December 31, 2001 in Swedish kronor.

Accordingly, as of September 30, 2001 the Company is not in default of the agreement to purchase the patents from Silent Clean Power. The Company expects it will make the payment to Silent Clean Power either by raising funds from third parties or, if such funding is not available, through contributions to capital by the three directors of the Company, each of whom have agreed jointly and severally to contribute to the Company funds necessary to make such payment. In the event that the Company is unable to make such payment, it would have a material adverse effect on the Company and could result in an impairment charge on Sigma's assets, including Stirling engine patents and its goodwill.

Due to the increased level of activity projected during the next three years, additional funding will be needed and is being sought. From January 1 to November 13, 2001, the Company has raised $5,512,000 of additional financing through proceeds from notes payable and convertible debentures (see note 4 in the financial statements for additional details on notes payable and convertible debentures). Also, the Company has received a loan of $12,000 from a related party as of September 30, 2001.

The Company does not have an established source of revenues sufficient to cover its operating costs and, accordingly, there is substantial doubt about the ability of the Company to continue as a going concern.

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include raising additional capital through private placement sales of the Company's common stock and/or loans from third parties, the proceeds of which will be used to develop the Company's products, pay operating expenses and pursue acquisitions and strategic alliances. In our Form 10-QSB for the second quarter of 2001, the Company indicated that it expects to need $20,000,000 to $30,000,000 of additional funds for operations and expansion in 2001. Due to the delays in fund raising caused in part by the September 11 acts of war on the United States, the Company expects that $20,000,000 to $30,000,000 will be raised by the end of the first quarter of 2002, rather than the end of 2001. All funds raised will be used to pay current debts and fund operations and expansion consistent with the Company's business plan. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. Failure to raise sufficient capital could have a material adverse effect on the company's results of operations, financial condition, and liquidity.

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

The Company's plan of operation for the next twelve months is as follows:

         (i) Since completion of its water quality certification on 9 December 1999, the Company has raised approximately $16 million pursuant to private placement financing and loans which has allowed the Company to implement its Product
                  Development Program, as well as to further business development, strategic partnering and acquisition activities. Based on an analysis of its sales and development costs, the Company intends to raise an additional $20-30 million pursuant to private placement sales of its common stock and/or loans from third parties during the last quarter of 2001 and the first quarter of 2002. In addition, depending on the pace of actual sales and the acquisition activities of the Company, the Company may seek to raise an additional round of financing on an amount to be determined by the Company, in the second half of 2002. The exact method by which this additional round of financing will be raised will be based on the maximization of shareholder value. The additional equity, if raised by the Company, will allow the Company to execute its business plan.

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

                  Our Dispute with Aquamax/Keeran

Our license to all technology covered by the license agreement was to be exclusive within the specified field of use. Subsequent to the execution of the license agreement and to our making of the initial payments to Aquamax/Keeran under the license, we discovered that Aquamax/Keeran's license to Hadwaco's international patent application that was sub-licensed to us pursuant to the license agreement, was not exclusive, as was represented and warranted by Aquamax/Keeran. As a result, on December 22, 2000, we served on Aquamax/Keeran a notice of default under the terms of the license agreement. We demanded arbitration pursuant to the license agreement and asserted that there is a difference in the value of the Hadwaco sublicense because it is non-exclusive. The possible diminished value arises due to the fact that Hadwaco is free to license the same technology covered by the Hadwaco patent application to third parties for their (potentially competing) use in the field of use provided in our agreement with Aquamax/Keeran. Our request for arbitration was limited to issue of the consideration we owe Aquamax/Keeran and does not assert that the license does not exist or is not effective. Aquamax/Keeran did not formally respond to our demand for arbitration. We suspended all further payments due to Aquamax/Keeran under the license agreement pending resolution of the dispute which is discussed below.

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

                  Attempted Resolution of the Dispute

The arbitration procedures have not commenced while the Company and Licensors have been involved in settlement negotiations. The negotiations resulted in the execution by both parties, as well as Hadwaco Ltd. Oy and Hackman Oy Abp, of a non-binding Letter of Intent (LOI). The LOI was executed by the various parties between June 15, 2001 and June 20, 2001. Contemporaneously, the Company entered into a related non-binding Letter of Intent with Hadwaco Ltd Oy and Hackman Oy Abp. The agreement of the parties, as memorialized in both LOIs, was as follows. The Company would form a new company (Newco) in Finland. Because it would control Newco, the Company's financial statements would report its investment in Newco on a consolidated basis. The Company would immediately provide Newco with enough working capital to purchase from Hadwaco its existing and ongoing water remediation business, including all related intellectual property. The intellectual property transferred to Newco would include technology which Hadwaco has licensed to Aquamax/Keeran and which is the source of our dispute with Aquamax/Keeran.

In July 2001, the aforementioned negotiations resulted in the execution by Aquamax/Keeran and the Company, as well as Hadwaco Ltd. Oy and Hackman Oy Abp, of agreements which would have, if closing had occured as stipulated, resolved the dispute between the Company and Aquamax/Keeran. The Agreements provided that the Company would make to Aquamax/Keeran payments of $1,800,000 in cash and 600,000 shares of common stock on or before September 28, 2001, unless extended by the parties, in addition to the $400,000 already paid to Aquamax/Keeran, in exchange for ownership (as opposed to licenses as provided in the September 2000 License Agreement) of all the Aquamax/Keeran technology in any way connected to water treatment The agreements also provided that the Company would grant back to Aquamax/Keeran a royalty free, exclusive, worldwide license to exploit Newco's water desalination technology for applications where the volume of water processed is less than 1,000 cubic meters per day. The license back of rights to Aquamax/Keeran was to be exclusive for a term of five years and non-exclusive thereafter. The agreements also included release of liability provisions, whereby all parties would release each other of and from all claims and liabilities, including the amount due in connection with the Company's obligation under the September 2000 License Agreement as well as the Company's claim for a price reduction due to the non-exclusivity of the Hadwaco license. Contemporaneously, the Company entered into agreements with Hadwaco Ltd Oy and Hackman Oy Abp (Hadwaco). The agreement of the parties was as follows: The Company was to form a new company (Newco) in Finland. The Company would immediately provide Newco with $1,500,000 to purchase from Hadwaco a 100% interest in its existing and ongoing water remediation business, including all related intellectual property. Newco's purchase price for Hadwaco's water remediation business was to be $1,500,000 plus a 19% interest in Newco's common stock. The Company was to provide senior debt funding up to a principle aggregate amount of $7,500,000 over a period of three years from the date of closing of the Hadwaco purchase.

On September 7,2001 the Company became relisted on the NASDAQ OTC Bulletin Board which enhanced its ability to raise funds; however, three working days later, on Tuesday, September 11, 2001 an act of war was committed on the United States with the World Trade Center devastation occurring. That event significantly affected and delayed the Company's efforts to obtain the investment money necessary to complete the transactions described above for the formation of Newco, the purchase of the ongoing water remediation business of Hadwaco and the purchase of the Aquamax/Keeran technology connected to water treatment. Because of the funding delays, the Company was not able to fund the closing of the transactions and the agreements for those transactions are now null and void, including the agreements which included the release of liability provisions between the Company and Aquamax/Keeran. As a consequence, the September license agreement between the Company and Aquamax/Keeran remains in effect and the disputes between the parties as to their respective rights and obligations under the license agreement remain unresolved. The Company has recommenced discussions with Aquamax/Keeran in an attempt to resolve their disputes amicably and intends to arbitrate resolution of those disputes if a settlement cannot be reached.

                  Our Accounting for the Aquamax/Keeran License.

In September 2000, $400,000 was expensed in connection with the dispute with Aquamax/Keeran due to our belief at that time that the agreement would be terminated and the $400,000 would not be recoverable. At the time that the Company's financial statements for the year ended December 31, 2000 were filed, it was no longer likely that the transaction would be voided but the $400,000 expense was then left as an expense due to an error in preparing such financial statements. In connection with the process of preparing the Company's amended Form 10-KSB for December 31, 2000, we identified this aforementioned error and consider that amount to be a reasonable approximation of impairment of the asset that results from having received one patent that did not contain the exclusivity feature that was contemplated in the purchase price. In connection with this recharacterization of the amount expensed in September 2000 as an impairment rather than a contingent liability, our conclusion in this regard is based on a two-part assessment. The first part is a legal exposure analysis. Our general counsel reviewed the situation and estimated the recovery (i.e., estimated reduction in purchase price of the patent rights acquired under the Aquamax Keeran license agreement) that we might expect by applying the standards of SFAS 5, Accounting for Contingencies, and the related American Bar Association Statement of Policy. The second part of the assessment was a proportionate value methodology. While no appraisal of the patents was conducted, we allocated the purchase price of the group of patents among the various elements of technology acquired (including the exclusivity feature of the Hadwaco patent) by applying our judgment, in consultation with our intellectual property attorney most familiar with the relative value of the patents. Both approaches resulted in amounts that approximated the $400,000 expensed in September 2000.

The full purchase price has been recorded as a liability and offset by the $400,000 paid to date. The full amount of the liability was recorded (without offset for potential reduction in resolution of the Hadwaco sublicense dispute) because management believes that: (1) based on the oral opinion of the Company's General Counsel, the full amount of the liability, until amended through negotiation or legal process, represents an enforceable liability as long as the Company retains the patent rights conveyed under the agreement; (2) the liability meets the accounting definition of a liability as stated in Statement of Financial Accounting Concepts No. 6, Elements of Financial Statements; and
(3) the reduction of the liability to anticipate a reduction in negotiations or legal process would result in recording a contingent asset that is prohibited by SFAS No. 5, Accounting for Contingencies. Accordingly, and since the Company intends to keep the patent rights, the Company has recorded the liability, and related asset, because under the terms of the agreement the Company has no discretion to avoid future payment of the remaining cash and common stock payable. The amount of payment under the agreement withheld pending resolution of the dispute was not indicative of the diminished value of the patent rights received as the management has estimated that approximately $400,000 of the purchase price represents the value of the exclusivity feature of the one patent that was not received. The failure of Aquamax/Keeran to deliver exclusive rights to all patents resulted in a condition of default by Aquamax/Keeran. Aquamax/Keeran has asserted that the Company's subsequent withholding of payment resulted in a condition of default by us. Because the agreements with Hadwaco Ltd. Oy and Hackman Oy Abp were non-binding, the Company does not believe that it has liability arising out of its failure to complete the transactions under the agreements described above as the Company's attempt to resolve the dispute, other than the loss of amounts the Company agreed to pay in connection with obtaining extensions of the agreements. In connection with its dispute with Aquamax/Keeran, the Company still believes it has the right to a purchase price reduction because of the failure of Aquamax/Keeran to deliver exclusive rights to all of the patents and, while no claim has been asserted, might be subject to a damage claim related to the Company's withholding of payment on the Aquamax/Keeran license agreement. The Company has recorded expenses of $800,000 related to the costs of the terminated agreements with Hadwaco/Hackman and the possible costs associated with the Aquamax/Keeran license agreement dispute.

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

Our methodology for determining whether an impairment exists at balance sheet dates is to monitor our progress against the our vapor compression desalination development program described in the next paragraph. Prior to commencement of the plan of product improvement (PPI) described below, we will continue to monitor the desalination marketplace and assess whether any significant changes, such as emergence of new competing technologies, changes in market size and configuration, or changes in the competitor's business have taken place. This enables us to assess whether any market conditions threaten the viability of our planned business. If any such threatening conditions were to occur, we would assess whether the market value of our vapor compression desalination business is less than the carrying value of the assets employed in that business, including the Aquamax/Keeran patent assets. Market value, in such circumstances, would be based on fair value of future expected cash receipts or other methods. If the market value were to be less than the carrying value, impairment adjustments would be made. We would use any such significant negative market conditions as a factor in our continuous assessment of useful life of the assets employed in the vapor compression desalination business, including the Aquamax/Keeran patent assets. After implementation of the PPI, we will assess progress against the benchmarks within the PPI to determine whether impairment exists. If we conclude that impairment exists, impairment adjustments will be measured in the same manner as described above

The Company has accomplished the first two steps of its vapor compression desalination development program: (1) acquisition of the Aquamax/Keeran technology; and (2) obtaining patent rights on its own technology that will be combined with the Aquamax/Keeran technology (provisional patents filed August 2000 and patent pending patents filed August 2001). The remaining step is to complete a PPI which consists of 14 projects, the combined effect of which is projected to yield a more economically viable seawater desalination system, with lower energy and operating costs for both the projected vacuum vapor compression system and the existing seawater reverse osmosis technology. The formal PPI was initially designed in 1997, after the first physical assessment of the Aquamax equipment in Finland. The program was thereafter continuously developed and refined to reflect new information gathered from the Aquamax equipment we have acquired and have under testing in Malta, as well as data gathered about competitive technologies from our consultants, and our own monitoring of the market. The planning, scheduling and cost estimating of the formal program was finalized in October of 2000. The PPI is expected to require approximately 4 full-time employees and 18 to 20 months to complete once additional funding of approximately $5 million is arranged. Neither the time, manpower requirements or cost necessary for the PPI have changed. Two of the projects represent critical path projects on which the 18 to 20 month time line will be dependent. The two critical path projects are: "High Efficiency Steam Ejector Development" Project, the goal of which is to replace a mechanical compressor with a high efficiency hypercritical ejector (OPC has a U.S. patent pending) and the

"Evaporator-Condenser Efficiency Increase" Project, the goal of which is to increase the overall efficiency of the vapor compression cycle by at least 30% (OPC has a U.S. patent pending. Timely completion of the two critical path projects will be benchmarks for measuring progress for impairment testing purposes. Management believes the seawater desalination products market continues to be large, the competitive environment is substantially unchanged from that of September 2000 when the Aquamax/Keeran patent rights were obtained and continues to have the potential to generate substantial profits from which the investment in the Aquamax/Keeran patents can be recovered. The commencement of the PPI has been delayed until funding is arranged. Losing our eligibility to have our common stock traded on the NASDAQ OTC Bulletin Board resulted in a delay to our arranging funding for the PPI for two reasons: first, because potential investors have elected not to invest until we are again eligible to trade on the OTC Bulletin Board; and second, as a result of the diversion of management resources to the task of amending the SEC filings and other efforts necessary to re-attain eligibility to trade on the OTC Bulletin Board. On September 7, 2001 the Company became relisted on the NASDAQ OTC Bulletin Board. The following Tuesday, September 11, 2001 an act of war was committed on the United States with the World Trade Center devastation, which further delayed the funding necessary to pursue the PPI. During the period that the PPI has been delayed by the unavailability of funding, the Company has assessed impairment of the carrying value of its assets employed in the desalination business by monitoring developments in the market for desalination products to determine if technological, competitive or market conditions indicate that the value of the assets (including the amortized cost of the licensed patents and the value of the research and development activities that were expensed as incurred including research leading to Ocean Power's three additional patents and the "know how" resulting from our testing of the unit in Malta) is less than the carrying value of the related asset consisting principally of the cost of the Aquamax/Keeran patent net of accumulated amortization and the previous impairment adjustment. Management's assessment of market conditions described above leads management to conclude that there has been no impairment of the Aquamax/Keeran related license agreement asset other than the $400,000 that was recorded in connection with the dispute with Aquamax/Keeran over exclusivity of one of the patents, as described below.

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

                  Our License to Aquamax/Keeran

Under the September 2000 license agreement we also granted to Aquamax/Keeran an exclusive worldwide license to sell products utilizing issued and pending patents and improvements (as defined in the license agreement) on our patents relating to mechanical or thermal vapor compression distillation applications. The scope of this license covers the distillation of potable water from naturally occurring saline water in units of less than 1000 cubic meters per day. In consideration for such license, Aquamax/Keeran is required to pay us royalties on the sale of the licensed products, plus 50% of any royalties they receive pursuant to sales by their sub-licensees. Since this is an advanced technology development program, the amount of future royalties due from sales will be determined once the product is fully developed and the actual value of the technology can be determined.

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

After having evaluated all other known Stirling systems and evaluated such factors as Sigma's core of knowledge and experience-based "know how," strategic marketing, relationships with potential customers, an established vendor base and its existing business plan, we concluded that Sigma, its product, its management team, its intellectual property and its market focus, represented the most attractive acquisition for us. At the time that we acquired Sigma, it had spent over four years developing its Stirling engine. Sigma had built and tested four prototypes -- three internally and one through an independent third party. These tests included running each of three engines for 400 hours followed by a wear analysis. The fourth engine had been run for endurance. Through these four prototype engines, Sigma accumulated a total of approximately 4,000 hours of operating experience prior to our acquisition. In addition to the engine testing, Sigma had identified the flaws in the initial burner design and completed a redesign intended to be more efficient with significantly lower emissions. Prior to our acquisition, Sigma had focused primarily on developing customers in Europe. Sigma's relationship with Statoil and the Norwegian government had been in place since 1998. Outside of Norway, Sigma was in serious negotiations with two boiler manufacturers, including Baxi Group Ltd., which led to the final selection of Baxi as the first system integrator (see our discussion of our agreement with Baxi below). Additionally, Sigma was then engaged in ongoing discussions with utilities and energy service companies from all over Europe. Prior to our acquisition, Sigma had focused its business efforts on customers in Norway, with business development in Europe.

For the reasons set forth above, we concluded that Sigma had a clearly defined Stirling engine product with strong market potential, that would best meet our needs and, therefore, warranted an acquisition price of $7,862,148 which consisted of shares of our common stock valued at $5,500,000 and assumption of $2,362,148 of Sigma's liabilities.

We have concluded that Sigma's Stirling engine held the strongest potential for economic viability in the distributed power market. Because the Sigma engine combines both the displacer piston and the working piston into the same cylinder for more compact engine design, it contains fewer parts and because of its design simplicity and related operating reliability, we believe the Sigma Stirling engine offers significant advantages over competing Stirling engines. Our plan is to arrange for the manufacture of these engines by companies that build engines for the automobile industry, thereby reducing the Company's potential capital needs to produce a commercially viable distributed power product.

Another factor drawing us to Sigma was its focus on what we believe could be a profitable business in the growing distributed power market in Europe - home heat and power generation. We believed that Sigma's focus could enable us to develop a source of revenue from Sigma's Stirling engine design within as few as 15 months from acquisition (November 2001). We are seeking to configure Sigma's basic engine design for a range of other uses in the commercial and industrial power markets, as well as adapting these engines as a power source for our H20kW Systems (TM) sea water desalination systems. We believe that Sigma's basic one-cylinder model can be expanded from the current 3kW to up to a 25kW engine with no basic design change. Our long-term plan, ultimately, is to seek to combine several 25kW engine systems in parallel arrays that will allow us to install distributed power systems from kilowatts to megawatts with one basic design that can share many common parts; thereby reducing the cost to produce the power systems. This manufacturing efficiency, coupled with the inherent flexibility of the fuel sources for a Stirling engine (any heat source will do, such as oil, gas, solar power or any biomass) we believe will cause Stirling engines to have significant commercial advantages as a source of distributed power over other distributed technologies such as fuel cells, with their more stringent fuel requirements.

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

With frequent contact among the CEO of Sigma, Ocean Power's Director of Manufacturing, Chief Scientist and other staff, as well as regular visits and internal reports, management concluded that all activities were progressing acceptably. Continuous monitoring of competing technologies and review of our development progress led management to believe that the new technologies Sigma was applying to Stirling engines could result in competitive advantages and the total value of their basic patents had not decreased.

The Board of Directors and management of Ocean Power were regularly apprised of the progress on all activities, including Sigma. Based on management's regular monitoring, we concluded that no impairment of the goodwill or Sigma patents existed at any of the quarterly balance sheet dates between September 2000 and June 2001.

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

The development benchmarks used as triggering events for impairment assessments (which have remained unchanged since the acquisition of Sigma) for Sigma's Stirling engine business are as follows:

------------------------------------------------------- -----------------------------------------------------
               Targeted Completion Date                                      Benchmark
------------------------------------------------------- -----------------------------------------------------
First Quarter of 2001                                   Prime customer agrees to collaborate in development
                                                        efforts.
------------------------------------------------------- -----------------------------------------------------
Fourth Quarter of 2001                                  Second generation prototype available to Sigma for
                                                        testing
------------------------------------------------------- -----------------------------------------------------
Fourth Quarter of 2001 or                               First proceeds from sale of prototypes.
First Quarter of 2002
------------------------------------------------------- -----------------------------------------------------
Late First Quarter or early                             Release of second generation  prototype for external
Second Quarter of 2002                                  testing.
------------------------------------------------------- -----------------------------------------------------
Second Quarter 2002                                     Micro combined heat and power system ready for
                                                        internal testing
------------------------------------------------------- -----------------------------------------------------
Third Quarter 2002                                      Freezing (finalization) of design of the second
                                                        generation prototype.
------------------------------------------------------- -----------------------------------------------------
Fourth Quarter of 2003                                  Commence production of product (small energy
                                                        converter with electrical output of 3kW and thermal
                                                        output of 9kW)
------------------------------------------------------- -----------------------------------------------------

Sigma successfully achieved the first benchmark in March 2001 by reaching agreement with Baxi Group Ltd, a major manufacturer of boilers in the United Kingdom to collaborate with Sigma in developing a micro-CHP package for residential use consisting of the Sigma Energy Converter (Sigma Stirling engine in a metal cabinet which also contains controls, electrical connections and tanks to both heat and power system). The Company expects that the collaboration will take the form of a vendor-customer relationship and not include a legal entity, such as a partnership or joint venture.

Our initial anticipated time-line to develop our 3kW Stirling engine for commercial use was three years from the date of initial funding of the capital necessary to continue the work already begun by Sigma before the date of the acquisition. The initial funding and commencement of work began in September 2000. That timeline has now been extended by six to twelve months due to difficulty in raising funds resulting, in part, from delays in obtaining relisting on the NASDQ OTC Bulletin Board (relisting occurred September 7, 2001) and the September 11, 2001 act of war committed on the United States with the World Trade Center devastation that disrupted the financial markets and significantly affected and, consequently, delayed the Company's efforts to obtain investment funds necessary to carry out its business plans within the time lines previously projected by the Company. As a consequence of funding availability, the Company has been forced to reduce the pace of development. We currently expect that the benchmark originally projected to be completed in the fourth quarter of 2001 will be delayed a minimum of six months and possibly up to a year, depending on funding availability. The other benchmarks will be delayed by periods comparable to the delay in the benchmark originally scheduled for the fourth quarter 2001.

Our current estimate of our funding requirements to achieve the benchmarks set forth above is $25.9 million due to delays in development caused by difficulties in raising sufficient funding.. The $25.9 million aggregate amount needed over the revised five year period to fund the activities in the Plan of Development is as follows: $700,000 in 2000, $5.5 million in 2001, $10.4 million in 2002,
$7.6 million in 2003 and $1.7 million in 2004. As of September 30, 2001, the Company has provided approximately $3.4 million of the $25.9 million revised amount projected to be needed for project development. Sigma has been able to meet the Stirling engine benchmarks to date by (1) focusing on the core activity of designing, developing and engineering a production prototype of the first generation Sigma 3kW electric/9 kW thermal Stirling engine; (2) using available funds of approximately $3.4 million; (3) obtaining vendor credit of $1.5 million; (4) deferring development tasks (and the related costs) that were not part of the core activity and could be deferred without causing delay to the time line for development; and (5) converting of debt to stock of Ocean Power. By focusing on the designing, developing and engineering of a production prototype of the engine, we have been able to complete a pre-mass production engine ready for manufacture. We have also been able to have Ricardo, our engineering consultant, begin planning the design and manufacture of the second generation prototype engine, which is intended to be lighter, simpler in design and less expensive than the first generation engine. Thirty units of the second generation prototype units have been ordered and were in production before production was suspended in September 2001 due to difficulties in raising sufficient funding. The first three units that were scheduled for delivery in the fourth quarter 2001 can be completed approximately 6 months after funding is obtained in amounts sufficient to pay Ricardo the $1.5 million due for services provided to date. Upon completion of production of the prototype units, we expect to start generating cash flow from the release of second generation prototype engines to utilities and other potential customers for testing. Because of the low volume of production, pricing of these second generation engines will only cover the high initial manufacturing cost of the initial thirty units. Therefore, early stage production will not generate sufficient cash flow to fund other development tasks such as the deferred activities and other second generation development activities such as marketing.

Because of the delays in development caused by difficulties in raising funds, the Company performed an impairment assessment of the assets employed in its Stirling engine business, which consist largely of the Sigma patents and goodwill. Using the estimated present value of future cash flows from the Sigma engine business, taking into account the delay in development and related increases in total development cost, as an estimate of fair value, the Company concluded that no impairment in the assets of the Stirling engine business exists at September 30, 2001. The impairment assessment considered whether any significant changes have occurred in the targeted market place that would diminish the value of the Stirling engine business, such as emergence of new competing technologies, changes in market size and configuration, or changes in competitors' businesses. We also considered whether the delay in development should result in a decrease in the useful lives assigned to the Sigma patents and goodwill and have concluded that, because we intend to re-commence development as soon as funds are obtained, there is no reduction in useful lives needed at this time. The Company will update its impairment and useful life assessment each quarter.

With respect to the conversions of debt to equity, Statoil converted approximately $381,000 of its loans to Sigma into approximately 119,000 shares of common stock of the Company. The temporary solution to our shortfall in available funding was to focus on core activity. Additional funding will be needed during the remainder of 2001 and 2002 to complete the development tasks under the revised schedule of completion. An impairment in the value of the Sigma assets (including patents and goodwill) could occur if sufficient funding to complete development is not obtained.

During the course of discussions with potential customers relating to a possible business relationship, such as marketing, manufacturing, and installation of our products, some of our potential customers expressed an interest in purchasing equity securities of the Company. While we have had preliminary discussions with potential customers concerning the possibility of such an equity investment in the Company, we are not currently discussing with any potential customer the terms of any such investment. The Company has no intention of issuing equity securities to acquire customers for no, or nominal, cash consideration.

While management believes sufficient funds can be raised from external sources of capital, no assurance can be given that the funding will be obtained. In the event that funding is not available, or is only available on terms that the Company believes are unfavorable, adequate funding may not be obtained which could have a material adverse effect on the Company's financial position, results of operations and liquidity and would result in extended delays in the revised schedule and would likely result in an impairment of the carrying value of Sigma assets (including patents and goodwill) and/or could lead to a reduction in the estimated useful life used to amortize these assets.

Our initial estimate, of our manpower requirements for the Stirling engine development plan was a total of 53 people by 2004. Sigma currently has 20 employees. To develop the Stirling engine as we currently plan, we anticipate increasing Sigma's manpower to approximately 38 in 2002 and to 45 in 2003 and 53 people by 2004. At the time of acquisition in September 2000, Sigma had six full-time employees and by the end of 2000 that had increased to ten. Sigma increased its full time employees to 16 by March 31 and to 20 by September 30. To date, Sigma's manpower requirements have been less than expected because of lack of funding to proceed with the Stirling engine development as originally planned.

                  Recently Issued Accounting Pronouncements

SFAS No.'s 141 and 142 -- In June 2001, the Financial Accounting Standards Board
(FASB) adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 is effective as to any business combination after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No. 142 is applied in its entirety which will be January 1, 2002 by the Company. SFAS No. 142 is effective, generally, in fiscal years beginning after December 15, 2001 which will be the year ending December 31, 2002 by the Company.

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

SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. Upon adoption of SFAS No. 142, the Company will assess whether an impairment loss should be recognized measured as follows: compare the fair value of the "reporting unit" to the carrying value, including goodwill. If the carrying value exceeds fair value, then compare the implied fair value of the goodwill" (as defined in SFAS No. 142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill will be adjusted to the implied fair value.

While the Company has not completed the process of determining the effect of these new accounting pronouncements on its financial statements, the Company currently expects that there will be no reclassification in connection with the transition provisions of SFAS No. 141 based on clarifications of the transition provisions issued by FASB in October 2001. Accordingly, the Company expects that, after implementation of SFAS No. 142, all intangible assets will be amortizable and the goodwill will not be amortizable.

SFAS No. 143 -- On August 16, 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset to be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. While the Company has not completed the process of determining the effect of this new accounting pronouncement on its financial statements, the Company currently expects that the effect of SFAS No. 143 on the Company's financial statements, when it becomes effective, will not be significant.

SFAS No. 144 -- On October 3, 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively.. SFAS 144 supercedes SFAS Statement No. 121 (FAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business.

SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates APB 30's requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

While the Company has not completed the process of determining the effect of this new accounting pronouncements on its financial statements, the Company currently expects that the effect of SFAS No. 144 on the Company's financial statements, when it becomes effective, will not be significant.


                  PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

On October 5, 2001 Ricardo Inc. filed a lawsuit against the Company's subsidiary, Sigma Elektroteknisk AS in the Forliksklage Court (Minor Civil Court) of Norway. The lawsuit seeks a judgment for costs incurred and services rendered by Ricardo Inc. pursuant to a contract with Sigma related to the design and procurement of prototype parts for the Sigma MCHP Stirling engine lower end. The total amount claimed to be due and owing is $1,458,248 plus legal costs incurred in processing the claim. The Company has accrued $1,458,248 which is included in accounts payable.

ITEM 2.  Changes in Securities

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

1. Issuance of Promissory Note to Bylin Heating Systems, Inc., Profit Sharing Pension Plan.

         On July 11, 2001, the Company issued a one year promissory note to Bylin Heating Systems, Inc., Profit Sharing Pension Plan for $200,000. The note accrues interest at a rate of 10% per annum. If the Company elects to pre-pay the note, then the lender has the right to convert both the principal or interest into the Company's common stock at $3.00 per share. As additional consideration, the Company granted 66,667 warrants with an exercise price of $1.50 per share, with an expiration date of July 10, 2004. The market price for the Company's common stock on July 11, 2001 was $2.40.

2.       Issuance of Promissory Note to William Barron.

         On July 24, 2001, the Company issued a one year promissory note to William Barron for $50,000. The note accrues interest at a rate of 10% per annum. If the Company elects to pre-pay the note, then the lender has the right to convert both the principal or interest into the Company's common stock at $3.00 per share. As additional consideration, the Company granted 16,667 warrants with an exercise price of $1.50 per share, with an expiration date of July 23, 2002. The market price for the Company's common stock on July 24, 2001 was $2.25.

3.       Issuance of Promissory Notes to Carl Fricke.

         On July 24, 2001 and August 1, 2001, the Company issued one year promissory notes to Carl Fricke for $50,000. The notes accrue interest at a rate of 10% per annum. If the Company elects to pre-pay the notes, then the lender has the right to convert both the principal or interest into the Company's common stock at $3.00 per share. As additional consideration for each note, the Company granted 16,667 warrants with an exercise price of $1.50 per share, with an expiration date of July 23, 2002 and July 31, 2002 respectively. The market price for the Company's common stock on July 24, 2001 and August 1, 2002 was $2.25 and $2.30, respectively.

4.       Issuance of Promissory Note to Summit Petroleum Corporation.

         On August 7, 2001, the Company issued a one year promissory note to Summit Petroleum Corporation for $150,000. The note accrues interest at a rate of 10% per annum. If the Company elects to pre-pay the note, then the lender has the right to convert both the principal or interest into the Company's common stock at $3.00 per share. As additional consideration, the Company granted 50,000 warrants with an exercise price of $1.50 per share, with an expiration date of August 6, 2002. The market price for the Company's common stock on August 7, 2001 was $2.35.

5. Issuance of Promissory Note to Edward Freidberg trustee for Freidberg Law Corporation Pension Plan.

         On August 8, 2001, the Company issued a one year promissory note to Edward Freidberg trustee for Freidberg Law Corporation Pension Plan for $100,000. The note accrues interest at a rate of 10% per annum. If the Company elects to pre-pay the note, then the lender has the right to convert both the principal or interest into the Company's common stock at $3.00 per share. As additional consideration, the Company granted 33,334 warrants with an exercise price of $1.50 per share, with an expiration date of August 6, 2002. Joseph Maceda, the president of the Company, also pledged 75,000 shares as collateral for the loan to the Company. The market price for the Company's common stock on August 8, 2001 was $2.40.

6.       Issuance of Convertible Debenture to Venture Investment Group, Inc..

         On August 20, 2001, the Company issued a five year convertible debenture for $200,000. The note accrues interest at a rate of 12% per annum and both the principal and interest are convertible into the Company's common stock at $1.50 per share. As additional consideration, the Company granted 266,667 warrants with an exercise price of $1.25 per share, with an expiration date of August 19, 2006. The market price for the Company's common stock on August 20, 2001 was $2.30.

         ----------------- --------------- ---------------- -------------- ------------- ----------------
         Date of Issuance  Note Amount     Conversion       Number of      Price per     Expiration Date
                                           Securities       Shares         share
         ----------------- --------------- ---------------- -------------- ------------- ----------------
         8/20/01           $200,000        Common           133,333        $1.50         8/19/06
         ----------------- --------------- ---------------- -------------- ------------- ----------------
                                           Warrants         266,667        $1.25         8/19/06
         ----------------- --------------- ---------------- -------------- ------------- ----------------

7.       Issuance of Convertible Debenture to Freedom Funding Inc.

         On August 20, 2001, the Company issued a five year convertible debenture for $42,000 to Freedom Funding Inc.. This is the amount of interest that was due on the $350,000 convertible debenture of November 16, 1999 for the year 2000. The note accrues interest at a rate of 12% per annum and both the principal and interest are convertible into the

         Company's common stock at $1.50 per share. As additional consideration, the Company granted 56,000 warrants with an exercise price of $1.25 per share, with an expiration date of August 19, 2006. The market price for the Company's common stock on August 20, 2001 was $2.30.

         ----------------- --------------- ---------------- -------------- ------------- ----------------
         Date of Issuance  Note Amount     Conversion       Number of      Price per     Expiration Date
                                           Securities       Shares         share
         ----------------- --------------- ---------------- -------------- ------------- ----------------
         8/20/01           $42,000         Common           28,000         $1.50         8/19/06
         ----------------- --------------- ---------------- -------------- ------------- ----------------
                                           Warrants         56,000         $1.25         8/19/06
         ----------------- --------------- ---------------- -------------- ------------- ----------------

8.       Issuance of Convertible Debenture to Freedom Funding Inc.

         On August 20, 2001, the Company issued a five year convertible debenture for $12,000 to Freedom Funding Inc.. This is the amount of interest that was due on the $100,000 convertible debenture of November 16, 1999 for the year 2000. The note accrues interest at a rate of 12% per annum and both the principal and interest are convertible into the Company's common stock at $1.50 per share. As additional consideration, the Company granted 16,000 warrants with an exercise price of $1.25 per share, with an expiration date of August 19, 2006. The Market price for the Company's common stock on August 20, 2001 was $2.30.

         ----------------- --------------- ---------------- -------------- ------------- ----------------
         Date of Issuance  Note Amount     Conversion       Number of      Price per     Expiration Date
                                           Securities       Shares         share
         ----------------- --------------- ---------------- -------------- ------------- ----------------
         8/20/01           $12,000         Common           8,000          $1.50         8/19/06
         ----------------- --------------- ---------------- -------------- ------------- ----------------
                                           Warrants         16,000         $1.25         8/19/06
         ----------------- --------------- ---------------- -------------- ------------- ----------------

9.       Issuance of Convertible Debenture to Venture Investment Group, Inc.

         On August 20, 2001, the Company issued a five year convertible debenture for $12,000 to Venture Investment Group, Inc.. This is the amount of interest that was due on the $100,000 convertible debenture of November 16, 1999 for the year 2000. The note accrues interest at a rate of 12% per annum and both the principal and interest are convertible into the Company's common stock at $1.50 per share. As additional consideration, the Company granted 16,000 warrants with an exercise price of $1.25 per share, with an expiration date of August 19, 2006. The Market price for the Company's common stock on August 20, 2001 was $2.30.

         ----------------- --------------- ---------------- -------------- ------------- ----------------
         Date of Issuance  Note Amount     Conversion       Number of      Price per     Expiration Date
                                           Securities       Shares         share
         ----------------- --------------- ---------------- -------------- ------------- ----------------
         8/20/01           $12,000         Common           8,000          $1.50         8/19/06
         ----------------- --------------- ---------------- -------------- ------------- ----------------
                                           Warrants         16,000         $1.25         8/19/06
         ----------------- --------------- ---------------- -------------- ------------- ----------------

10.      Issuance of Convertible Debenture to Regis Investment Co. Ltd.

         On August 20, 2001, the Company issued a five year convertible debenture for $5,000 to Regis Investment Co. Ltd.. This is the amount of interest that was due on the $100,000 convertible debenture of

         November 16, 1999 for the five months prior to the conversion of the debenture in the year 2000. The note accrues interest at a rate of 12% per annum and both the principal and interest are convertible into the Company's common stock at $1.50 per share. As additional consideration, the Company granted 6,667 warrants with an exercise price of $1.25 per share, with an expiration date of August 19, 2006. The Market price for the Company's common stock on August 20, 2001 was $2.30.

         ----------------- -------------- ----------------- -------------- ------------- ----------------
         Date of Issuance  Note Amount    Conversion        Number of      Price per     Expiration Date
                                          Securities        Shares         share
         ----------------- -------------- ----------------- -------------- ------------- ----------------
         8/20/01           $5,000         Common            3,333          $1.50         8/19/06
         ----------------- -------------- ----------------- -------------- ------------- ----------------
                                          Warrants          6,667          $1.25         8/19/06
         ----------------- -------------- ----------------- -------------- ------------- ----------------

11.      Issuance of Warrants to Freedom Funding Inc.

         On August 20, 2001, the Company amended the $350,000 convertible debenture to Freedom Funding Inc. of November 16, 1999 and detached and granted 466,667 warrants with an exercise price of $.75 per share, with an expiration date of August 19, 2006. The Market price for the Company's common stock on August 20, 2001 was $2.30.

12.      Issuance of Warrants to Freedom Funding Inc.

         On August 20, 2001, the Company amended the $100,000 convertible debenture to Freedom Funding Inc. of November 16, 1999 and detached and granted 133,333 warrants with an exercise price of $.75 per share, with an expiration date of August 19, 2006. The Market price for the Company's common stock on August 20, 2001 was $2.30.

13.      Issuance of Warrants to Venture Investment Group, Inc.

         On August 20, 2001, the Company amended the $100,000 convertible debenture to Venture Investment Group, Inc. of November 16, 1999 and detached and granted 133,333 warrants with an exercise price of $.75 per share, with an expiration date of August 19, 2006. The Market price for the Company's common stock on August 20, 2001 was $2.30.

14.      Issuance of Convertible Debenture to Venture Investment Group, Inc.

         On August 23, 2001, the Company issued a five year convertible debenture for $100,000. The note accrues interest at a rate of 12% per annum and both the principal and interest are convertible into the Company's common stock at $1.50 per share. As additional consideration, the Company granted 133,333 warrants with an exercise price of $1.25 per share, with an expiration date of August 22, 2006. The Market price for the Company's common stock on August 23, 2001 was $2.70.

         ----------------- --------------- ---------------- -------------- ------------- ----------------
         Date of Issuance  Note Amount     Conversion       Number of      Price per     Expiration Date
                                           Securities       Shares         share
         ----------------- --------------- ---------------- -------------- ------------- ----------------
         8/23/01           $100,000        Common           66,667         $1.50         8/22/06
         ----------------- --------------- ---------------- -------------- ------------- ----------------
                                           Warrants         133,333        $1.25         8/22/06
         ----------------- --------------- ---------------- -------------- ------------- ----------------

15.      Issuance of Promissory Note to David Weissberg.

         On August 29, 2001, the Company issued a one year promissory note to David Weissberg for $50,000. The note accrues interest at a rate of 10% per annum. If the Company elects to pre-pay the loan, then the lender has the right to convert both the principal or interest into the Company's common stock at $3.00 per share. As additional consideration, the Company granted 16,667 warrants with an exercise price of $1.50 per share, with an expiration date of August 28, 2002. The Market price for the Company's common stock on August 29, 2001 was $3.55.

16.      Issuance of Promissory Note to Edward P.Engle Jr..

         On September 4, 2001, the Company issued a one year promissory note to Edward P. Engle Jr. for $10,000. The note accrues interest at a rate of 10% per annum. If the Company elects to pre-pay the loan, then the lender has the right to convert both the principal or interest into the Company's common stock at $3.00 per share. As additional consideration, the Company granted 3,337 warrants with an exercise price of $1.50 per share, with an expiration date of September 3, 2002. The Market price for the Company's common stock on September 4, 2001 was $3.50.

17.      Issuance of Promissory Note to Kare C. Anderson.

         On September 4, 2001, the Company issued a one year promissory note to Kare C. Anderson for $15,000. The note accrues interest at a rate of 10% per annum. If the Company elects to pre-pay the loan, then the lender has the right to convert both the principal or interest into the Company's common stock at $3.00 per share. As additional consideration, the Company granted 5,000 warrants with an exercise price of $1.50 per share, with an expiration date of September 3, 2002. The Market price for the Company's common stock on September 4, 2001 was $3.50.

18.      Issuance of Convertible Debenture to Venture Investment Group, Inc..

         On September 14, 2001, the Company issued a five year convertible debenture for $100,000. The note accrues interest at a rate of 12% per annum and both the principal and interest are convertible into the Company's common stock at $1.00 per share. As additional consideration, the Company granted 300,000 warrants with an exercise price of $1.00 per share, with an expiration date of September 14, 2006. The Market price for the Company's common stock on September, 17, 2001 was $3.40.

         ----------------- --------------- ---------------- -------------- ------------- ----------------
         Date of Issuance  Note Amount     Conversion       Number of      Price per     Expiration Date
                                           Securities       Shares         share
         ----------------- --------------- ---------------- -------------- ------------- ----------------
         9/14/01           $100,000        Common           100,000        $1.00         9/14/06
         ----------------- --------------- ---------------- -------------- ------------- ----------------
                                           Warrants         300,000        $1.200        9/13/06
         ----------------- --------------- ---------------- -------------- ------------- ----------------

19.      Issuance of Promissory Note to Michael D. Lockwood.

         On September 19, 2001, the Company issued a one year promissory note to Michael D. Lockwood for $500,000. The note accrues interest at a rate of 10.5% per annum. If the principal and interest are not paid when due, then they shall bear interest thereafter at 13.5%. If the Company elects to pre-pay the loan, then the lender has the right to convert both the principal or interest into the Company's common stock at $2.00 per share in the name of Algonquin Capital Management. As additional consideration, the Company granted 500,000 warrants to Algonquin

         Capital Management with an exercise price of $1.50 per share, with an expiration date of September 18, 2002. The Market price for the Company's common stock on September 19, 2001 was $3.00.


ITEM 3.  Defaults Upon Senior Securities

         Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the security holders during the thirteen-week period ended September 30, 2001.

ITEM 5.  Other Information

         The Company deems the following information to be of importance to its security holders:

Recent Developments

On September 1,2001, the Company and SAIC entered into a professional services agreement, pursuant to which SAIC will consult with the Company and develop a program to create a viable near-term solar dish concentrator power system for electrical power production. The estimated costs to the Company for the work to be done by SAIC is $7,700,000 through August 31, 2003. For a more detailed description of the terms of the agreement, see the discussion contained in footnote 7 to the Company's consolidated financial statements for September 30, 2001.

On  September  7, 2001 the Company  became  relisted on the NASDAQ OTC  Bulletin
Board.

On October 10,2001 the Company and Elektryon, Inc entered into a licensing agreement whereby the Company was granted the non-exclusive right and license within the United States and the exclusive, worldwide right and license outside the United States to buy, make, have made, use, distribute, install, offer to sell and sell generators designed to power large commercial sites which utilize Elektryon's patented improvements. The term of the agreement is 5 years. The Company must pay to Elektryon the sum of $150,000 and a price per licensed product to be agreed upon by the parties from time to time, which shall in no event exceed the lowest price charged to any other third party purchaser of Elektryon's licensed products. As further consideration, the Company must pay five (5)percent of the raw cost of any licensed product, on a per unit basis, which the Company makes or has made by any party other than Elektryon.

On October  22,2001 the Board of  Directors  unanimously  confirmed  Mr.  Edward
Juchniewicz as an outside director. Mr. Juchniewicz spent 32 years at the Central Intelligence Agency, retiring as the Associate Deputy Director of Operations. He also served as the President of ESL International in Sunnyvale, California. Additionally, he has formed a consulting firm specializing in joint venture development primarily in the Middle East and Asia.

On November 5,2001 the Company's subsidiary, Powerco US,Inc and EPRIsolutions entered into an equipment lease and fixed price services agreement for a term of 14 months, commencing November 1, 2001. Powerco will lease to EPRIsolutions for the term of the agreement and deliver to its EPRI-Peac facility in Knoxville Tennessee a Sigma beta Stirling engine generator. EPRIsolutions will conduct a technology assessment and baseline testing and validation of the engine as part of a collaboration between Powerco and EPRIsolutions to test and evaluate market entry Stirling engines and pilot the market introduction of beta systems to North America energy companies. In exchange for the lease of the equipment, support services to be provided by Powerco and shipping costs for the engine, EPRIsolutions will pay to Powerco a firm fixed price of $79,000. At the end of the test period, EPRIsolutions will prepare and deliver to Powerco a final report on the results of its baseline tests of the engine unit. Additionally, EPRIsolutions will receive an option to purchase stock in Powerco for a value equal to $75,000 at the market value of the stock at the time of exercise, exercisable after the conclusion of the testing period provided in the agreement.

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

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

----------------------- -------------------------------------------------------------------------------------
Exhibit
Number                                                      Description
----------------------- -------------------------------------------------------------------------------------
2.01                    Aquamax/Keeran License Agreement - previously filed on September 4, 2001 with June
                        30, 2001 Form 10QSB/A
----------------------- -------------------------------------------------------------------------------------
2.02                    Elektryon License Agreement as of October 10, 2001
----------------------- -------------------------------------------------------------------------------------
2.03                    EPRIsolutions Equipment Lease and Fixed Price Services Agreement as of November 5,
                        2001
----------------------- -------------------------------------------------------------------------------------
2.04                    SAIC Technology License, Consulting Services And
                        Asset Purchase Agreement as of April 20, 2001
----------------------- -------------------------------------------------------------------------------------
2.05                    SAIC Professional Services Agreement as of September 1, 2001
----------------------- -------------------------------------------------------------------------------------

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  OCEAN POWER CORPORATION


Date: November 14, 2001             By: /s/ Joseph P. Maceda
-----------------------             ------------------------
                                            Joseph P. Maceda
                                             President