Form 10KSB
period 2001-12-31
OCEAN POWER CORP
filed 2002-04-01
CIK 1102423

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 1-5742

                             OCEAN POWER CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                Delaware                                 94-3350291
                --------                                 ----------
      (State or Other Jurisdiction             (I.R.S. Employer Identification
   of Incorporation or Organization)                        Number)

    5000 Robert J. Mathews Parkway,
      El Dorado Hills, California                           95672
      ---------------------------                           -----
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code     (916) 933-8100

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $0.01 Per Share
                     ---------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

         The aggregate market value of the voting common stock held by non-affiliates of the Registrant on March 26, 2002, was $16,855,257 based on the average bid and asked prices on such date of $0.94.

         The Registrant had 39,049,364 shares of common stock, par value $0.01 per share, outstanding on March 26, 2002.

                                     PART I


ITEM 1.  BUSINESS


GENERAL DESCRIPTION OF BUSINESS

         FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING, AMONG OTHER THINGS:
(A) OUR PROJECTED SALES AND PROFITABILITY, (B) OUR GROWTH STRATEGIES, (C) ANTICIPATED TRENDS IN OUR INDUSTRY, (D) OUR FUTURE FINANCING PLANS, AND (E) OUR ANTICIPATED NEEDS FOR WORKING CAPITAL. IN ADDITION, WHEN USED IN THIS FILING, THE WORDS "BELIEVES," "ANTICIPATES," "INTENDS," "IN ANTICIPATION OF," "EXPECTS," AND SIMILAR WORDS ARE INTENDED TO IDENTIFY CERTAIN FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED LARGELY ON OUR EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING, WITHOUT LIMITATION, THE RISKS OUTLINED UNDER "CERTAIN BUSINESS RISK FACTORS" AND MATTERS DESCRIBED IN THIS FILING GENERALLY. IN LIGHT OF THESE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FILING WILL IN FACT OCCUR. WE DO NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.


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

         MERGER OF PTC GROUP AND PTC HOLDINGS. In early 1997, Messrs. Maceda and Campbell entered into discussions with Dr. Rocco Guarnaccia, Ph.D., a Swiss financier, concerning a plan to finance and develop the water and power businesses. As a result of these discussions, the parties agreed that MTC, IWP and APS would be consolidated into a single holding company, H-Power Technologies, Inc., a corporation formed in 1992 by Dr. Guarnaccia, as a Delaware corporation (H-Power changed its name in 1997 to PTC Holdings and to avoid confusion, we refer to it throughout this section as PTC Holdings). PTC Holdings had had no operations or outstanding capital stock since its inception. The financing plans contemplated that PTC Holdings would be combined with an existing corporation whose capital stock was widely held but which did not then actively conduct business. Pursuant to such plan, Dr. Guarnaccia identified and entered into discussions with Intryst, Inc., an Idaho corporation ("INTRYST"), as a potential entity for a business combination with PTC Holdings. On November 10, 1997, Dr. Guarnaccia, who was the Chief Executive Officer and Chairman of the Board of Directors of PTC Holdings, became Chairman of the Board of Directors and Chief Executive Officer for Intryst for the purpose of effecting the business combination between Intryst and PTC Holdings. In anticipation of consummating a transaction with PTC Holdings, Intryst changed its name to PTC Group. Dr. Guarnaccia was responsible for establishing the terms of the business combination on behalf of both PTC Holdings and PTC Group, as Chairman of the Board and Chief Executive Officer for both entities and as such, the terms were not established through an arms length process.

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

         In October and November 1998, Dr. Guarnaccia resigned from his positions as Chief Executive Officer and Director of PTC Holdings and Chief Executive Officer and Director of PTC Group, respectively. In January 1999, PTC Group and PTC Holdings announced a plan to merge, and on February 17, 1999 (with further clarifying amendments agreed to on May 4, 1999), the parties signed a merger agreement pursuant to which PTC Holdings would merge with and into PTC Group. Consummation of the merger was conditioned upon PTC Group raising $2.5 million through a private offering and securing commitments for an additional $2.5 million of funding. Although this condition was not fully satisfied on June 22, 1999, the merger was consummated on June 22, 1999 when PTC Holdings was merged with and into PTC Group and each outstanding share of PTC Holdings common stock was converted into 3.48 shares of PTC Group common stock, $.001 par value per share. Upon consummation of the merger, the former shareholders of PTC Holdings held, in the aggregate, approximately 80% of the outstanding equity of PTC Group and the former shareholders of PTC Group held, in the aggregate, approximately 20% of such outstanding equity. PTC Holdings had assets of approximately $700,000 at June 22, 1999 made up of $55,000 of fixed assets and $640,000 of notes receivable and miscellaneous other items, as well as liabilities of approximately $4,440,000 made up of trade accounts payable of $350,000 and related party notes payable of $4,250,000 as well as other accrued expenses.

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

         On August 20, 1999, we consummated a 1 for 10 reverse stock split and changed the par value of our stock. Prior to the reverse split, we had outstanding 314,705,960 shares of commons stock, $0.001 par value per share. After the reverse split, we had outstanding 31,470,596 shares of common stock, $0.01 par value per share. Except as otherwise noted, all share amounts set forth in this Prospectus are presented as if the reverse stock split had taken place.

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

         Our plan is to have these distributed sources supply power and water to local customers, via regional joint venture partners. We expect to earn income from the sale of equipment, engineering service, and spare parts to the joint ventures and then to participate in the ongoing profits from the sale of both water and power. We expect to own 49% of the venture's equity interest, but will retain ownership and control of the proprietary technology comprising our H2OkW SystemsTM. Details of the intended joint ventures are described in the distributed water and distributed power sections.

         We recognize that the market for distributed power and water is driven by population growth, economic growth, institutional reform, deregulation, concern for the environment, and depletion of resources, and advancing technologies. We intend to capitalize on these opportunities by developing distributed seawater desalination, distributed power generation and renewable energy technologies.


DISTRIBUTED SEAWATER DESALINATION

         Our  plan is to  develop  and  produce  seawater  desalination  systems initially powered by existing grid power and other power sources such as Stirling engines, solar concentrators, sea kinetic converters, thermo chemical converters, wind turbines and, eventually, advanced alkaline fuel cells. We believe that these systems will be able to produce potable water in targeted geographic regions globally that conforms to applicable government standards in sufficient quantities to satisfy the growing demands of the seawater desalination market and at less than prevailing costs. In general our objective is to become the next generation alternative source of potable water and electric power.

         Our desalination systems (which we call our H2OkW Systems(TM)) will be modular to the extent that various subsystem modules will be built remotely as separate components and installed on site. The total system will be a series of transportable modules designed around standard shipping containers, allowing it to be installed quickly at or near the anticipated market for the water. We believe that this modular design also allows for incremental expansion of the facilities to satisfy growth in demand.

         Management believes the growth in demand, commercial privatization of municipal functions such as water production, degradation of existing supplies (by both contamination and stress from demand outpacing supply) and an increased environmental awareness (such as the adoption of the Kyoto Protocols and the development of international water standards), have resulted in increased demands on the water and power industries. In the past, the water and power have been satisfied through the construction and operation of large centralized plants. Ocean Power's design should allow autonomous, modular system design with short time from order to commissioning, lower site labor costs, and lower operating and maintenance costs. Management believes this design should fit well into the growing distributed utility market, where the sources or generation of power and water are distributed, rather than their output.

         Our plan is to commercialize the output (i.e., power and water) of our H2OkW Systems(TM) through joint ventures to which we expect to license the exclusive right to install and operate our system in a specified geographic region for seawater desalination and electric power generation. We intend to select joint venture partners based on the strength of their financial, political and engineering capabilities. The joint ventures will be operated by our third party joint venture partners, which we expect will own 51% of the venture's equity interests. We expect to own a 49% interest in each venture's equity and will retain ownership and control of the proprietary technology comprising our H2OkW Systems(TM). The local joint venture partner is expected to finance, operate and maintain the local systems. We intend to sell the necessary equipment to the joint venture to operate the system, and to receive a percentage of the profits from the sale of water and power, by the joint venture partner.


MARKET FOR DISTRIBUTED WATER

         Water is necessary for human survival, and therefore the market demand for water in any particular country is a factor of its population and their standard of living. The U.S. Agency for International Development, the World Bank, the World Health Organization, and the standards from the United Nations Earth Summit set the daily basic water requirement or BWR of clean water for drinking or sanitation for each human at approximately 20 to 40 liters per day which can be measured as 0.02 cubic meters to 0.04 cubic meters or 5.2 gallons to 10.65 gallons per day. Historically, this potable water has been provided by water agencies, governments, or by community organizations. Adding minimum levels of water for cooking and bathing raises the total daily BWR to approximately 50 liters (0.05 cubic meters or 13.2 gallons) per day per human. According to The World's Water by Peter H. Gleick, most of the industrialized world consumes ten to fifteen times that amount per person per day (for example New York City is currently consuming 640 liters or 169 gallons per person per day, according to Scientific American, February 2001). Gleick reports that billions of people in other parts of the world do not have access to the minimum amount of potable water. Since the consumption of water to maintain personal comfort will vary, based on the availability and cost of water, future demand in many regions is difficult to project. Management believes, however, that increased demand for potable water will continue due to its life-giving quality, increases in standards of living around the world and degradation of historical sources. Further, the growing efforts to treat water as an economic good are yielding approaches which favor unsubsidized water with the real cost of water being charged to each user. The markets, which Ocean Power has chosen for its initial joint ventures, were targeted because they have: a high current price of water; a current and projected shortage of water; an economic, political, and legal accommodation of privatization; and minimum existing competition.

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


OUR SOLUTION:  THE H2OKW SYSTEMS(TM)

         H2OkW Systems(TM) refers to Ocean Power's integrated systems that remove salts and other impurities from seawater ("DESALINATION") to produce potable water. These systems require electrical power that can be supplied by existing electric grid suppliers or a variety of power technologies which will reduce the cost of the potable water produced, such as Stirling engines, concentrated solar photovoltaic concentrators, and eventually, advanced alkaline fuel cells. Our goal is to produce drinking water that conforms to applicable government standards in quantities to satisfy the growing demand for seawater desalination in the global market. Where needed, these systems can be designed to produce excess electrical power that can be sold, in addition to the water, to local consumers.

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

         Our H2OkW Systems(TM) generally consist of five subsystems:

         1.       Pretreatment Subsystem;

         2.       Desalination Subsystem;

         3.       Post Treatment Subsystem;

         4.       Pump and Support Equipment Subsystems; and

         5.       Power Subsystems.

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

         The initial component of this subsystem is expected to be an ozone generation system based on work done by the Kharkov Institute of Physics and Technology, or KIPT, in the Ukraine. This is the only technology Ocean Power has been able to identify that operates on ordinary air instead of pure oxygen. This dramatically reduces the cost of the ozone and therefore improves system economics.

         Since November 2000, we have been testing three ozone generators at our facilities in El Dorado Hills, California. Results to date have verified the basic performance of the KIPT units. We are now in discussion with KIPT and the US Department of Energy ("DOE") to develop the next phase of a commercialization program for this technology. The DOE is in the process of filing appropriate worldwide patents while Ocean Power has begun developing the vendor base for components that can be purchased in the US. Additional testing of a larger unit (about 1% concentration at 100 mgs/hr) is planned for Spring 2002. While the smaller units (less than 1% concentration at 100 mgs/hr) have been tested we will not put them into field tests with potential customers, but rather we will concentrate our efforts on additional testing of the larger unit, suitable for use in our pretreatment subsystem.


DESALINATION SUBSYSTEM H20KW SYSTEMS(TM)

         The heart of any desalination system is the subsystem that removes the salts and other impurities from the seawater. We expect that the H20kW Systems(TM) will be able to accomplish seawater desalination using two different technologies: seawater reverse osmosis and thermal distillation. Each of these processes will have the same standard module capacity of 1,000 cubic meters of potable water per day.

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

         Our initial plan is to produce the H2OkW Systems(TM) using seawater reverse osmosis or SWRO technology supplied to us by Malta Desalination Services, Ltd. For a discussion of our arrangements with Malta Desalination Services, Ltd., see our Strategic Partnerships section. We are also currently developing a version of the H2OkW Systems(TM) that uses thermal distillation technology instead of SWRO.

         SEAWATER REVERSE OSMOSIS ("SWRO"). Water desalination systems using SWRO technology are currently commercially available. In the SWRO process, water from a pressurized saline (seawater) solution is separated from the dissolved salts by forcing the solution through a water-permeable membrane. The liquid flowing through the membrane (known as permeate) is encouraged to flow through the membrane by the pressure differential created between the pressurized feed or supplied seawater and the clean water produced, which is at near-atmospheric pressure. The remaining feed water continues through the pressurized side of the reactor as concentrated salt water known as brine. No heating or phase change (i.e., liquid to vapor to liquid) of feed water takes place. The major energy requirement is for the initial pressurization of the feed water.

         On June 19, 2001 we entered into an agreement with Malta Desalination Services, Ltd., a subsidiary of Water Services Corporation (see Strategic Partnership section), a manufacturer of reverse osmosis desalination systems to provide SWRO systems for the H2OkW Systems(TM).

         THERMAL DISTILLATION TECHNOLOGY. In thermal distillation desalination, seawater is boiled to produce steam, leaving salts and impurities behind. This steam is then cooled and condensed back to liquid in the form of potable water.

         We currently are developing technology that we believe will permit us to produce a configuration of the H2OkW Systems(TM) that desalinates seawater using thermal distillation technology instead of SWRO technology. We believe that successful implementation of this technology will permit the H2OkW
Systems(TM) to cost-effectively produce potable water that will exceed the existing water quality standards maintained by the World Health Organization, European Union and the U.S. Environmental Protection Agency and any additional standards issued in the future.

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

         The components of our MVVC subsystems are currently available to us from multiple sources, although none of these commercial items yet meet the efficiency goals set for the H2OkW Systems(TM). We expect MVVC to be available sometime in 2002 upon completion of on-going systems engineering and vendor selection.

         We have begun a development program aimed at developing an improved version of vapor compression equipment, which is referred to as Ejector Vapor Compression ("EVC"). We believe the program should yield a Vacuum Vapor Compression subsystem, which meets our efficiency and equipment cost goals. The first test system of this configuration is expected to be available late 2003. A key aspect of EVC for seawater desalination is the use of a highly reliable ejector in place of a less efficient mechanical compressor. The ejector will perform the same function as the mechanical compressor using a jet of steam and is the subject of an Ocean Power patent application with the U.S. Patent and Trademark Office.

         The ejector will be combined with improved plastic heat exchange surfaces that create one surface in the vacuum vessel holding the evaporator that is hydrophilic to seawater in a partial vacuum. A hydrophilic surface is one that causes water to spread seawater uniformly over the boiling surface of the material due to physical and/or electrochemical forces. By accomplishing this condition, the heat transfer in the plastic heat exchanger is greatly increased and, therefore, is more efficient because the total power consumption of the desalination system is reduced. This is a specific implementation of a concept for which Ocean Power has a patent application with the US patent and Trademark Office.

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

         We are also developing another generation of the EVC referred to as the Concrete Vessel ("CV") equipment. This configuration is expected to employ all the components of the EVC subsystem except that it will allow the vacuum chamber to be constructed on site from less expensive economic materials such as concrete. The CV subsystems are being designed to meet water requirements starting at a minimum of 10,000 cubic meters of potable water per day. We expect that this larger capacity CV subsystem will be deployed in H2OkW Systems(TM) servicing potential domestic and global customers with large, single site, water production requirements. For example, a system configured with this capacity could serve as a secondary water source for a coastal community with a population of 100,000 or more people, and as a primary water source for a coastal community of 20,000 or more people. The specific size of the community that might be served by the CV subsystem configuration of the H2OkW Systems(TM) will depend upon local per capita water consumption (which is a function of numerous cultural, economic and regulatory parameters as well as the cost of local water distribution and energy). Both the EVC and CV configurations of the equipment are expected to have greatly improved specific power consumption (i.e., the amount of electrical power required to produce a unit of water) than the MVVC equipment.


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


PUMPS AND SUPPORT EQUIPMENT SUBSYSTEMS

         This subsystem accomplishes the lift of the seawater to the pretreatment subsystem, the delivery of the desalinated water and the disposal of the brine. This subsystem also includes the monitor and control equipment, often referred to in the industry as SCADA ("SUPERVISORY CONTROL AND DATA ACQUISITION") equipment as well as power conditioning and distribution and liquid distribution components. All the equipment comprising this subsystem is currently available to us from multiple vendors and we do not currently intend to manufacture any of these components.


POWER SUBSYSTEMS

         The power subsystem produces the electrical power required to desalinate seawater. Power is the largest potential cost associated with the operation of Ocean Power's proposed desalination systems, therefore we intend to continue to develop, license and acquire technologies that we believe will increase energy efficiencies and thereby reduce the cost of the potable water produced by the H2OkW Systems(TM).

         The  integration  of the  power  subsystem  with the rest of the  H2OkW
Systems(TM) may involve more than simple power connection. The waste heat produced by certain power subsystems, such as fuel cells, through their operation may be employed by the H2OkW Systems(TM) so as to achieve an overall system efficiency increase, as less heat generation is required to desalinate water.

         Additionally, when desired by the local customer, the system can be configured to produce more power than needed by the H2OkW Systems(TM). Our plan is to offer such excess power for commercial sale through our joint venture partners.

         The appropriate power source to power a specific H2OkW Systems(TM) will be selected based upon local fuel availability, local grid conditions and environmental constraints.

         GRID POWER. The H2OkW Systems(TM) can be designed to draw electrical power from an existing power grid. For much of our target market, this is not a viable power source, due to a lack of availability, environmental regulation and the cost of grid or non-distributed power. However, where there is a grid, the H2OkW Systems(TM) can buy power from local suppliers just like any other industrial customer.

         ON-SITE COMMERCIAL POWER GENERATORS. The H2OkW Systems(TM) can be operated using electrical power from a variety of commercially available power generation equipment, such as industrial gas turbines, micro-turbines or conventional diesel engines. These systems are currently available to Ocean Power from a variety of suppliers. We expect these power sources will be interim solutions until more advanced renewable power systems are available.

         ON-SITE SMALL POWER GENERATION. We anticipate that our H2OkW Systems(TM) will be able to operate from electrical power generated by our Stirling engine technology. Stirling engines are currently being engineered for volume manufacture by Ocean Power's Stirling subsidiary, Sigma Elektroteknisk AS of Norway. When Stirling engines are employed as the primary power source of our system, both the electrical and thermal outputs of the engines are expected to increase the efficiency of the desalination system. Although the initial Stirling Systems from Sigma will be small and designed to satisfy residential power requirements, subsequent generations will be joined together to form larger systems of multiple Stirling engines capable of supplying the needs of our H2OkW Systems(TM).

         WIND POWER. Under certain circumstances, our H2OkW Systems(TM) can be operated off of the electrical power produced by wind turbines. Wind turbines require very specific local wind conditions and, therefore, this technology would generally be used as a power source for the H2OkW Systems(TM) in conjunction with one of the other candidate power system technologies described herein in a hybrid configuration. Today, this technology is available to Ocean Power, as purchased items, through a variety of equipment suppliers.

         SOLAR POWER. Our H2OkW Systems(TM) can operate on electrical power from solar heated Stirling engines or from concentrated photovoltaic ("PV") technology. A solar Stirling approach can be used in a hybrid configuration, where heat from the sun is used, when available, and a fuel, such as natural gas, is used on cloudy days or at night. Concentrated photovoltaic systems can be used in a similar manner. Ocean Power plans on using concentrated PV in 2003 through our planned partnership with Science Applications International Corporation. (SEE Strategic Partnerships' section of our Distributed Power general discussion.) This program will bring their second-generation solar dish to commercial production. As Stirling engines become available, they will be added to this product line.

         ADVANCED ALKALINE FUEL CELL. We anticipate that our H2OkW Systems TM will use electrical power from proprietary alkaline fuel cell technology and its related electrochemical fuel processor, which is currently in development. Initially, fuels will be natural gas, diesel or plant material, vegetation, agricultural waste or other biomass used as a fuel or energy source. We expect that the demonstration of these systems will start in 2003 with commercial availability planned for 2004. Management believes that, when developed and commercially available, this power technology offers the potential of the lowest-cost product water from the H2OkW Systems(TM).

         SEA KINETIC. We are not currently developing, but are in discussions with suppliers of, equipment that would convert the kinetic (or motion) energy from the ocean into electrical power. This power source, much like wind power, is most likely to be employed, if at all, in a hybrid configuration with one of the other power sources discussed here.

         MODULAR SYSTEM DESIGN. Our H2OkW Systems(TM) will utilize factory-tested modules with standardized interfaces, dimensions and capacities. The result will be ease of shipment, assembly, maintenance and repair. It also will allow the plant capacity to be quickly increased to support growth in demand.

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

         Whenever possible, the system and subsystem level components will be mass-produced using standard high-rate manufacturing processes. Although some of the manufacturing of our advanced technologies will eventually be done to our specifications by qualified subcontractors, the initial SWRO products consist mostly of standard components that will be purchased and delivered using conventional supply-chain management, just-in-time inventory control and enterprise resource planning. We, or our subcontractors, will integrate these components and subsystems into factory tested modules that will then be shipped to plant sites. At this time Ocean Power is in the process of identifying qualified subcontractors to support its anticipated sales. The final integration of the complete H2OkW Systems(TM) will be done on site, to Ocean Power's specifications, and by our joint venture partners.

         To the best of our knowledge, we are the first company to attempt to reduce the end cost of desalinated seawater and power by applying the high-rate manufacturing processes to the various components and subsystems making up its H2OkW Systems(TM). Since historically each water plant was individually designed and built on site, this has not traditionally been done for either water or power plants.

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

         The current H2OkW Systems(TM) and all the planned product improvement programs are designed to service a set of economic goals, that reduce the cost of a cubic meter of potable water produced. The largest cost component of seawater desalination is the power requirement. Our cost of power figures, or kilowatts per hour, referenced below, are based upon our belief that following our integration of grid power, then Stirling engines and finally fuel cells, the kilowatt per hour cost will be $0.08, $0.05 and $0.02, respectively. Today using Mechanical Vacuum Vapor Compression technology and conventional pretreatment methods, we can produce a cubic meter of potable water from seawater for approximately $1.00 using electrical power at $0.08 per kilowatt hour. The same system using SWRO reverse osmosis technology can produce a cubic meter of potable water for approximately $0.70 with same energy source. Upon introduction of our EVC technology, the H2OkW Systems(TM) is expected to produce a cubic meter of higher quality potable water for less than $0.70 and using power at $0.05 per kilowatt hour. With the completion of the development of the CV technology, we estimate the cost of potable water to be less than $0.50 per cubic meter, using power at $0.05 per kilowatt hour.

         Our goal, by 2005 with the expected integration of fuel cell power subsystems and at medium potable water production rates (at least 30 each one million gallon per day systems), we expect water production costs less than $0.25 with power costs at $0.02 per kilowatt hour. These are our best estimates of the economic goals which we believe can be met at the various stages of our H2OkW Systems(TM) technology development.


OUR BUSINESS STRATEGY

         We anticipate that production of potable water by desalinating seawater with an H2OkW Systems(TM) will be done by regional joint ventures. For each target market for potable water, we expect to form a joint venture with a third party. We intend that these joint ventures will finance, build, own, operate, and where appropriate, transfer, the H2OkW Systems(TM) In addition, we intend that these systems will sell the potable water and excess power to their local customers under long-term (e.g., 15-25 year) purchase contracts.

         We will generally seek to maintain a minority ownership position in these joint ventures and to procure a share of the ongoing income from water and power sales through negotiations on a case-by-case basis. Generally, we expect to sell the H2OkW Systems(TM) equipment at a profit to the joint venture, and participate, on a percentage basis, in the ongoing profits of the operation. The joint venture partners will be selected for their capabilities in the areas of market development, finance, civil engineering, project management and experience with local political structures. It is expected that site construction will be done by local contractors, in accordance with our specifications.

         We are currently working to establish a joint venture pilot program. The initial H2OkW Systems(TM) installations will allow Ocean Power and our joint venture partners to demonstrate their ability to enter the market successfully. They will also allow us to accumulate real world operational and maintenance experience. These initial plants are designed to produce high-quality, potable water with no excess electrical power. Each deployed system will utilize multiple SWRO desalination modules. Each of these modules will be capable of producing up to 1000 cubic meters of potable water per day at commercially competitive costs. One million gallons of potable water production per day has been selected by Ocean Power as a standard potable water output volume for it's pilot desalination plants. Therefore, four of these proposed modules will be needed to construct an H2OkW Systems(TM) capable of producing 4,000 cubic meters or one million gallons per day (1mgd) of potable water. We believe that this size is an ideal capacity for a small resort, industrial park or community in regions where individual water consumption is no more than 100 gallons per day per person.

GREECE

         On February 23, 2001, we entered into a Joint Venture Agreement with Apollo Water and Power International, Inc., a Nevada Corporation ("APOLLO"), for the development of private water and power systems in Greece and the Greek portion of the island of Cyprus utilizing the H2OkW Systems(TM).


MEXICO

         We have entered into a non-binding Heads of Agreement with CIMA Capital Corporation an international financial services and infrastructure development firm in Mexico City, Buenos Aires and Sausalito, California. Their business is developing private water and power infrastructure. The Heads of Agreement provides for the establishment of a joint venture and execution of a joint venture agreement. The agreement identifies the affiliate as CIMA Capital, LLC, with headquarters in Sausalito, California. The agreement also identifies the operating territory to be Mexico. The Heads of Agreement was executed on 30 March 2000. Management expects that a joint venture agreement similar to the one signed by Apollo will be executed this year.


CARIBBEAN

         On February 23, 2001, we entered into a Joint Venture Agreement with Caribbean Water and Power, Inc. (Caribbean) for the development of private water and power systems in the Caribbean Sea basin region utilizing the H2OkW SystemsTM. The agreement is identical to the Apollo joint venture agreement, except that the operating territory is a specific list of twenty-eight countries, territories, and islands throughout the Caribbean basin and the venture entity is allowed to establish sub-ventures to perform certain of the venture's anticipated activities such as site construction, commissioning, operations and maintenance. As with the Apollo joint venture agreement, we are currently working to try and complete and execute the supporting documents this year.


STRATEGIC RELATIONSHIPS

         We have entered into, or, are currently negotiating the terms of, the following strategic relationships with third parties relating to various aspects of the H2OkW Systems(TM).


WATER SERVICES CORPORATION AND MALTA DESALINATION SERVICES LTD.

         Ocean Power Corporation entered into an Exclusive Distribution Agreement with Malta Desalination Services Ltd. (MDS), which grants Ocean Power Corporation the exclusive right to market, sell and install seawater reverse osmosis desalination (SWRO) equipment produced by MDS on a global basis, excluding only the island of Malta itself. During the term of the agreement the Company will use MDS as its sole supplier of SWRO equipment to the extent that the equipment is provided by MDS. The Malta Desalination Services (MDS) Ltd. is a subsidiary of The Water Services Corporation. The initial term of the agreement is 19 months.

         Ocean Power has been in negotiations with WSC to form a jointly owned limited liability company for the production of the SWRO desalination subsystem of the H2OkW Systems(TM). Initially, MDS was to supply these subsystems to the limited liability company. The parties intend to continue these negotiations during the term of the exclusive distribution agreement, with the understanding that the formation of a limited liability company by Ocean Power and WSC will supersede the current Exclusive Distribution Agreement. However, there is no assurance that any such limited liability company will be established.


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


OUR DISPUTE WITH AQUAMAX/KEERAN

         Our license to all technology covered by the license agreement was to be exclusive within the specified field of use. Subsequent to the execution of the license agreement and to our making of the initial payments to Aquamax/Keeran under the license, we discovered that Aquamax/Keeran's license to Hadwaco's international patent application, that was sub-licensed to us pursuant to the license agreement, was not exclusive, as was represented and warranted by Aquamax/Keeran. As a result, on December 22, 2000, we served on Aquamax/Keeran a notice of default under the terms of the license agreement. We demanded arbitration pursuant to the license agreement and asserted that there is a difference in the value of the Hadwaco sublicense because it is non-exclusive. The possible diminished value arises due to the fact that Hadwaco is free to license the same technology covered by the Hadwaco patent application to third parties for their (potentially competing) use in the field of use provided in our agreement with Aquamax/Keeran. Our request for arbitration was limited to issue of the consideration we owe Aquamax/Keeran and does not assert that the license does not exist or is not effective. Aquamax/Keeran did not formally respond to our demand for arbitration. We suspended all further payments due to Aquamax/Keeran under the license agreement pending resolution of the dispute which is discussed below.

         Nevertheless, we commenced development activities predicated on using the technology licensed from Aquamax/Keeran regardless of whether the amounts owed to Aquamax/Keeran and the value of the licenses are adjusted. The technologies licensed from Aquamax/Keeran are part of the long-range development program for distillation-based systems and are not part of the SWRO systems to be utilized in 2001. As part of monitoring developments in the desalination market and as mentioned in our discussion of the H20kW System(TM), there are several systems for distillation which we are continuously in the process of researching and evaluating.


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

         On September 7, 2001 the Company became relisted on the NASDAQ OTC Bulletin Board which enhanced its ability to raise funds; however, three working days later, on Tuesday, September 11, 2001 an act of war was committed on the United States with the World Trade Center devastation occurring. That event significantly affected and delayed the Company's efforts to obtain the investment money necessary to complete the transactions described above for the formation of Newco, the purchase of the ongoing water remediation business of Hadwaco and the purchase of the Aquamax/Keeran technology connected to water treatment. Because of the funding delays, the Company was not able to fund the closing of the transactions and the agreements for those transactions are now null and void, including the agreements which included the release of liability provisions between the Company and Aquamax/Keeran. As a consequence, the September 2000 license agreement between the Company and Aquamax/Keeran remains in effect and the disputes between the parties as to their respective rights and obligations under the license agreement remain unresolved. The Company has recommenced discussions with Aquamax/Keeran in an attempt to resolve their disputes amicably and intends to arbitrate resolution of those disputes if a settlement cannot be reached.


OUR ACCOUNTING FOR THE AQUAMAX/KEERAN LICENSE

         In September 2000, $400,000 was expensed in connection with the dispute with Aquamax/Keeran due to our belief at that time that the agreement would be terminated and the $400,000 would not be recoverable. At the time that the Company's financial statements for the year ended December 31, 2000 were filed, it was no longer likely that the transaction would be voided but the $400,000 expense was then left as an expense due to an error in preparing such financial statements. In connection with the process of preparing the Company's amended Form 10-KSB for December 31, 2000, we identified this aforementioned error and consider that amount to be a reasonable approximation of impairment of the asset that results from having received one patent that did not contain the exclusivity feature that was contemplated in the purchase price. In connection with this recharacterization of the amount expensed in September 2000 as an impairment rather than a contingent liability, our conclusion in this regard is based on a two-part assessment. The first part is a legal exposure analysis. Our general counsel reviewed the situation and estimated that recovery (i.e., estimated reduction in purchase price of the patent rights acquired under the Aquamax/Keeran license agreement) that we might expect by applying the standards of SFAS 5, Accounting for Contingencies, and the related American Bar Association Statement of Policy. The second part of the assessment was a proportionate value methodology. While no appraisal of the patents was conducted, we allocated the purchase price of the group of patents among the various elements of technology acquired (including the exclusivity feature of the Hadwaco patent) by applying our judgment, in consultation with our intellectual property attorney most familiar with the relative value of the patents. Both approaches resulted in amounts that approximated the $400,000 expensed in September 2000.

         The full purchase price has been recorded as a liability and offset by the $400,000 paid to date. The full amount of the liability was recorded (without offset for potential reduction in resolution of the Hadwaco sublicense dispute) because management believes that: (1) based on the oral opinion of the Company's General Counsel, the full amount of the liability, until amended through negotiation or legal process, represents an enforceable liability, as long as the Company retains the patent rights conveyed under the agreement; (2) the liability meets that accounting definition of a liability as stated in Statement of Financial Accounting Concepts No. 6, Elements of Financial Statements, and (3) the reduction of liability to anticipate a reduction in negotiations or legal process would result in recording a contingent asset that is prohibited by SFAS No. 5, ACCOUNTING FOR CONTINGENCIES. Accordingly, and since the Company intends to keep the patent rights, the Company has recorded the liability, and related asset, because under the terms of the agreement the Company has no discretion to avoid future payment of the remaining cash and common stock payable. The amount of payment under the agreement withheld pending resolution of the dispute was not indicative of the diminished value of the patent rights received as the management has estimated that approximately $400,000 of the purchase price represents the value of the exclusivity feature of the patent that was not received. The failure of Aquamax/Keeran to deliver exclusive rights to all patents resulted in a condition of default by Aquamax/Keeran. Aquamax/Keeran has asserted that the Company's subsequent agreements with Hadwaco Ltd. Oy and Hackman Oy Abp were non-binding, the company does not believe that it has liability arising out of its failure to attempt to resolve the dispute, other than the loss of amounts the Company agreed to pay in connection with obtaining extensions of the agreements. In connection with its dispute with Aquamax/Keeran, the Company still believes it has the right to a purchase price reduction because of the failure of Aquamax/Keeran to deliver exclusive rights to all of the patents and, while no claim has been asserted, might be subject to a damage claim related to the Company's withholding of payment on the Aquamax/Keeran license agreement. The Company has recorded expenses of $984,800 related to the costs of the terminated agreements with Hadwaco/Hackman and the possible costs associated with the Aquamax/Keeran license agreement dispute.

         The related asset is being amortized over the useful life of 10 years. While there are approximately 60 patents, they represent a "basket" or dependent set of intellectual property (IP set), which means that the primary patents are dependent in that they represent components of one end product. As such, useful life was assessed as a single life for the IP set. The individual patents have remaining patent terms ranging from 8 to 20 years. The life of 10 years was selected for the IP set as a whole because some of the key patents on which the others are dependent have a remaining term at the shorter end of the range. In addition to patent expiration pattern, the Company has assessed its generating activities and concluded that the 10-year life resulting from the patent expiration pattern is appropriate.

         Our methodology for determining whether an impairment exists at balance sheet dates is to monitor our progress against the vapor compression desalination development program described in the next paragraph. Prior to commencement of the plan of product improvement (PPI) described below, we will continue to monitor the desalination marketplace and assess whether any significant changes, such as emergence of new competing technologies, changes in market size and configuration, or changes in the competitor's business have taken place. This enables us to assess whether any market conditions threaten the viability of our planned business. If any such threatening conditions were to occur, we would assess whether the market value of our vapor compression desalination business is less than the carrying value of the assets employed in that business, including the Aquamax/Keeran patent assets. Market value, in such circumstances, would be based on fair value of future expected cash receipts or other methods. If the market value were to be less than the carrying value, impairment adjustments would be made. We would use any such significant negative market conditions as a factor in our continuous assessment of useful life of the assets employed in the vapor compression desalination business, including the Aquamax/Keeran patent assets. After implementation of the PPI, we will assess progress against the benchmarks within the PPI to determine whether impairment exists. If we conclude that impairment exists, impairment adjustments will be measured in the same manner as described above.

         The  Company  has  accomplished  the  first  two  steps  of  its  vapor compression desalination development program: (1) acquisition of the Aquamax/Keeran technology; and (2) obtaining patent rights on its own technology that will be combined with the Aquamax/Keeran technology (provisional patents filed August 2000 and patent pending patents filed August 2001). The remaining step is to complete a PPI which consists of 14 projects, the combined effect of which is projected to yield a more economically viable seawater desalination system, with lower energy and operating costs for both the projected vacuum vapor compression system and the existing seawater reverse osmosis technology. The formal PPI was initially designed in 1997, after the first physical assessment of the Aquamax equipment in Finland. The program was thereafter continuously developed and refined to reflect new information gathered from the Aquamax equipment we have acquired and have under testing in Malta, as well as data gathering about competitive technologies from our consultants, and our won monitoring of the market. The planning, scheduling and cost estimating of the formal program was finalized in October of 2000. The PPI is expected to require approximately 4 full-time employees and 18 to 20 months to complete once additional funding of approximately $5 million is arranged. Neither the time, manpower requirements or cost necessary for the PPI have changed. Two of the projects represent critical path projects on which the 18 to 20 month time line will be dependent. The two critical path projects are: "High Efficiency Steam Ejector Development" Project, the goal of which is to replace a mechanical compressor with a high efficiency hypercritical ejector (OPC has a U.S. patent pending) and the "Evaporator-Condenser Efficiency Increase) Project, the goal of which is to increase the overall efficiency of the vapor compression cycle by at least 30% (OPC has a U.S. patent). Timely completion of the two critical path projects will be benchmarks for measuring progress for impairment testing purposes. Management believes the seawater desalination products market continues to be large, the competitive environment is substantially unchanged from that of September 2000 when the Aquamax/Keeran patent rights were obtained and continues to have the potential to generate substantial profits from which the investment in the Aquamax/Keeran patents can be recovered. The commencement of the PPI has been delayed until funding is arranged. Losing our eligibility to have our common stock traded on the NASDAQ OTC Bulletin Board resulted in a delay to our arranging funding for the PPI for two reasons: first, because potential investors have elected not to invest until we are again eligible to trade on the OTC Bulletin Board; and second, as a result of the diversion of management resources to the task of amending the SEC filings and other efforts necessary to re-attain eligibility to trade on the OTC Bulletin Board. On September 7, 2001 the Company became relisted on the NASDAQ OTC Bulletin Board. The following Tuesday, September 11, 2001 an act of war was committed on the United States with the World Trade Center devastation, which further delayed the funding necessary to pursue the PPI. During the period that the PPI has been delayed by the unavailability of funding, the Company has assessed impairment of the carrying value of its assets employed in the desalination business by monitoring developments in the market for desalination products to determine if technological, competitive or market conditions indicate that the value of the assets (including the amortized cost of the licensed patents and the value of the research and development activities that were expensed s incurred including research leading to Ocean Power's three additional patents and the "know how" resulting from our testing of the unit in Malta) is less than the carrying value of the related asset consisting principally of the cost of the Aquamax/Keeran patent net of accumulated amortization and the previous impairment adjustment. Management's assessment of market conditions described above leads management to conclude that there has been no impairment of the Aquamax/Keeran related license agreement asset other than the $400,000 that was recorded in connection with the dispute with Aquamax/Keeran over exclusivity of one of the patents, as described below.

         The license agreement was signed by the Company and Aquamax/Keeran representatives as of September 21, 2000, but because of questions raised as to the identity and authority of the Aquamax/Keeran signatory, an exhibit was added to the agreement solely to clarify the matter. Revised signature pages (signed by the original Aquamax/Keeran person and dated on the original September signing date) were received by us on October 2, 2000. The transaction was originally recorded in October 2000 in belief that, until properly executed signature pages were received, it was not effective. Based on our reassessment of the circumstances, we have determined that the agreement became binding on September 21, 2001. Therefore, the September 30, 2000 financial statements were amended to reflect the transaction as occurring in September. The key points leading to the change in the Company's position as to the effective date were:
(1)  although  the name and  title of the  representative  signing  on behalf of
Keeran Corporation was not disclosed on the signature page or accompanying documents, the signature was an original and the signer had actual authority from Keeran Corporation to execute the agreement; (2) original signature pages for all parties were exchanged in September with the intent to be bound by the agreement; (3) the re-execution of the signature page on behalf of Keeran Corporation was by the same person and was dated by him to the original signing dated, which presumably demonstrates that Keeran Corporation believed that the agreement was effective as of the original signature date; and (4) notwithstanding the position taken at the time by the Company's intellectual property attorney, that the agreement was not effective until the revised signature page was received, the Company had wire transferred the additional payment of $300,000 due under the agreement to Aquamax/Keeran on September 30, 2000, prior to receipt of the revised signature page. On the basis of these facts, the Company has concluded that the better view is that the agreement became legally binding on all parties during the third, rather than the fourth, quarter of 2000. Accordingly, the transaction has been accounted for as occurring in September 2000. The measurement date, for purposes of valuing shares of the Company's common stock due as part of the purchase price is included in the accrued liability is as of September 21, 2000, because the effective date of the agreement is the date the rights to the patented technology were transferred to the Company.


OUR LICENSE TO AQUAMAX/KEERAN

         Under the September 2000 license agreement we also granted to Aquamax/Keeran an exclusive worldwide license to sell products utilizing issued and pending patents and improvements (as defined in the license agreement) on our patents relating to mechanical or thermal vapor compression distillation applications. The scope of this license covers the distillation of potable water from naturally occurring saline water in units of less than 1000 cubic meters per day. In consideration for such license, Aquamax/Keeran was required to pay us royalties on the sale of the licensed products, plus 50% of any royalties they receive pursuant to sales by their sub-licensees. Since this was an advanced technology development program, the amount of future royalties due from sales were to be determined once the product was fully developed and the actual value of the technology was determined. Under the July 2001 agreements, Aquamax/Keeran will receive a fully paid up license for the same licensed technology in consideration for a reduction in purchase price to be paid by Ocean Power for the Aquamax/Keeran technology.


STM CORPORATION

         On April 10, 2000, Ocean Power and STM Corporation executed a licensing agreement, under which STM granted to Ocean Power an exclusive, worldwide right and license to make, have made in North America and/ or Western Europe, use, install, and sell licensed products within the field of seawater desalination for a term of 30 years. The licensed products are STM power cells, parts, components of sub-assemblies thereof, or a power module, parts, components, complete, partial assemblies thereof, incorporating products, practices or incorporating STM technology for any desalination system sold by Ocean Power, its affiliates or approved sub licensees. Ocean Power will also have the right to purchase from STM parts for the licensed products if available for delivery anywhere in the world. Ocean Power plans to make use of our rights under the licensing agreement to provide for an added power source for our desalination systems in the event we are unable to manufacture Stirling engines ourselves. Ocean Power will make royalty payments, which shall be the greater of a Minimum Annual Royalty Payment or ten percent (10%) of the net selling price of licensed product purchased until one million dollars ($1,000,000.00) has been paid in any annual period and seven and one-half percent (7.5%) of the selling price above one million dollars ($1,000,000.00). The Minimum Annual Royalty Payment begins at five hundred thousand dollars ($500,000.00) and increases annually over the initial five years of the agreement term, to a maximum of three million dollars ($3,000,000.00) in year five. The parties will negotiate in good faith any future Minimum Annual Royalty Payments beyond year five. The Stirling-related U.S. patents licensed from STM have between one and eighteen years remaining to their respective terms. The Company did not make the first required royalty payment necessary to maintain exclusivity and instead elected to permit the license to become non-exclusive because the cost of maintaining exclusivity could not be justified based on the business judgment of the Company.


COMPETITION

         Our target markets are coastal areas, islands, and/or peninsulas, and are served by three types of water delivery service provider. These are, 1) entities that import water by ship or truck, 2) entities that deliver water from aqueduct or other natural sources of ground water, and 3) entities that desalinate seawater.

         We believe that competition from entities that transport water by ship or truck will be minimal. The cost of moving the required volumes of water by truck, boat or air have proven to be prohibitive. This is only done in areas that have no lower-cost alternative. We expect these markets to experience significant cost savings and improved reliability by using our small, modular H2OkW Systems(TM). Once such systems are installed, these factors will lead to the discontinuance of this type of importation service.

         Non-local potable water sources that pipe ground water to a coastal area require large pumping facilities and long-distance piping systems or aqueducts that are capital intensive and less reliable than distributed water systems. This source of potable water is subject to greater risk of interruption for political or other reasons unrelated to the operation of the system. We expect that this type of potable delivery will continue but, as modular H2OkW Systems(TM) are adopted, will become less vital to coastal communities.

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

         Initially we intend to focus on regions throughout the world with weak water infrastructures and very high-cost water ($3-6 US dollars per cubic meter). Ocean Power believes that these underserved areas will offer opportunities, particularly in the private, tourist driven market. Since these plants will be locally sited, they will have no transportation costs and their autonomous operation will reduce the need for highly skilled labor. We believe that it will be easier to compete at these prices than in the US where water can be as low as $0.40 per cubic meter (Metropolitan Water District of Southern California, May 2000).

         General competition in these regions is anticipated to be intense from a wide variety of suppliers of desalination systems, especially reverse osmosis technologies because the barrier to entry to this system technology is low. In addition, Ocean Power experiences competition from a variety of sources with respect to virtually all its proposed water system components and subsystems, although Ocean Power knows of no single competitor that currently competes in the integrated approach offered by its H2OkW Systems(TM). Competition in the markets to be served by Ocean Power will be based upon several factors including price, technology, experience, know-how, project finance, ongoing reputation, warranties, reliability, logistics support, and ability to access the market.

         With respect to Ocean Power's Sea Water Reverse Osmosis configurations of the H2OkW Systems(TM), there are a number of companies, from large to very small, that design, build, integrate, install, and operate such systems. Two such public companies in the United States are Osmonics Inc. and Ionics Inc. In addition there are numerous smaller, privately held companies.

         These companies are experienced in the field of seawater desalination and are aggressively pursuing the market. Ocean Power is a new player and although it believes that its business model and technologies will give it a competitive edge, there is no guarantee that this will be the case.

         Ocean Power believes it will face significant competition from far larger companies with long histories of operating water processing and distribution systems and with greater experience securing water projects. Among the largest of these are Compagnie Generale des Eaux, a subsidiary of Vivendi, and Suez-Lyonnaise des Eaux. These two companies are generally recognized as the leading competitors in the international water business market and are significantly larger than the next group of international competitors.

Construction companies may also bid on water plant projects, but usually on a build-own-transfer basis and employing an array of technology suppliers.

         Ocean Power will be a new competitor in the international water market and currently has no presence in the market. Because of their longer operating histories and financial strength from on-going contracts, the larger competitors may be able to obtain project finance at lower cost and may be willing to bid more aggressively to retain market share. In general, other than the identified companies, the seawater desalination industry is highly fragmented, with few publicly owned.

         We are unable to predict with certainty its relative market position with respect to its future seawater desalination systems and operations. Ocean Power does believe it possesses technological advantages over most potential competitors and has begun to develop a market access advantage through local management experience in select regions by way of the developing regional joint venture commitments.


DISTRIBUTED POWER GENERATION/RENEWABLE ENERGY TECHNOLOGIES

         Our initial efforts in the area of distributed power and renewable energy were planned to support and reduce the cost of our seawater desalination business. Ocean Power has since established a plan to develop distributed power and renewable energy sources business independent of our desalination business. Therefore the sale of generated distributed power and distributed power equipment is expected to follow two separate lines of business.

         In the first, we expect to utilize the excess power produced by its various local desalination joint venture partners using H2OkW Systems(TM) with power subsystems to generate potable water from seawater.

         The second line of business we expect to engage in is the micro power market (i.e., locally produced distributed power). We intend to exploit certain proprietary power technologies to create stand-alone micro power systems for applications beyond seawater desalination. At the present time, these proprietary technologies include, Stirling engines, solar concentrators and fuel cells.


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

         Solar concentrators are made up of high-temperature photovoltaic cells that can absorb more solar energy than the one sun (or the amount delivered through normal sunlight) that traditional flat-plate photovoltaic collectors absorb. These systems are placed at the focal point of a reflector array (called a dish) that can concentrate 700-1500 suns (700 to 1500 times the amount of energy found in normal sunlight) worth of energy on the cells. These systems run at substantially higher efficiency than flat plate PV (30% vs. 12%) and therefore take up less space and hold the promise of lower cost.


FUEL CELLS

         A fuel cell is an electrochemical source of electrical power, composed of an anode, cathode, and electrolyte. The anode, a positively charged electrode, and cathode, a negatively charged electrode, are porous to allow gases to pass through them. Between the two is an electrolyte, a solution that conducts electricity, which allows the oxygen and hydrogen to combine, creating electricity and producing heat and water as byproducts. Initially, fuels will be natural gas, diesel, clean coal or plant material, vegetation, or agricultural waste used as a fuel or energy source.

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

         Distributed power involves the local production and local consumption of useable electric power. Our plan is to develop, acquire or license a portfolio of advanced technologies (or interests in such technologies) such as Stirling engines, fuel cells, and solar concentrators and to continue to combine these technologies into integrated systems for the economic and profitable generation of distributed power.

         As these and other distributed power technologies are integrated with existing power networks and technology, the result should be a reorganization of the power generation and distribution network, moving from a radial process designed around centralized power generation to a distribution of power assets closer to the end user or distributed power.

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

         Micro combined heat and power ("MICROCHP") is a new component of micro power. MicroCHP is the simultaneous production of electricity, domestic hot water and heat in houses. Interest in MicroCHP has been driven by the opening of the energy sector for competition, concern for the environment, depletion of resources, advancing technology and the overwhelming of current electrical grids by unanticipated demand growth as a result of the Internet explosion in both the America and Europe.


BUSINESS STRATEGY

         We intend to capitalize on these market opportunities by developing distributed power generation and renewable energy technologies. The sale of generated distributed power and distributed power equipment is expected to follow two separate lines of business, which are expected to produce additional sources of revenue for Ocean Power.


EXCESS POWER FROM H2OKW SYSTEMS(TM) DESALINATION SYSTEM

         In the first, Ocean Power expects to utilize the excess power produced by its various local desalination joint venture partners using H2OkW Systems(TM) with power subsystems to generate potable water from seawater. Ocean Power expects to earn income from the sale of equipment, license fees for the use of its intellectual property, and a percentage of the profit from the ongoing sale of water and power.


STAND ALONE DISTRIBUTED POWER SOURCES

         The second line of business Ocean Power expects to engage in is the micro power market (i.e., locally produced distributed power). Ocean Power expects to exploit certain proprietary power technologies to create stand-alone micro power systems for power applications beyond seawater desalination. At the present time, these proprietary technologies include, Stirling engines, solar concentrators, and fuel cells. All of these are potential sources of locally produced, distributed power. The initial commercial products that Ocean Power plans to sell into these markets will be based on Stirling engines and concentrated solar photovoltaic systems.

         Ocean Power expects to generate revenues from power sold by its various expected electric utility joint venture partners using Ocean Power systems to generate electricity locally. Ocean Power expects to earn profits from the sale of equipment, royalties from licensing its intellectual property and receiving a portion of the profits from the ongoing sale of power from its systems. Sale of power by Ocean Power's joint venture partners is expected to be pursuant to long-term power supply contracts with the local customers (i.e., residential, commercial or industrial power users).


OVERVIEW OF BUSINESS OPPORTUNITY

         The August 5th 2000 issue of The Economist places America's total power market alone at $220 billion. Distributed micro power offers substantial advantages over traditional centralized power, which is transmitted long distances over high-voltage transmission lines, in terms of efficiency, reliability, environmental friendliness and, increasingly, price to all of these market segments. The demand for distributed generation capacity, underscored recently by the developments in California, is expected to generate a $200 billion annual market for distributed generation equipment, according to Bear Stearns, Distributed Energy Services April 2000 report. Ocean Power intends to target the market for small, inexpensive generating technologies. The aforementioned issue of The Economist predicts that the size of this market niche could be $60 billion annually within a decade.

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

         Ocean Power expects the distributed power businesses to follow a similar development plan to its distributed water business. Ocean Power intends to participate in joint ventures, to try to assure optimum ongoing operations and to participate in system expansions, upgrades and profits.

         We expect to enter the distributed micro power market at two levels, residential, and commercial/industrial distributed power sources. In the discussion below, we have indicated when, based upon current information, we expect to enter each of our expected markets. Our ability to enter these markets remain subject to numerous risks and uncertainties (some of which are discussed below) and there can be no assurance that we will be successful in our efforts or that we will be successful in the time frame that we currently believe that we can be.


RESIDENTIAL MARKET STRATEGY


MICROCHP

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

         o Large houses are more profitable for MicroCHP (because of the larger energy demand)than smaller or medium size houses. MicroCHP systems will be introduced into the market via this segment.

         o Natural gas is considered to be the fossil energy carrier that for environmental reasons will dominate in the foreseeable future.

         The houses that are initially most suitable for MicroCHP are those heated by gas. A MicroCHP system will be applied in such houses as a replacement for the gas boiler when the boiler has reached the end of its service life. In Germany, the UK and the Netherlands, the three European countries with the largest installed base of gas boilers and water heaters, the initial potential market for Sigma based MicroCHP systems is estimated by Sigma to be approximately 840,000 units per year.

         Sigma (SEE Recent Acquisitions Section) is the developer of a 3kW-electrical/9kW-thermal Stirling Engine power plant for micro combined heat and power (or "MICROCHP") applications in residences. MicroCHP is the simultaneous production of electricity, domestic hot water and heat. Sigma's 3kW-electrical/9kW-thermal unit produces 3 kilowatts of electricity and 9 kilowatts of heat energy, and is expected to be the first commercial unit to be sold by our proposed utility joint ventures into the residential power market.

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

         We are currently capable of producing limited quantities of systems for residential market using a 3kW-electrical/9kW-thermal Stirling Engine fueled by natural gas. The initial systems come pre-packaged for field and endurance testing by interested utilities.

         The goal of Ocean Power's development plan is to accomplish the sale of distributed power and distributed power equipment through regional energy companies, in power challenged markets. The energy companies will install, maintain and operate the units for their residential customer base. Manufacturing subcontractors and system integrators will be used to provide the finished systems and the Stirling engines necessary to drive them.

         Our   planned   objective   is  to  provide,   through  our   qualified
subcontractors, the central component (the Stirling energy converter) to be applied in micro combined heat power systems-for use initially in older, large houses in the target markets that have natural gas boilers. Local energy companies are expected to bring MicroCHP systems to their residential customer base as boiler replacements that also supply power. We expect the revenue from selling units to energy service companies should be followed by a share of the increased revenue potential offered by the use of these MicroCHP systems, sold through regional energy companies that are willing to work with us on long-term participation basis. The first unit has already been shipped to Statoil of Norway. Negotiations are underway with potential utility partners in Germany, Holland, the UK and the US.


COMMERCIAL/INDUSTRIAL STRATEGY


STIRLING

         We expect our Sigma subsidiary to be the foundation for the development of a full range of Stirling engine micro power products to meet the needs of the commercial and industrial markets.

         Our objective is to provide, through our qualified subcontractors, the central component (the Stirling energy converter) to be applied in combined heat power systems for use in commercial and industrial facilities.

         Stirling's engines can offer businesses substantial economic advantages over traditional power stations in terms of:

         1.       Efficiency, and reliability;

         2.       Environmental friendliness;

         3.       Useful surplus generated heat; and

         4.       Lower price per kilowatt of electric power.

         In terms of efficiency and reliability, Ocean Power believes that Stirling engines will be able to produce both electricity and heat with greater efficiency than traditional power stations because their smaller size and more localized distribution should enable them to not experience losses in transmission and distribution such as are typically experienced by large central generating plants currently in use. Furthermore, any performance failure of a Stirling engine plant should affect fewer customers than failures at central generating plants due to the Stirling's smaller, more local nature of distribution. Therefore the use of Stirling engines as a component of an integrated power grid would increase the reliability of the system at any given time to a larger number of customers. The environmental benefits of Stirling engines result from a lower ambient pressure combustion which generates fewer of the components that contribute to air pollution than traditional large central generating plants.

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

         Ocean Power believes that all of the above referenced factors should contribute to a lower overall cost of both electricity and heat.

         Development is underway on the next generation designs featuring the application of aerospace technology for the hot end of the units. Using the same type of technology used in the manufacturing of thrusters for the Space Shuttle, our engineering team will integrate all of the fluid functions (fuel injection, air mixing, heat transfer, cooling etc.) into one component. We believe that this will result in even smaller and more efficient Stirling engines (through the reduction in the amount of dead volume in the working gas circuit). Provisional patents were filed on November 7th 2000, for this proprietary enhancement of the Stirling engine by us.

         Our micro power strategy for industrial and commercial market is expected to be the same as the residential market strategy and will utilize the same three support levels: energy service companies, original equipment manufacturers, and engine manufacturers as described above in the residential market section.

         In summary our planned objective is to provide, through our qualified subcontractors, the central component (the Stirling energy converter) to be applied in combined heat power systems for use in commercial businesses and industrial facilities. Local energy companies are expected to bring CHP systems to their commercial and industrial customer bases as power supplies that also supply heat. The revenue from selling units to energy service companies should be followed by a share of the increased revenue potential offered by the use of these CHP systems, sold through regional energy companies that are willing to work with us on long-term participation basis.


SOLAR CONCENTRATORS: PHOTOVOLTAIC AND STIRLING

         An additional product line under development for the commercial and industrial micro power market produces electrical power from solar heated Stirling engines and or photovoltaic concentrators.

         We have signed a Technology License Consulting Services and Asset Purchase Agreement with Science Applications International Corporation ("SAIC") to commercialize its solar dish technology with both Photovoltaic Concentrators and Stirling Engines. Since 1992, SAIC has been the prime contractor to the US Department of Energy's National Renewable Energy Laboratory ("NREL") program to develop cost-effective solar systems.

         We are working with SAIC to commercialize its solar dish technology with both photovoltaic arrays and Stirling engines. Solar concentrators work by collecting sunlight from a large area and concentrating it into a small area of photovoltaic solar cells, which produce voltage when exposed to radiant energy. Solar Concentrators are made up of high-temperature photovoltaic cells that can absorb more solar energy than the one sun that flat-plate collectors are designed for. These systems are placed at the focal point of a reflector array (called a dish) that can concentrate 700-1500 suns worth of energy on the cells. These systems run at substantially higher efficiency than flat plate photovoltaic systems (30% vs. 12%) and therefore take up less space and hold the promise of lower cost. Because of current funding constraints, we expect to be able to enter the solar concentrator market and take orders for commercial deliveries in the first half of 2003.


FUEL CELL

         Both Stirling engine and fuel cell technologies hold similar potential for improvements in the areas of efficiency, noise, emissions, simplicity and reliability. Our current projections lead us to believe that, although the Stirling has a lower efficiency limit, it will be lower in cost and more readily manufactured for the next several years. We believe that the ability to manufacture a Stirling engine in a conventional automotive or other type of engine plant without massive capital expenditure by us, makes it an ideal near-term micro power source.

         Since the maximum practical efficiency (or the ratio of the energy delivered by a machine to the energy supplied for its operation) of a Stirling power system is around fifty percent (electrical), we are working on the development of even higher efficiency power systems using fuel cells.

         Because of the efficiency limitations of Stirling engines, we are currently developing proprietary alkaline fuel cell technologies for systems above one kilowatt. We are also developing ambient pressure, proton exchange membrane ("PEM") fuel cells for systems under 1000 watts. These low power systems will be marketed by us through HyPerTec and also used as backups for control and communication electronics in all of its distributed power and water systems. Since the key requirement of a fuel cell is fuel, we are also working on an electrochemical fuel processor. Initially, fuels will be methanol, natural gas and diesel. Later, plant material, vegetation and agricultural waste will be used. Based on the current development plan, we expect to offer the first systems using these technologies as commercial power sources sometime in 2003.

         Our technology in this area falls into three categories, alkaline fuel cells (for systems above 1000 watts), proton exchange membrane fuel cells (PEM for systems under 1000 watts) and hydrogen generation. So far we have kept our technology as trade secrets. We are currently working on patents for those parts that can be better protected by this method. Initial lab demonstration of the low-temperature hydrogen generator started in the second quarter of 2001.
Limited commercial deliveries of small PEM systems should start in Q3 2002. Advanced Alkaline fuel cells will start laboratory tests in late 2002 with projected field testing starting in 2002, and commercial deliveries in late 2003.

         We anticipate that our H2OkW Systems(TM) will use electrical power and heat from its proprietary alkaline fuel cell technology and its related electrochemical fuel processor, which is currently in development. Demonstration of these systems will start in late 2002 with commercial availability planned for late 2003, and remains a development program at this time.

         In June of 2000, we announced that we had entered into a Memorandum of Understanding with Hydrogen Performance Technologies ("HYPERTEC"), a start-up developer of small Proton Exchange Membrane ("PEM") Fuel Cell Systems, and that, in connection with the arrangement, Ocean Power intends to invest $10 million in the development of fuel cell technology and manufacturing support over the following two years. Subsequently, the parties concluded that it would be in their interest for Ocean Power to make HyPerTec a majority owned subsidiary rather than a strategic partner (as initially announced). On September 10, 2000, we signed a non-binding letter of intent to acquire a controlling interest in HyPerTec, pursuant to which we were to receive a minimum fifty one percent of the shares of HyPerTec common stock in exchange for a limited interest in our advanced fuel cell technologies relating to advanced ambient pressure electrodes, catalyst formulations, electrode manufacturing processes, water management techniques, hydrogen generation and storage. This agreement was subject to the negotiation and execution of definitive contracts which we expect to complete in the first half of 2002. Effective January 1, 2001, Blair Aiken, a founder of HyPerTec, joined Ocean Power as Senior Vice-President of Business Development.

         Although we have not yet reached a final agreement with HyPerTec, Ocean Power has raised an initial $3 million in private equity investment in Ocean Power to build lab facilities, develop licenses, initiate manufacturing development and develop product specifications and marketing relationships for fuel cells. Laboratory facilities have been installed at our facility in El Dorado Hills, and testing of our hydrogen generator has commenced. The next phase of development is to complete license arrangements with outside technology sources, and build prototypes of demonstration systems.

         The initial markets will be for communications relays, professional video equipment and military power supplies. Due to funding constraints, the initial prototypes should not start being delivered until the third quarter of 2002. Limited commercial quantities are planned for shipment in the middle of late 2003.


RECENT ACQUISITIONS

         On August 10, 2000, we completed the acquisition of Sigma Elektroteknisk AS, a Norwegian company ("Sigma") located in Holen, Norway, with the exchange of 100% of the shares of common stock of Sigma for 1,718,748 shares of our restricted Common Stock. Sigma is the developer of a 3kW-electrical/9-kW-thermal Stirling Engine power plant for use in a power generation system for the home. As discussed in the audited financial statements of Sigma (Note 6), Sigma is a development stage company with no significant operating results to date, and Sigma's auditors have included a going concern opinion in their report on Sigma's audited financial statement issued as of December 31, 1999. Its net operating loss carry forward as of December 31, 1999 was $6,148,000. Included in the assets of Sigma acquired were three patents directed to energy converters and/or motion transmitting mechanisms for use with Stirling engines, that Sigma had previously purchased from Silent Clean Power i Lund AB, a Swedish Company for $1.3 million.


STRATEGIC RELATIONSHIPS


PERSONAL COMBUSTION POWER ("PCP") PROJECT

         Since October 1997, Sigma has taken part with Statoil Norway ("STATOIL") and the Norwegian Government Development Fund ("SND") in a multi-stage testing program to develop and commercialize a Stirling engine-driven micro Combined Heat and Power unit ("MCHP"). The program started with a market study begun in 1996. In October 1997, the next phase, the development of the working prototypes, began upon installation of the Sigma Stirling at Mongstad and will continue through this year. On October 6, 2000, Sigma shipped the first Stirling engine test container for installation at the test site at Mongstad on the West Coast of Norway. The Stirling test container holds a working prototype 3kW-electrical/9-kW thermal engine developed by Sigma for micro combined heat and power. After installation at the test site, which is operated by Statoil, the planned verification test will be started with natural gas as fuel. This test program is important because it is the first endurance test of a MCHP unit under actual field conditions. Sigma, Statoil and the Norwegian Governmental Development Fund ("SND") are all contributing to this test program.

         Sigma was responsible for directing the manufacture of the Stirling engine and contributing the necessary technology. Statoil has provided Sigma with research advances and it is primarily responsible for conducting the testing of the engine by providing both personnel and natural gas. The advances made by Statoil have been converted to shares of common stock in Ocean Power. SND's contributions for the PCP project have been provided in the form of loans to Sigma for which Sigma has issued notes to SND in the aggregate amount of $734,349 as of December 31, 2000, bearing interest at a variable rate, which was 10.9% as of December 31, 2001. Amounts owed to SND under such notes are not convertible into shares of Sigma capital stock, but SND is entitled to certain royalties in the event that Sigma realizes between $30 and 40 million in accumulated sales from the commercialization of the technology developed from the PCP project. Negotiations are underway with Statoil to extend this program into the multi-phase commercialization of this technology over the next several years.


KOCKUMS, SWEDEN

         Kockums has some 30 years experience in developing and building Stirling engines. On November 14, 2000, Kockums signed a cooperative development agreement with Sigma and is supporting the development of a mass-producible version of the Sigma engine. Their support is in the form of engineering consulting. This includes computer modeling to predict the performance of a specific design for the Stirling engine under a wide range of operating conditions prior to actual construction of the unit. At the same time, Sigma will be able to provide its services and proprietary technologies to Kockums. This will allow Sigma to better focus on the commercialization of the 3 kW unit by obtaining consulting services from Kockums in the area of design and engineering. We believe that as Sigma concentrates its efforts in supporting the distributed Heat & Power market and Kockums builds engines for military applications, Sigma will benefit from sharing of know-how with Kockums.

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

         The  overall  Ricardo  program  has  four  separate   contract  phases:
preliminary design, design, prototype development and production. The preliminary design phase has been completed. On February 23, 2001, we entered into a contract with Ricardo for the design phase of the program. Ricardo will perform a design evaluation for Sigma's 3kW Stirling engine for meeting durability and reliability targets, and to develop the design for manufacturing volumes for Sigma's 3kW Stirling engine. Due to our funding constraints, Ricardo has suspended completion of its design evaluation work until funds are available to pay for the work and has obtained a judgment against Sigma for the sums owed for services rendered to date. The engine is intended to power Sigma's household-size micro combined heat and power units.


BAXI GROUP LTD.

         On March 6, 2001, Ocean Power's wholly owned subsidiary, SIGMA, entered into a collaboration agreement with Baxi Group Ltd. (a manufacturer of heating systems in Europe). The objective of the agreement is for Sigma and Baxi to collaborate in developing and marketing a prototype combined heat and power product ("MICRO-CHP") package for residential use in the United Kingdom consisting of the Sigma Energy Converter (Sigma Stirling engine) in a metal cabinet which also contains controls, tanks and electrical connections to both heating and power systems. The prototype Micro-CHP package is intended to be installed in older and larger houses as replacements for boilers that have reached the end of their service life.

         It is contemplated that Sigma will continue its development of Stirling engines and Baxi will work on the ancillary parts to complete the Micro-CHP package. Baxi will act as systems integrator. The agreement calls for the parties to work together in assigning sufficient priority and allocating necessary resources (which have already been budgeted by Sigma) to the project to develop the package in a mutually agreeable time frame, which is currently anticipated to be by mid-2002. Information and data resulting from the collaboration will be equally shared by both parties, however, each party retains its own intellectual property rights for its inventions. The micro-CHP package is intended to be a possible replacement for Baxi's boiler products which are owned and sold throughout the United Kingdom. Baxi's experience in this residential market is of great value in helping address issues of specification, performance, code compliance, operation and maintenance issues as well as installation.

         Under the agreement, the parties are free to work in parallel with third parties on other micro-CHP projects. Pursuant to the terms of the collaboration agreement, each party pays its own expenses. The agreement has no fixed termination date, but can be terminated at any time by either party on three months' notice. Subject to satisfactory results during the term of the agreement, the parties would transform the agreement into a long-term commercial agreement by July 2002. The terms of a long-term commercial agreement have not been negotiated. No assurance can be given that the long-term agreement will be entered into.


EEM

         EEM of San Diego and Moscow develops commercial products, for real-time monitoring of air and water quality, based on the proprietary technology developed for air and water monitoring by the Soviet/Russian space program. The initial microprocessor based units will monitor air-quality in the exhaust of Ocean Power's Stirling systems. Subsequent systems will be designed to eliminate the need for sending water samples to laboratories.

         The attraction of these monitoring systems is the ability to monitor both air quality and water quality in real-time without resorting to taking samples that have to be sent to outside labs for analysis. This has several advantages such as: a) better feedback for autonomous operation; b) reduced operating and maintenance costs; c) unique water safety capabilities.

         On June 8, 2000, EEM agreed to negotiate with us for an exclusive worldwide license for the use of their technologies in seawater desalination. On November 15, 2000, we entered into a Memorandum of Understanding with EEM to exploit a wider range of applications for EEM's technologies in the areas of water and gas monitoring. The first two test units were received by Ocean Power on November 14, 2000, and our preliminary testing indicates that they perform as designed with respect to ozone and hydrogen concentration detection. Additional sensors for a wide range of other gases will be delivered for testing verification. Also the water sensors for metals and salts are in development and will be delivered to Ocean Power for testing when development by EEM is completed.

         Once these sensors have been tested and validated, in a certified independent laboratory, a system designed to optimize the performance of Ocean Power's Stirling system will be built. When available, it will be integrated into the field test units for endurance testing. Ocean Power believes that real-time monitoring will offer substantial savings through increased reliability and the ability to offer emission credits for sale in real-time.


EPRISOLUTIONS

         On February 20, 2001, we entered into a non-binding agreement with EPRIsolutions ("EPRI"), a subsidiary of the Electric Power Institute, whereby EPRI will support our efforts in the market introduction in the United States of the Sigma Stirling engine. The agreement is conditioned upon the development on a best efforts basis and execution of definitive agreements, which would require EPRI to provide the following services: (1) to conduct initial baseline performance testing of the Stirling engine and tests to assess its ability to meet U.S. electrical interconnection and power quality requirements; (2) to obtain commitments from electric and gas utilities in the U.S. and Canada for 20 test units for U.S. field testing; and (3) to facilitate the organization of an electric and gas utilities users group who would have the option to be a U.S. or Canadian distributor of our Stirling engine. We expect that the definitive agreements would also require us to form a new subsidiary corporation (in which SAIC would also hold a minority interest) through which the SIGMA Stirling engines would be sold in the United States and Canada. We anticipate that EPRI and the participating electric and gas utilities would receive an equity interest in the new corporation, in amounts to be agreed upon. Each participating electric and gas company would also be granted an option to be a U.S. or Canadian distributor of the SIGMA Stirling engine.

         On November 5, 2001 the Company's subsidiary, Powerco US, Inc. and EPRIsolutions entered into an equipment lease and fixed price services agreement for a term of 14 months, commencing November 21, 2001. Powerco will lease to EPRIsolutions for the term of the agreement and deliver to its EPRI-Peac facility in Knoxville, Tennessee a Sigma beta Stirling engine generator. EPRIsolutions will conduct a technology assessment and baseline testing and validation of the engine as part of a collaboration between Powerco and EPRIsolutions to test and evaluate market entry of Stirling engines and pilot marketing introduction of beta systems to North America energy companies. In exchange for the lease of the equipment support, services will be provided by Powerco and shipping costs for the engine, EPRIsolutions will pay to Powerco a firm fixed price of $79,000. At the end of the test period, EPRIsolutions will prepare and deliver to Powerco a final report on the results of its baseline tests of the engine unit. Additionally, EPRIsolutions will receive an option to purchase stock in Powerco for a value equal to $75,000 at the market value of the stock at the time of exercise, exercisable after the conclusion of the testing period provided in the agreement.


BATTELLE MEMORIAL INSTITUTE, PACIFIC NORTHWEST DIVISION

         On October 12, 2000, we entered into a Memorandum of Understanding with Battelle Memorial Institute, Pacific Northwest Division ("BATTELLE"), pursuant to which Ocean Power would test and evaluate the commercial viability of ozone generator technology that was developed by Battelle and the Kharkov Institute of Physics and Technology ("KIPT") of the Ukraine with funds provided by the United States Department of Energy Initiatives for Proliferation Prevention Program, and provide Battelle with written evaluations and data. Battelle has proposed for our continued participation in the project to develop a proposal for the Department of Energy's approval of further study of this technology for a specific field of use. We intend to continue our participation in the project.


ORGANIC POWER

         On March 14, 2001, we entered into a non-binding letter of intent, terminable at any time by either party, with Organic Power, a Norwegian company, to negotiate for an exclusive license to use Organic Power's gasification technology in the areas of distributed power and seawater desalination in those geographical regions currently covered by our joint venture agreements or heads of agreement -- Greece and Greek Cyprus, Mexico, and twenty-eight countries, territories and islands in the Caribbean region. The non-binding Agreement to negotiate this license was to automatically terminate on June 30, 2001 if a definitive license agreement was not executed by the parties. The parties have extended the deadline for reaching a definitive license agreement and have expanded the negotiations to include a potential exclusive license to market Organic Power's SK 1000 gasification units for thermal conversion of solid waste to energy in other markets as well. The parties expect to complete their negotiations within the second quarter of 2002.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

         Effective April 4, 2001, the Company signed a Technology License Consulting Services, and Asset Purchase Agreement with SAIC. Terms of the agreement are as follows: SAIC will grant to the Company a non-exclusive royalty-bearing right and license under the SAIC Technology to make, use, import, offer to sell, and sell components, sub-assemblies or systems for concentrating solar energy incorporating SAIC Technology in the United States and Canada. The term of the agreement will continue until the date of the expiration of the last of the SAIC Patents. The Company's obligation to pay royalties will continue until the sooner of either 30 years of the expiration of the last SAIC patent. SAIC will have the right to terminate this agreement if the Company has failed to fund the $4,000,000 in the SAIC solar dish development in two years or to timely make any royalty or minimum royalty payment, SAIC shall also have the right to terminate this agreement or renegotiate the royalty of this agreement if the Company has failed to deliver equity in a new business entity to SAIC. Ocean Power has formed a new business entity, Powerco, US, Inc. a Delaware Corporation and is currently negotiating with SAIC the terms of a shareholder agreement. SAIC will own 5% of the corporation and Arizona Power will own 0.5%.

         The Company will be obligated to pay the following royalties based on the net selling price of any licensed product in accordance with the following schedule: (a) Three percent of the set selling price for all sales made during the royalty term until after the cumulative total of royalties exceeds $100,000;
(b) Two and One-Half percent of net selling price for all sales made during the royalty term after the cumulative total paid to SAIC exceeds $100,000, and until the cumulative total exceeds $500,000; and (c) Two percent of the net selling price for all sales made during the royalty term once the cumulative total royalty exceeds $500,000. During the royalty term, the Company shall make the following minimum royalty payments: Contract year 1: no amounts due, Contract year 2: minimum amount due is $25,000, Contract year 3: minimum amount due is $50,000, and Contract year 4 and thereafter: minimum amount due is $100,000. The Company is required to deliver to SAIC a report of its activities relating to the preceding calendar quarter within 30 days after the end of each quarter.

         On September 1, 2001, the Company and SAIC entered into a Professional Services Agreement as it relates to time and materials. The terms of the agreement are as follows: (1) the period of performance is from September 1, 2001 to August 31, 2003. (2) SAIC is to consult and develop a program to create a viable near-term solar dish concentrator power system for electrical power production. This program consists of four tasks: Task 1 relates to advanced dish development, Task 2 consists of marketing and business development, Task 3 consists of receiver development and Task 4 consists of product testing and specification. The estimated costs of these four tasks combined is $7,700,000. The Company is required to pay SAIC monthly on a `time and materials' basis for labor expended and costs and expenses incurred. The Company was to make an initial payment of working capital to SAIC of $200,000 and to thereafter replenish the level of working capital by making payments to keep the balance of working capital at $200,000. The Company is required to maintain the $200,000 working capital balance until SAIC has been paid $6,800,000. Thereafter, SAIC has the right to draw down on the working capital until the $7,700,000 is expended. At December 31, 2001, the Company accrued $101,699 relating to expenses incurred by SAIC. Due to the lack of available funds, the Company has not made the required $200,000 working capital deposit.


ELEKTRYON, INC.

         On October 10, 2001 the Company and Elektryon, Inc., entered into a licensing agreement whereby the Company was granted the non-exclusive right and license within the United States and the exclusive world-wide right and license outside the United States to buy, make, have made, use, distribute, install, offer to sell and sell generators designed to power large commercial sites which utilize Elektryon's patented improvements. The term of the agreement is 5 years. The Company must pay to Elektryon the sum of $150,000, and a price per licensed product to be agreed upon by the parties from time to time, which shall in no event exceed the lowest price charged to any other third party purchase of Elektryon's licensed products. As a further consideration, the Company must pay five percent (5%) of the raw cost of any licensed product, on a per unit basis, which the Company makes or has made by any party other than Elektryon.

         On January 29, 2002, Ocean Power signed an Asset Purchase Term Sheet with Elektryon, to acquire certain of its assets including rights to the 100kW Powr/Mastr product line. The Powr/Mstr product is a packaged generator designed to operate on natural gas as a backup or peak power supplier. The Term Sheet confirms that Ocean Power has an exclusive license to the Powr/Mstr product outside the US and a non-exclusive license within the US, but waives the initial $150,000 license fee. This license will cover the period necessary to complete a definitive Asset Purchase Agreement, obtain a fairness opinion from Ocean Power's investment banker and obtain satisfaction of all other conditions of sale.

         The price for the purchase will be paid in common stock only against three milestones; (1) $7,000,000 in Ocean Power common stock (at the 20-day average price at the time of closing or $2.00 per share, whichever is higher) upon final transfer of all assets to Ocean Power; (2) $8,000,000 in common stock (at the 20-day average price at the time of closing or $4.00 per share, whichever is higher) when the Powr/Mastr achieves 10,000 hours of continuous failure-free operation or when the Company achieves $6,250,000 worth of sales over a three month period with a minimum gross margin of 30%, whichever comes first; and (3) $10,000,000 of common stock (at the 20-day average price at the time of closing or $6.00 per share, whichever is higher) when the Company achieves the final milestone. The purchase is subject to the satisfaction of other conditions set forth in the term sheet, including approval by the Board of Directors of the respective companies, a fairness opinion from Ocean Power's investment banker and court approval of the purchase as part of a Chapter 11 plan of reorganization by Elektryon. Ocean Power filed a Current Report on Form 8-K on February 6, 2002 with the Securities and Exchange Commission reporting this event.


COMPETITION

         In the general sense, competition to Ocean Power's distributed power generation systems comes from existing distribution systems many of which adequately supply their customers at affordable prices. Therefore, we are aiming at markets without adequate power available, no existing infrastructure or a need for the increased reliability offered by distributed systems.

         In all of our markets, we intend to team with a major power provider to provide project financing, operation, installation, maintenance and training. It will be these power providers that will have to decide which technology best serves their markets.

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

         Potential  competitors   developing,   commercializing,   producing  or
marketing systems for distributed, combined heat and power are working in the following four areas:

         1. Gas Engines (IC Otto): Honda, Japan; Marathon, USA; Wartsila, Finland; Onan, USA.

         2. Micro-turbines: Capstone, USA; Allied Signal, USA; Siemens, Germany.

         3.  Stirling  Engines:  Schweizerische   Industrie-Gesellschaft  (SIG),
Switzerland; WhisperTech, New Zealand; Solo, Germany; STM, USA; STC, USA; Sunpower, USA.

         4. Fuel Cell (Proton  Exchange  Membrane ("PEM") or Solid Oxide ("SO"):
Dais-Analytic,  USA; Plug Power, USA; Vaillant,  USA; Ballard,  Canada; H Power,
USA.

         Within these four technology areas, development has advanced the farthest within the area of gas engines. This is due to the fact that such engines are based on well established commercial technologies offering long practical experience and low cost, which of course greatly facilitates further development. They also have been used for larger CHP installation for some time now. Micro-turbines have made significant strides over the last several years but their most optimistic cost projections (~$500/kW according to Bear Sterns Distributed Generation Survey of 2000) don't approach those of Stirling engines regarding efficiency, cost, noise or emissions. Fuel cells have so far been used commercially only to a very limited extent, and only in medium scale applications (~ 200 kWe). Their application for micro-CHP has been intensively investigated only in the last 3 to 4 years, with practical demonstration of systems for the first time in 1998/99.

         The main competitive feature of the Stirling technology versus the other three technologies is cost:

         o Gas engines require damping, catalytic converters and filters, additional heat exchangers, and more extensive maintenance, which makes the product of the OEMs (i.e., the micro-CHP system) more expensive.

         o Micro turbines are noisier, less efficient and have higher emissions than Stirling engines.

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

         We also own four United States patent applications. These patent applications are directed to: (i) water pretreatment for desalination applications, (ii) components and processes related to the evaporation stage of a distillation system and (iii) certain improvements involving platelets, to the fabrication of manifolds for a Stirling engine. The patents resulting from those applications will expire twenty years after the filing of the non-provisional applications.

         Through a license agreement with STM, Inc./General Stirling, we had an exclusive license (to practice the technology in question for any commercial purposes related to the removal of salt from sea water) under thirty-eight issued United States patents and over fifty issued non-U.S. patents, including German, Australian, European Community and Patent Cooperation Treaty ("PCT") patents. The Company elected to permit the license to become non-exclusive because the cost of maintaining exclusivity could not be justified from a business judgment perspective. These patents are all directed to design and performance improvements and enhancements to Stirling engine technology, in areas including, but not limited to, power and speed control, heat management, solar energy management and fluid distribution.

         Through Ocean Power's license agreement with Aquamax/Keeran, Ocean Power has (i) an exclusive, worldwide license (within the field of seawater desalination) under more than sixty patents and patent applications, including issued patents in a variety of foreign countries and international patent applications and (ii) an exclusive worldwide sub-license (within the aforementioned field of use) for a variety of rights licensed to Aquamax/Keeran. All of the patents covered by the license agreement are directed to the fabrication and operation of distillation equipment, including but not limited to structural improvements, manufacturing techniques and performance enhancements which increase efficiency and reduce cost of manufacture. Aquamax/Keeran's worldwide license under the Hadwaco patent application and their sub-license of this technology to us is subject to arbitration between us and Aquamax/Keeran. For a discussion of this dispute, see the disclosure above in Strategic Relationships -- Aquamax International Holdings BV and Keeran Corporation.

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

         Ocean Power applied to the U.S. Patent and Trademark Office to register the mark H2OkW Systems as a trademark for use in the sale of goods and service relating to water desalination and purification systems used to produce water and energy. This application, based on Ocean Power's intent to use the trademark, was granted in 2001.

         Ocean Power also owns the mark "[SIGMA] Inside" which has been registered as a trademark in Norway for use by Ocean Power's subsidiary, Sigma Elektroteknisk, A.S. The patents owned by Ocean Power, or to which Ocean Power has licensed rights, have expiration dates ranging from 2002 to 2018. In addition to patent and trademark protection, we also plan to make use of copyright protection, in the United States and abroad, to protect proprietary software, technical manuals and other writings that we may develop in connection with our business methods and processes. We will also continue to use trademark registration to protect the good will associated with the Ocean Power name and with specific branded products which we expect to produce and sell. We also maintain our trade secrets and invention disclosures in accordance with a rigorous set of policies and procedures developed in conjunction with our outside intellectual property law firm.


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

         The Company's approach to these issues is straightforward. In the downstream direction, all joint venture partners or utility customers will be required to handle all permitting issues for their territories. This includes fire, air quality and construction codes.

         All systems will be designed and built to applicable regional standards, such as the National Electrical Code, in the United States. All vendors and subcontractors will be required to manufacture to both ISO 9000 and ISO 14000 international standards.

         Components and subsystems will be used that have already passed all relevant governmental and industry standards. When new components are developed, where needed, they will be put through the appropriate certification processes by such independent entities as Underwriters Laboratory or Gas Research Institute.

         In all instances, new certifications will be done to the strictest standard extent. For example, all air quality certification will be done in California under the supervision of the California Air Resources Board. Their stamp of approval is accepted in most of the rest of the world where Ocean Power plans to do business.


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

         We have established the following requirements for Water Quality of the World Health Organization, the European Community, the U. S. Environmental Protection Agency and of the Company itself. Our standards are more stringent than the above governmental agencies.

                                      WATER QUALITY
                         (A SUMMARY OF DRINKING WATER STANDARDS)
                 (VALUES IN MILLIGRAMS PER LITER, EXCEPT FOR PH LEVELS)
--------------------------------------------------------------------------------------------
CONSTITUENTS POWER          WHO(2)            EC(3)            EPA(4)            OCEAN
--------------------------------------------------------------------------------------------

TOTAL DISSOLVED
  Solids (TDS)          Less than or     Less than or      Less than or     Less than or
                        equal to 100     equal to 200      equal to 500     equal to 50
  pH (Units)            --               --                6.5-8.5          5.5-8.5



                                      WATER QUALITY
                         (A SUMMARY OF DRINKING WATER STANDARDS)
                 (VALUES IN MILLIGRAMS PER LITER, EXCEPT FOR PH LEVELS)
--------------------------------------------------------------------------------------------
CONSTITUENTS POWER          WHO(2)            EC(3)            EPA(4)            OCEAN
--------------------------------------------------------------------------------------------
  Sodium                Less than 200    Less than 20      No standard      Less than 20
  Chloride              Less than 250    Less than 25      Less than 250    Less than 25
  Brome                 --               --                --               Less than 25
  Heavy Metals          --               Less than 30      Less than 1      Less than or
                                                                            equal to EPA
                                                                            (0.5-1.0)

TURBIDITY
  Natural Turbidity
    Unit's Odor         --               --                --               3
  Threshold Taste       --               --                --               01 or 02(1)
  Caliform              No standard      No standard       Less than 1      0
                                                           colony/100ml
  Giardin Lambilla      No standard      No standard       0                0
  Le Gionella           --               0                 0                0

-------------------------------------------------------------------------------------------------------------------

(1) International Association on Water Pollution Research and Control Flavor Wheel for Drinking Water, WATER QUALITY BULLETIN, Vol. 13, No. 2-3, 1988.


(2) WHO is the World Health Organization; standards are derived from "GUIDELINES FOR DRINKING WATER," Second Edition, Volume 1, World Health Organization, Geneva, 1993.


(3) EC is the European Community; standards derived from "WATER FRAMEWORK DIRECTIVES," 23 October 2000, as being implemented by several Member Nations, and the EU Council Directives 80/778/EEC and 98/83/EC.


(4) EPA is the United States Environmental Protection Agency, "NATIONAL PRIMARY DRINKING WATER REGULATIONS," August 5, 1999.



         Ocean Power recognizes that compliance with these laws and regulations is mandatory and penalties usually exist in the event of non-compliance. Further, it is anticipated by Ocean Power that changes to these laws and regulations may require improvements to desalination systems, which may require additional capital and increase operating costs in order to remain compliant. Such changes, together with the level of enforcement, could adversely impact financial performance of Ocean Power during the period of change.

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

         UNITED STATES: The dominant regulations within the United States are the EPA, Office of Water, National Primary and Secondary Drinking Water Regulations. Individual states, such as California, have built upon these standards and added further specific standards, for water. California has numerous other laws, which will regulate the technical operation, location, and performance of Ocean Power's desalination systems. Among such standards are, the California Coastal Commission regulations and the State Water Resources Board for Water Quality Control of Ocean Waters. Other US environmental laws, which might impact Ocean Power's water operations, are the Clean Air Act, the Resource Conservation and Recovery Act, the Emergency Planning and Community Right to Know Act, and the Comprehensive Environmental Response, Compensation and Liability Act. Caribbean Area: Through various treaties and agreements, such as the Caribbean Basin Initiative, the Caribbean Basin has adopted US EPA standards for water and environmental protection.

         GREECE AND CYPRUS: Because of its membership in the European Union, this region is adopting the European Community Framework Directive.

         MEXICO: As a result of the NAFTA treaty and ongoing negotiations between the US and Mexico regarding environmental standards, Ocean Power believes that compliance with US EPA standards and regulations will satisfy current and developing standards in Mexico.


EMPLOYEES

         As of the date hereof, Ocean Power employs 40 full-time employees, including the President, the Vice-President, the Secretary/Treasurer, 2 executive assistants to the President and Vice-President, 2 Chemists, the Manufacturing Manager, the Design Engineer and an administrative assistant. Ocean Power hires independent contractors on an as-needed basis only. Ocean Power has no collective bargaining agreements with its employees. Ocean Power believes that our employee relationships are satisfactory. In the long-term, we will add staff through acquisitions and will attempt to hire additional employees as needed based on our growth rate.


CERTAIN BUSINESS RISK FACTORS

         We are subject to various risks which may have a material adverse effect on our business, financial condition and results of operations, and may result in a decline in our stock price. Certain risks are discussed below:


WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

         We have historically lost money. In the year ended December 31, 2001 and year ended December 31, 2000, we sustained net losses from operations of $17.5 million and $9.1 million, respectively. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.


WE WILL NEED TO RAISE ADDITIONAL CAPITAL TO FINANCE OPERATIONS

         Our operations have relied almost entirely on external financing to fund our operations. Such financing has historically come from a combination of borrowings from and sale of common stock to third parties and funds provided by certain officers and directors. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing will be required to cover our operating costs. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price.


THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN DUE TO RECURRING LOSSES AND WORKING CAPITAL SHORTAGES, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING

         The report of our independent accountants on our December 31, 2000 financial statements, as noted in Note 11 and our December 31, 2001 financial statements, as noted in Note 9 included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages. Our ability to continue as a going concern will be determined by our ability to obtain additional funding. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.


OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY

         Prior to this offering, there has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

OUR COMMON STOCK IS DEEMED TO BE "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO RESELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS

         Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

         o     With a price of less than $5.00 per share;

         o     That are not traded on a "recognized" national exchange;

         o Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or

         o In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

         Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.


WE COULD FAIL TO RETAIN OR ATTRACT KEY PERSONNEL

         Our future success depends, in significant part, on the continued service of Joseph P. Maceda, our President, Robert L. Campbell, one of our Vice-Presidents, J. Michael Hopper, our Secretary/Treasurer and certain other key executive officers, managers and sales and technical personnel who possess extensive expertise in various aspects of the desalination industry, fuel cells and the power generation industry, including Philip Johnson, our Vice-President of International Operations, and Svein Hestevik, Chief Executive Officer of Sigma Elektroteknisk. We cannot assure you that we would be able to find an appropriate replacement for any of our key personnel. Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan. It could also result in our failure to create and maintain relationships with strategic partners that are critical to our success. We have entered into employment agreements with Messrs. Maceda, Campbell and Hopper and certain other officers and managers. We do not presently maintain key-man life insurance policies on any of these officers.

         In addition, our business plan relies heavily on attracting and retaining industry specialists with extensive technical and industry experience and existing relationships with many industry participants. Our business plan also relies heavily on attracting and retaining qualified technical employees so we can fully develop and enhance our technology. The markets for many of our experienced employees are extremely competitive. We cannot assure you that we will be successful in our efforts to recruit and retain the personnel we will need, and our failure to do so could adversely affect our business.


OUR PROJECTS ARE EXPECTED TO REQUIRE SUBSTANTIAL UP-FRONT COSTS BEFORE ANY REVENUES WILL BE REALIZED

         A significant portion of our revenue is expected to be derived from substantial long-term projects which require significant up-front expense to us. There can be no assurance that revenues will be realized until the projects are completed or certain significant milestones are met. Our failure, or any failure by a third-party with which we may contract, to perform services or deliver interactive video products on a timely basis could result in a substantial loss to us.

         In addition, difficulty in completing a project could have a material adverse effect on our reputation, business and results of operations. In certain instances, we may be dependent on the efforts of third parties to adequately complete our portion of a project and, even if our products and processes perform as required, a project may still fail due to other components of the project supplied by third parties.


WE MAY NOT BE ABLE TO EFFECTIVELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS

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

         We own several Internet domain names, including www.power.com. The regulation of domain names in the United States and in foreign countries may change. Regulatory bodies could establish additional top-level domains or modify the requirements for holding domain names, any or all of which may dilute the strength of our name. We may not acquire or maintain our domain name or additional common names in all of the countries in which our marketplace may be accessed, or for any or all of the top-level domains that may be introduced. The relationship between regulations governing domain names and laws protecting proprietary rights is unclear. Therefore, we may not be able to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights.

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


RISK OF THIRD PARTY CLAIMS OF INFRINGEMENT

         Technology-based industries, such as ours, are characterized by an increasing number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert patent, copyright and other intellectual property rights to technologies that are important to us. While there currently are no outstanding infringement claims pending by or against us, we cannot assure you that third parties will not assert infringement claims against us in the future, that assertions by such parties will not result in costly litigation, or that they will not prevail in any such litigation. In addition, we cannot assure you that we will be able to license any valid and infringed patents from third parties on commercially reasonable terms or, alternatively, be able to redesign products on a cost-effective basis to avoid infringement. Any infringement claim or other litigation against or by us could have a material adverse effect on us.


NO ASSURANCE OF TECHNOLOGICAL SUCCESS

         Our ability to commercialize our products is dependent on the advancement of our existing technology. In order to obtain and maintain a significant market share we will continually be required to make advances in technology. We cannot assure you that our research and development efforts will result in the development of such technology on a timely basis or at all. Any failures in such research and development efforts could result in significant delays in product development and have a material adverse effect on us. We cannot assure you that we will not encounter unanticipated technological obstacles which either delay or prevent us from completing the development of our products and processes.

         We believe there are certain technological obstacles to be overcome in order to develop future products. In the field of water desalination, these obstacles include proof of long-term stability of hydrophilic coatings, long-term effective control of water chemistry through physical effects and efficient operations of the hypercritical ejector. In the distributed power field, these obstacles include successful testing for materials, equipment endurance and overall system performance and the development of repeatable manufacturing processes. In certain cases, we will be dependent upon technological advances which must be made by third parties. We cannot assure you that they or such third parties will not encounter technological obstacles which either delay or prevent us from completing the development of our future products. Such obstacles could have a material adverse effect on us.


CERTAIN OF OUR PRODUCTS AND SERVICES ARE REGULATED BY THE GOVERNMENT, WHICH MAY IMPOSE BURDENSOME REGULATIONS ON US

         Both the distribution of water industry and the power generation industry are subject to governmental regulation. However, because of the uncertainties surrounding the applicability of these rules to our current or future business activities, we cannot be sure that we have been and will remain in compliance with all applicable laws and regulations. Our failure to comply with all applicable laws and regulations may result in the revocation or denial of required licenses and approvals, government or private legal action, civil and criminal liability and indemnification liability to third parties, among other consequences. Such consequences could have a material adverse effect on us.

         We rely upon, and contemplate that we will continue to rely upon, our corporate partners to comply with applicable regulatory requirements. We cannot assure you that such regulations will not materially adversely affect us by jeopardizing the projects in which we are participating, by imposing burdensome regulations on the users of our products, by imposing sanctions that directly affect us, or otherwise. Changes in the regulatory environment relating to the industries in which we compete could have a material adverse effect on us. We cannot predict the effect that future regulation or regulatory changes may have on our business.


OUR LIMITED OPERATING HISTORY AND OUR EVOLVING BUSINESS MODEL MAKE IT DIFFICULT TO EVALUATE OUR PROSPECTS

         Our company began pursuing operations in the distributed water and distributed power industries in 1997. Our limited operating history makes it difficult to predict our future prospects, which are subject to the risks, expenses and uncertainties encountered by early stage companies in new and rapidly evolving markets. These risks include:

         o     our unproven and evolving business model;

         o     the potential development of comparable services by competitors;

         o whether we can maintain and improve our technology to meet the needs of our customers and to facilitate the offering of the products and services contemplated in our business model; and

         o     our ability to manage our growth.


INCREASING COMPETITION COULD ADVERSELY AFFECT OUR MARKET SHARE AND FINANCIAL PERFORMANCE

         Although we do not currently believe there are any direct competitors in the industries or markets in which we are operating or in which we intend to operate, we expect competition from various other companies to occur and grow. Many of our potential competitors are more established than we are and have greater financial resources than we do. Some of our competitors have greater marketing capabilities and technological and personnel resources than we do. As a result, compared to us, these competitors may:

         o     develop and expand their offerings more quickly;

         o     adapt more swiftly to new or emerging technologies;

         o take advantage of acquisitions and other opportunities more effectively;

         o     devote more resources to sales and marketing; and

         o more effectively use existing relationships with clients and strategic partners with recognized brand names to market and sell their services.


OUR STRATEGY DEPENDS IN PART UPON OUR ABILITY TO SUCCESSFULLY INTRODUCE NEW PRODUCTS

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


WE MAY BE UNABLE TO ENTER INTO OR MAINTAIN STRATEGIC ALLIANCES

         We have entered into certain strategic alliances to allow us to expand our offerings in different areas of the world and to otherwise further our business objectives, including strategic alliances with Statoil Norway, and the Norwegian Government Development Fund, Kockums of Sweden, Ricardo, US, EEM, EPRI Solutions, Battelle Memorial Institute, Pacific Northwest Division, Organic

Power of Norway, Malta Desalination Services Corporation, Fort Ord Reuse Authority, Science Applications International Corporation, Arizona Public Service and Elektryon. We intend to enter into other such relationships in the future to continue to increase the size of the market to which we offer our goods and services. It is possible that neither our current nor future alliances will generate the number of new customers or the increased business that we intend.


WE MAY NOT BE ABLE TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGES

         The distributed water and distributed power industries are characterized by rapid technological change, varying usage and client requirements and preferences, frequent introduction of products and services embodying new technologies and the emergence of new industry standards and practices that could render our existing technology and systems obsolete. Our future success will depend on our ability to enhance and improve the responsiveness, functionality, accessibility and features of our software transaction processing systems. We expect that our marketplace will require extensive technological upgrades and enhancements to accommodate many of the new products and services that we anticipate adding to our marketplace. We cannot assure you that we will be able to expand and upgrade our technology and systems, or successfully integrate new technologies or systems we develop in the future, to accommodate such increases in a timely manner.


WE MAY NOT EFFECTIVELY MANAGE OUR GROWTH

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


DELAWARE LAW AND OUR CHARTER MAY INHIBIT A TAKEOVER OF OUR COMPANY THAT STOCKHOLDERS MAY CONSIDER FAVORABLE

         Provisions of Delaware law, such as its business combination statute, may have the effect of delaying, deferring or preventing a change in control of our company. In addition, our Certificate of Incorporation authorizes the issuance of blank check preferred stock (that is, preferred stock which our board of directors can create and issue without prior stockholder approval) with rights senior to those of our common stock. These provisions may have the effect of delaying or preventing changes of control or management of our company, even if such transactions would have significant benefits to our stockholders. As a result, these provisions could limit the price some investors might be willing to pay in the future for shares of our common stock.


WE ARE CONTROLLED BY A GROUP OF OUR EXISTING STOCKHOLDERS, WHOSE INTERESTS MAY DIFFER FROM OTHER STOCKHOLDERS

         Joe Maceda, Robert Campbell and Gloria Rose Ott currently own approximately 29%, 18%, and 7% of our common stock. In addition, our executive officers and directors, in the aggregate, own approximately 57% of our common stock. Accordingly, our directors and executive officers, whether acting alone or together, will have significant influence in determining the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of these stockholders, may differ from the interests of the other stockholders.


WE MAY BE EXPOSED TO INTERNATIONAL BUSINESS AND CURRENCY FLUCTUATION

         Although we are not currently dependent on international sales for any of our revenue, we still face the risks of international business and associated currency fluctuations, which might adversely affect our operating results. These risks include potential regulation of our technology by foreign governments, general geopolitical risks associated with political and economic instability, changes in diplomatic and trade relationships, and foreign laws affecting our industry generally. Our risks of doing business abroad also include our ability to develop and maintain distribution relationships on favorable terms. To the extent we are unable to favorably develop and maintain distribution agreements or make alternative arrangements, any future revenue may be decreased from our international operations.

WE HAVE BEEN INFORMED OF AN INFORMAL SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

         We have been informed that the staff of the Division of Enforcement of the Securities and Exchange Commission is conducting an informal investigation concerning our company and past sales of securities and accounting policies relating to the company's acquisition of Sigma Electroteknisk and our transactions with Aquamax International Holdings, BV and Keeran Corporation N.V. We are cooperating with the inquiry. We cannot predict the length nor the potential outcome of this informal investigation, nor any potential impact on our company or our operations.


A JUDGMENT HAS BEEN AWARDED AGAINST OUR SUBSIDIARY IN CONNECTION WITH A LAWSUIT FILED BY RICARDO INC.

         On  October  5,  2001,   Ricardo  Inc.  filed  a  lawsuit  against  our
subsidiary, Sigma Elektroteknisk AS in the Forliksklage Court (Minor Civil Court) of Norway. The lawsuit sought a judgment for costs incurred and services rendered by Ricardo Inc. pursuant to a contract with Sigma related to the design and procurement of prototype parts for the Sigma MCHP Stirling engine lower end. A judgment was awarded in December 2001 without opposition in the total amount of $1,458,248. We have accrued $1,458,248, which is included in accounts payable. We are currently negotiating with Ricardo Inc. the terms of a forbearance agreement, which will extend the date when payment will be due. We cannot predict whether we will be successful with this negotiation.


EXISTING SHAREHOLDERS WILL EXPERIENCE SIGNIFICANT DILUTION FROM OUR SALE OF SHARES UNDER THE EQUITY LINE OF CREDIT AND THE SALE OF CONVERTIBLE DEBENTURES

         On November 29, 2001, we entered into an Equity Line of Credit with an investor. Pursuant to the Equity Line of Credit, we may, at our discretion, sell to the investor shares of common stock for a total purchase price of up to $10.0 million. The sale of shares pursuant to the Equity Line of Credit will have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price is the more shares of common stock we will have to issue under the Equity Line of Credit to draw down the full amount. If our stock price is lower, then our existing stockholders would experience greater dilution. On February 13, 2002, we filed a registration statement on Form SB-2 registering 13,720,270 shares of our common stock on behalf of certain selling shareholders.


THE  INVESTOR   UNDER  THE  EQUITY  LINE  OF  CREDIT  WILL  PAY  LESS  THAN  THE
THEN-PREVAILING MARKET PRICE OF OUR COMMON STOCK

         The common stock to be issued under the Equity Line of Credit will be issued at a 5% discount to the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five consecutive trading days after the notice date. These discounted sales could cause the price of our common stock to decline.


SELLING STOCKHOLDERS IN OUR MOST RECENT OFFERING INTEND TO SELL THEIR SHARES OF COMMON STOCK IN THE MARKET, WHICH SALES MAY CAUSE OUR STOCK PRICE TO DECLINE

         Selling stockholders intend to sell in the public market the shares of common stock registered in our most recent offering. That means that up to 13,720,270 shares of common stock, the number of shares being registered in our most recent offering, may be sold. Such sales may cause our stock price to decline.


THE SIGNIFICANT DOWNWARD PRESSURE ON THE PRICE OF OUR STOCK CAUSED BY THE SALE OF MATERIAL AMOUNTS OF COMMON STOCK UNDER OUR MOST RECENT OFFERING COULD ENCOURAGE SHORT SALES BY THIRD PARTIES, WHICH COULD CONTRIBUTE TO THE FURTHER DECLINE OF OUR STOCK PRICE

         The significant downward pressure on our stock price caused by the sale of stock registered in our most recent offering could encourage short sales by third parties. Such short sales could place further downward pressure on our stock price.


OUR COMMON STOCK HAS BEEN RELATIVELY THINLY TRADED AND WE CANNOT PREDICT THE EXTENT TO WHICH A TRADING MARKET WILL DEVELOP

         Our common stock is traded on the Over-the-Counter Bulletin Board. Our common stock is thinly traded compared to larger more widely known companies in our industry. Thinly traded common stock can be more volatile than common stock trading in an active public market. We cannot predict the extent to which an active public market for the common stock will develop or be sustained after this offering.


THE PRICE AN INVESTOR PAYS IN OUR MOST RECENT OFFERING WILL FLUCTUATE AND MAY BE HIGHER OR LOWER THAN THE PRICES PAID BY OTHER PEOPLE PARTICIPATING IN THE OFFERING

         The price paid by an investor in our most recent offering will fluctuate based on the prevailing market price of the common stock on the Over-the-Counter Bulletin Board. Accordingly, the price an investor pays in our most recent offering may be higher or lower than the prices paid by other people participating in that offering.

OUR FORWARD-LOOKING STATEMENTS ARE SPECULATIVE AND MAY PROVE TO BE WRONG

         We have made forward-looking statements in this Form 10-KSB, including in the section entitled "Management's Discussion and Analysis or Plan of Operations," that are based on our management's belief and assumptions and on information currently available to our management. Forward-looking statements include all information concerning our possible or assumed results of operations, business strategies, financing plans, competitive position and potential growth opportunities. Forward-looking statements also include all statements that re not historical facts and can be identified by the use of forward-looking terminology, such as the words "believes," "expects," "anticipates," "intends," "plans," "estimates" or similar expressions. Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements.

ITEM 2.  DESCRIPTION OF PROPERTY

         The main office of the Company is currently located at 5000 Robert J. Mathews Parkway, El Dorado Hills, California 95762. It leases a 28,800 square feet building which is currently configured as office, engineering and warehouse space. In April 2001, the Company negotiated an extension to the lease that commenced on May 1, 2001 and will expire on April 30, 2006. In addition, the extension contains an option to purchase the building from May 1, 2003 to April 30, 2006 for $2,350,000. As adequate financing becomes available to the Company, laboratory, test facilities, and system integration facilities and a manufacturing facility for proprietary components will be built. In addition, the Company leases a limited amount of office space in New York City.

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


ITEM 3.  LEGAL PROCEEDINGS

         On  October  5,  2001,   Ricardo  Inc.  filed  a  lawsuit  against  our
subsidiary, Sigma Elektroteknisk AS in the Forliksklage Court (Minor Civil Court) of Norway. The lawsuit sought a judgment for costs incurred and services rendered by Ricardo Inc. pursuant to a contract with Sigma related to the design and procurement of prototype parts for the Sigma MCHP Stirling engine lower end. A judgment was awarded in December 2001 without opposition in the total amount of $1,458,248. We have accrued $1,458,248, which is included in accounts payable. Ocean Power is currently negotiating with Ricardo the terms of a forbearance agreement, which will extend the date when payment will be due.

         The  Aquamax/Keeran  dispute  described  above in the  "Description  of
Business - Our Dispute with Aquamax/Keeran" section is the subject of negotiation by the Company. Neither party has filed an arbitration proceeding pursuant to the terms of the September, 2000 license agreement because the negotiations for settlement of all claims are ongoing.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol "PWRE."

         The following table sets forth the range of high and low bid quotations for each calendar quarter for our common stock for 1999, 2000 and 2001.(1)

                                               BID PRICE PER SHARE
                                         --------------------------------
                                             HIGH                LOW
                                         ----------------  --------------

     January 1999 - March 1999               $1.625              $0.490
     April 1999 - June 1999                 $0.8125              $0.460
     June 1999 - September 1999              $2.875              $0.210
     October 1999 - December 1999          $2.53125             $1.0625

     January 2000 - March 2000              $13.125              $1.375
     April 2000 - June 2000                  $7.375              $3.000
     June 2000 - September 2000              $5.750              $3.580
     October 2000 - December 2000            $4.960              $2.750

     January 2001 - March 2001               $4.250              $2.450
     April 2001 - June 2001                  $4.050              $2.400
     June 2001 - September 2001              $3.850              $1.900
     October 2001 - December 2001            $2.850              $0.770


---------------

(1) These quotations reflect high and low bid prices from the Over-the Counter Bulletin Board and the "Pink Sheets."


         The above prices were obtained from the Over-the-Counter Bulletin and the "Pink Sheets." The quotations represent inter-company quotations, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

         As of March 26, 2002, we believe there were approximately 225 holders of record of our common stock.


DIVIDENDS

         We have not declared or paid dividends on our common stock during fiscal 1999, 2000 or 2001 and do not plan to declare or pay dividends on our common stock during fiscal 2002. Our dividend practices are determined by our Board of Directors and may be changed from time to time. We will base any issuance of dividends upon our earnings (if any), financial condition, capital requirements, acquisition strategies, and other factors considered important by our Board of Directors. Delaware law and our Certificate of Incorporation do not require our Board of Directors to declare dividends on our common stock. We expect to retain any earnings generated by our operations for the development and expansion of our business and do not anticipate paying any dividends to our stockholders for the foreseeable future.


RECENT SALES OF UNREGISTERED SECURITIES

         Except as otherwise noted, the securities described in this Item were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. Each such issuance was made pursuant to individual contracts which are discrete from one another and are made only with persons who were sophisticated in such transactions and who had knowledge of and access to sufficient information about Ocean Power to make an informed investment decision. Among this information was the fact that the securities were restricted securities.

         The term Ocean Power as used in this section means Ocean Power Corporation, a Delaware corporation, together with its predecessor corporation, Ocean Power Corporation, an Idaho corporation, formerly known as PTC Group, Inc. For financial reporting purposes the June 22, 1999 merger between Ocean Power and PTC Holdings, Inc. (Holdings), in which Holdings was merged with and into Ocean Power, is treated as a recapitalization of Holdings making disclosure of Ocean Power's stockholder equity (i.e., that of PTC Group, Inc.) in such financial statements inappropriate for pre-merger periods. Because of this, the statements of stockholders equity set forth in the financial statements of Ocean Power included in this Form 10-KSB present sales of securities by Holdings which occurred prior to June 22, 1999, and sales of securities by Ocean Power which occurred following the merger. Therefore, all issuances of securities by Ocean Power prior to June 22, 1999 will not be consistent with Ocean Power's financial statements as filed with this Form 10-KSB, but those issuances of securities by Ocean Power after June 22, 1999 will be consistent with such financial statements. To assist in reconciling the financial statement presentation with this Item, we have also included issuances by Holdings for pre-merger periods in a separate subsection.

         The transaction terms presented below are adjusted to give effect to the number of shares and price following the merger between PTC Group, Inc. and PTC Holdings, Inc. and the August 22, 1999 10 to 1 reverse stock split.

         No commissions were paid in connection with the transactions described below unless specifically noted.

         1) Conversion of Debenture and Exercise of Warrants

         From January 5 to August 20, 1998, Ocean Power issued an aggregate amount of 569,700 shares of common stock upon partial conversion of a convertible debenture issued on February 5, 1996. At the direction of the holder of the convertible debenture, the shares of common stock were issued to seven persons.

         2) Issuance of Shares to Officer/Director to Effect Planned Merger and Subsequent Cancellation of Such Shares

         On April 9, 1998, Ocean Power issued 1 million shares of common stock to Rocco Guarnaccia, former Chief Executive Officer and Director of Ocean Power and Holdings in consideration of his services in connection with the anticipated merger between Ocean Power and Holdings. The issuance was made on the condition that Ocean Power could cancel the shares at any time in the event that the merger was not completed. On March 8, 1999, Ocean Power cancelled 500,000 of such shares due to lack of consideration because the merger had not been completed as contemplated; on October 1, 1999, for the same reason, Ocean Power cancelled the remaining 500,000 shares of Company common stock previously issued to Rocco Guarnaccia. Mr. Guarnaccia agreed to the cancellation of the aforementioned shares, and has returned the certificates for such.

         3) Issuance to New Directors

         On May 6 and May 18, 1998, Ocean Power issued 10,000 shares to each of J De Groote and G. Ott in consideration for joining the Board of Directors of Ocean Power.

         4) Payment for Services

         On May 21, 1998, Ocean Power issued 10,000 shares of common stock to Liberty Capital, Ltd. for unspecified services. Because of the change in management of Ocean Power following the merger of Ocean Power and Holdings in June 1999, as described above, Ocean Power has no knowledge what services Liberty Capital, Ltd. performed on behalf of Ocean Power.

         5) Issuance of Shares for Private Placement

         On September 20, 1997, Ocean Power authorized a private placement of Ocean Power's common stock at a price of $2.00 per share with one warrant attached for each issued share. Such warrants were to be exercisable at $2.00 per share and would expire four years after their date of issuance. On December 28, 1997, Ocean Power issued to Brighton Financial Ltd. and Paradon Limited, two unaffiliated third parties, an aggregate of 489,221 shares of common stock and 489,221 warrants with an exercise price of $2.00 per share for aggregate cash proceeds of $978,445 previously received by Ocean Power prior to the issuance date.

         On June 19, 1998, Ocean Power issued 226,662 shares of common stock and 226,662 warrants to Bensonal Ltd., an unaffiliated third party, for aggregate cash proceeds of $453,323 which had been received by Ocean Power during the period from January 1998 to the issuance date. On June 29, 1998, Ocean Power issued 10,778 shares of common stock and 10,778 warrants to Paradon Limited for aggregate cash proceeds of $21,555 previously received by Ocean Power during the period from January 1998 to the issuance date. On August 10, 1998, Ocean Power issued an aggregate of 365,500 shares of common stock and 365,500 warrants to Texco Investments Ltd. and Bensonal Ltd., two unaffiliated third parties, for aggregate cash proceeds in the amount of $731,000 previously received by Ocean Power prior to August 10, 1998. On November 4, 1998, by mutual agreement of Ocean Power and each recipient, all warrants received as described above were cancelled and were deemed unexercisable.

         6) Unauthorized Issuance

         On July 16, 1998, at the direction of a former officer of Ocean Power, 2,500 shares of common stock were improperly issued to two persons. Ocean Power received no consideration for such shares. The issuance, dated July 17, 1998, was unauthorized and improper, and the recipients of the shares, who were unaware of the impropriety of such issuance, agreed to their cancellation. Ocean Power cancelled such shares on October 1, 1999.

         7) Issuance to Employees of Affiliate of Russian Company Developing Technology with Holdings

         On August 2, 1998, in anticipation of the merger with Holdings, Ocean Power issued 4,000 shares of common stock to Jeffrey Mamber and Christopher Faranetta, two unaffiliated third parties who were employees of Energia U.S., which was the United States affiliate of a Russian corporation with which Holdings was cooperating on fuel cell development in Russia. At that time, Ocean Power was contemplating a merger with Holdings which was eventually consummated on June 22, 1999.

         8) Issuance of Convertible Debenture, Conversion Into Common Stock and Exercise of Warrants

         On November 4, 1998, Ocean Power issued a convertible debenture to Freedom Financial for aggregate cash proceeds in the amount of $800,000 previously received by Ocean Power during the period from January to November 4, 1998. The issuance of this debenture together with its later conversion are described below:

         A. CONVERTIBLE DEBENTURE ISSUANCE. The debenture accrued interest at 10% per annum. The debenture was convertible into Company common stock at a price of $1.50 per share. Additionally, for each share received upon conversion, the holder received one warrant allowing for the purchase of one share of common stock at a price of $1.50 per share. The warrants expire five years after their issuance. On January 5, 1999, Ocean Power increased the amount of the convertible debenture for additional cash proceeds in the amount of $1,186,095 previously received by Ocean Power during the period from January to May 1999. Except for the increase in aggregate principal amount, the increase did not change the material terms of the debenture, as described above.

         B. ISSUANCE OF COMMON STOCK AND WARRANTS UPON CONVERSION OF DEBENTURE. On December 31, 1998, Ocean Power issued 533,333 shares of common stock and 533,333 warrants upon conversion of $800,000 in principal amount of the debenture. On March 30, 1999, Ocean Power issued 70,000 shares of common stock and 70,000 warrants upon conversion of $105,000 in principal amount of the debenture. On May 17, 1999, Ocean Power issued an aggregate 720,730 shares of common stock and 720,730 warrants upon conversion of the remaining $1,081,095 due on the debenture. The above described issuances in the aggregate resulted in the full conversion of the debenture into common stock and warrants.

         C. EXERCISE OF WARRANTS. Pursuant to the exercise of warrants granted in connection with the above described convertible debenture, Ocean Power issued common stock as follows: on December 31, 1998, Ocean Power issued 13,502 shares of common stock for aggregate cash proceeds in the amount of $20,253 received by Ocean Power prior to December 31, 1998; and on December 31, 1999, Ocean Power issued an aggregate of 592,744 shares of Company common stock for aggregate proceeds of $889,117 received by Ocean Power prior to December 31, 1999. There are currently 717,817 warrants outstanding.

         9) Issuance of Shares for Conversion of Debentures from Tessier Acquisition

         Pursuant to the exercise in full of convertible debentures in aggregate principal amount of $3,000,000 held by VentureTech, Inc. in consideration for Ocean Power's acquisition of Tessier Resources Ltd. (and its wholly owned subsidiary Pulverizer Systems) from VentureTech, on January 27, 1999 and June 8, 1999, Ocean Power issued to VentureTech 50,000 shares of Ocean Power's common stock and 150,000 shares, respectively, for a per share exercise price of $15.00.

         10) Issuance to Keeran Corp.

         On June 7, 1999, Ocean Power issued 400,000 shares of common stock at a deemed value per share of $7.40 to Keeran Corporation NV, a Netherlands corporation, in anticipation of a pending purchase of equipment. The total consideration to be paid was to be equipment with a fair market value of $2,960,000. Although the shares were issued, the transaction ultimately was not completed, and no equipment was received. Ocean Power has since entered into a licensing agreement for Keeran's technology. However, the licensing agreement is currently the subject of a dispute. See The Business - Strategic Relationships.

         11) Merger of Ocean Power and PTC Holdings, Inc.

         On June 22, 1999, Ocean Power issued an aggregate of 25,044,146 shares of its common stock to the 34 shareholders of Holdings in consideration of the cancellation of the outstanding shares of Holdings common stock in the merger of Ocean Power and Holdings. See Description of Business--Certain Business Developments--Merger of PTC Group and PTC Holdings.

         12) Issuances to D. Weckstein & Co., Inc.

         In June 1999, Ocean Power entered into a consulting agreement with D. Weckstein & Co., Inc. ("Weckstein") for financial consulting and investment banking services for a period of two years. In addition to the services provided to Ocean Power under the consulting agreement, Weckstein, in its capacity as a broker dealer, makes a market in Ocean Power's common stock. Weckstein is a broker dealer and a member of the National Association of Securities Dealers. Under this agreement, Weckstein assists Ocean Power by utilizing its contacts in the water and power industries to identify for Ocean Power business opportunities in keeping with Ocean Power's business plan. The agreement also calls for cash payments in connection with certain financial transactions consummated as a result of introduction by Weckstein such as mergers, acquisitions, joint ventures, debt or lease placements and similar or other, on-balance or off-balance sheet corporate finance transactions. Weckstein received a finder's fee for the Xcel transactions described below.

         A. Pursuant to the terms of the agreement, on June 23, 1999, Ocean Power issued to Weckstein options to purchase 30,000 shares of Ocean Power's common stock at a price of $5.00 per share for a period of three years from the date of the agreement.

         B. On December 7, 1999, Ocean Power and Weckstein amended the June 1999 consulting agreement. Ocean Power cancelled the options granted to Weckstein on June 23, 1999 and issued to Weckstein options to purchase 125,000 shares of common stock at an exercise price of $1.00 per share. The options had an expiration date of December 7, 2003. The closing sales price for these shares on the date of the amendment was $1.16 per share.

         C. On February 18, 2000, Ocean Power again amended its agreement with Weckstein. Ocean Power cancelled the options granted to Weckstein in December 1999 and issued to Weckstein options to purchase 100,000 shares of Ocean Power's common stock at an exercise price of $6.00 per share. The options had an expiration date of February 18, 2003. The closing sales price for these shares on the date of the amendment was $6.25 per share.

         D. On April 19, 2000, Ocean Power further amended its agreement with Weckstein. Ocean Power cancelled the options granted to Weckstein in February 2000 and issued Weckstein options to purchase 110,000 shares of Company common stock at an exercise price of $3.00 per share. These options will expire on February 18, 2003. The closing sales price for these shares on the date of the amendment was $3.25 per share.

         E. On August 8, 2000, Ocean Power granted Weckstein additional options to purchase 100,000 shares of Ocean Power's common stock at an exercise price of $3.50 per share, which options will expire August 8, 2003. Ocean Power granted these options in consideration for Weckstein's agreement to provide certain additional services, including introductions to European utility companies, South American desalination market opportunities, institutional investors and private placement opportunities. The closing sales price for these shares on the date of the amendment was $3.58 per share.

         13) Issuances To Xcel Associates, Inc.

         A. ISSUANCE OF STOCK FOR CONSULTING SERVICES. On July 12, 1999, Ocean Power entered into an agreement with Xcel Associates, Inc. ("XCEL"), pursuant to which Xcel would perform business management and marketing services. Such services were to include marketing and promotion for sales of Ocean Power's securities. In addition, Xcel drafted and publicly disseminated a research report on Ocean Power's business operations and market. Pursuant to the agreement, on July 15, 1999, Ocean Power issued 15,000 shares of common stock to Xcel and on September 2, 1999 issued 20,000 shares of common stock to Xcel. The parties agreed that Ocean Power would not be required to pay the remaining balance of 15,000 shares for the third installment under the July 12, 1999 agreement, by mutual agreement of the parties.

         B. ISSUANCE OF OPTIONS FOR CONSULTING SERVICES AND ISSUANCE OF COMMON STOCK FOR EXERCISE OF OPTIONS. In consideration for certain business consulting services, pursuant to the above described agreement, Ocean Power issued to Xcel options to purchase 100,000 shares of Ocean Power's common stock at a purchase price of $5.00 per share. The closing sales price of Ocean Power's common stock on July 12, 1999, the date of the issuance of options, was $7.80.

         Ocean Power issued to Xcel 10,000 shares of common stock on each of July 15 and 26, 1999 for the exercise of some of the above described options. Aggregate cash proceeds to Ocean Power from the exercise of such options was $100,000.

         C. ISSUANCE OF ADDITIONAL OPTIONS AND COMMON STOCK FOR EXERCISE OF OPTIONS. On September 9, 1999, Ocean Power granted additional options to Xcel to purchase 100,000 shares of common stock at a price of $1.00 per share. On the same day, September 9, 1999, Xcel exercised such options and Ocean Power issued 50,000 shares, at the direction of Xcel, to each of Xcel and Carl Tortora. Ocean Power received aggregate cash proceeds of $100,000 from this transaction.

         D. ISSUANCE OF STOCK FOR $250,000 LOAN. On August 9, 1999, Ocean Power executed a promissory note in favor of Xcel in return for a loan of $250,000 to Ocean Power. On August 12, 1999, Ocean Power issued to two persons identified by Xcel an aggregate amount of 100,000 shares of common stock as consideration for the loan by Xcel to Ocean Power of $250,000. The last trade price of Company common stock on such date was $2.50 per share.

         E. ISSUANCE OF STOCK FOR DEFAULT ON INTEREST PAYMENTS. On January 4, 2000, pursuant to the default provisions of a promissory note, Ocean Power issued the preset number of 25,000 shares to Edward Meyer, Jr. and 25,000 shares to Edward Whelan, at the direction of Xcel. Ocean Power has since satisfied the debt in full.

         In connection with the total financing of $450,000 provided by Xcel to Ocean Power as described in A through E above, Ocean Power paid D. Weckstein & Co. $31,500 in fees.

         14) Issuance of Convertible Debentures to Freedom Funding, Regis Investment and Venture Investment Group

         A. On November 16, 1999, Ocean Power issued to three persons four convertible debentures, each with the following terms: the debentures accrue interest at 12% per annum and were convertible into Company common stock at a price of $1.50 per share; for each share received upon conversion, the holder would receive two warrants each allowing for the purchase of one share of common stock per warrant at a price of $0.75 per share. Such warrants expire five years after their issuance. The market price for Ocean Power's common stock on November 16, 1999 was $1.50 per share. Such convertible debentures were issued as follows:

                       CONVERSION           NUMBER OF       PRICE PER       EXPIRATION
  DATE OF ISSUANCE     SECURITIES            SHARES          SHARE             DATE           RECIPIENT
  ----------------     ----------           ---------    ---------------  ---------------     ---------
11/16/99               Common                233,333           $1.50          08/01/04     Freedom Funding
                       Warrants              466,667            $.75

                       Common                 66,667           $1.50          08/01/04     Freedom Funding
                       Warrants              133,333            $.75

                       Common                 66,667           $1.50          11/01/04     Regis Investments
                       Warrants              133,333            $.75

                       Common                 66,667           $1.50          08/01/04     Venture Investment Group
                       Warrants              133,333            $.75

         B. On March 16, 2000, Ocean Power issued an aggregate of 200,000 shares of common stock to Regis Investments pursuant to the conversion of the convertible debenture and the simultaneous exercise of the accompanying warrants held by Regis Investments. Aggregate cash proceeds to Ocean Power for the exercise of the warrants, at an exercise price of $.75 per share, was $200,000.

         15) Securities Issued in Connection with the Proposed Company/PTC Holdings Merger

         On November 29, 1999, Ocean Power issued 400,000 shares of Company common stock to four persons in consideration for services, including finder activities, performed in connection with the proposed reorganization of Ocean Power and Holdings that was never consummated. Under this agreement, the four persons below were to be compensated for certain financial services performed on behalf of Ocean Power by the receipt of a total of 4 million shares of common stock (reduced to 400,000 by the August 22, 1999 reverse stock split). Ocean Power regarded the agreement as an outstanding obligation, and issued shares of common stock as follows: Frankie Fu, 20,000 shares; Freedom Funding, Inc., 100,000 shares; Venture Investment Group, 80,000 shares; and Rocco Guarnaccia, PhD, 200,000.

         16) Offering Pursuant To Rule 504 To Colorado Residents

         In December of 1999, Ocean Power issued a total of 755,085 shares of common stock to 4 persons for total cash proceeds to Ocean Power of $600,000. The sale was to Colorado residents only. The share price was equal to 60% of the closing bid price one day prior to each sale.

                              NUMBER OF
   DATE OF ISSUANCE             SHARES      PRICE PER SHARE                 RECIPIENT                 TOTAL PROCEEDS
   ----------------             ------      ---------------                 ---------                 --------------
         12/08/99               71,839            $.700                  S. Marshman                       $50,000
         12/09/99              175,070            $.710                  Orienstar Financial              $125,000
         12/09/99               49,020            $.710                  M. Sodden                         $35,000
         12/10/99              111,111            $.900                  S. Marshman                      $100,000
         12/10/99               33,333            $.900                  Waterford Enterpr.                $30,000
         12/16/99              193,939            $.825                  Orienstar Financial              $160,000
         12/21/99              120,773            $.828                  S. Marshman                      $100,000
                                                                         TOTAL:                           $600,000

         In connection with this offering, in November 1999 Ocean Power entered into a one-time 30-day consulting agreement with Intercontinental Capital Corp. ("INTERCONTINENTAL CAPITAL") to assist Ocean Power in obtaining financing. Pursuant to the agreement, Intercontinental Capital acted as a finder in the above described offering. In consideration therefor, Ocean Power paid Intercontinental Capital $42,000 in cash for services and $6,000 in cash for expenses, and on January 5, 2000 issued an aggregate of 60,000 shares of common stock, at the direction of Intercontinental Capital, to CJB Consultant Corporation and Gold Capital Group, Inc.

         Ocean Power claims the exemption provided by Section 504 of Regulation D as well as the private offering exemption of Section 4(2) of the Securities Act of 1933, among others. Each of the investors represented themselves to Ocean Power as accredited investors.

         17) Issuance to Clement J. Wohlreich

         By  agreement  dated  January  1,  2000,  Ocean  Power  contracted  for financial, marketing and management services with Clement J. Wohlreich ("WOHLREICH"). Wohlreich has been a member of various national stock exchanges from 1967 through 1987. In 1987, he formed his own OTC trading firm and is self employed. He is also the manager of the San Francisco office of Electronic Trading Group who have 20 offices in the US and overseas.

         Pursuant to the contract, on July 25, 2000 Ocean Power issued warrants and common stock to Wohlreich as consideration for services. Pursuant to the contract, Ocean Power issued to Wohlreich 100,000 shares of common stock. Also pursuant to the contract, Ocean Power issued to Wohlreich warrants to purchase 100,000 shares of common stock at an exercise price of $1.50 per share. The warrants will expire three years past their issuance date. The closing sales price for these shares was $1.375 on the date of the agreement.

         18) Conversion of Debt

         On January 4, 2000, Ocean Power issued 97,580 shares of its common stock to Robert Bylin, an unaffiliated third party, for the cancellation of debt in the amount of $100,000, owed by Ocean Power for rent of office space.

         19) Private Offering to Foreign Resident

         On January 26, 2000, Ocean Power issued 47,619 shares of Company common stock at a price of $2.10 per share to A.J.B. de Jong Luneau, a Netherlands resident, for cash proceeds to Ocean Power in a total amount of $100,000. The per share price was calculated as 60% of the closing sales price for Company common stock on January 26, 2000.

         20) Issuance of Warrants to Donner Corp. International

         In January 2000, Ocean Power entered into a consulting agreement with Donner Corp. International ("Donner") for marketing and promotion services for sales of securities. The agreement calls for Ocean Power to pay a retainer of $2,500, and $10,000 for services in connection with assisting Ocean Power in implementing its business objectives. In addition, pursuant to the contract, on February 1, 2000, Ocean Power granted Donner warrants to purchase 10,000 shares of Company common stock at an exercise price equal to 80% of the lowest five-day average closing sales price from January 2-31, 2000, which was $2.17 per share. The warrants expire three years past their issuance date. These warrants are currently outstanding.

         21) Issuance of Options to EBM, Inc.

         On January 1, 2000, Ocean Power entered into consulting agreement with EBM, Inc. ("EBM") for a one-year term to disseminate information on Ocean Power to analysts, brokers and investors and for marketing and promotion of sales of Ocean Power's securities. EBM specializes in start-up and early stage companies. EBM has provided `new business consulting' services for over 15 years. The principal of EBM has provided his clients with assistance in developing marketing plans, securing early stage financing, locating key personal, and writing business plans.

         Pursuant to the terms of the agreement, on February 22, 2000, Ocean Power granted EBM options to purchase 100,000 shares of Company common stock at an exercise price of $1.50 per share, which options shall expire four years past their issuance date. The closing price for Ocean Power's common stock was $6.25 on the date of the signing of the agreement. These options are currently outstanding.

         22) Conversion of Debt

         Pursuant to an agreement dated March 3, 2000, on March 27, 2000, Ocean Power issued 20,266 shares of its common stock to Cameron Holdings, Inc. for the cancellation of debt in an aggregate amount of $121,392. The debt was from a loan of $100,000 with 10% interest per annum made by Cameron Holdings to Integrated Water and Power, Inc. ("IWP") on February 3, 1998, with a maturity date of July 15, 1998. Holdings assumed the debt upon its acquisition of IWP on March 6, 1998, and Ocean Power assumed the debt from Holdings upon its merger with Holdings completed on June 22, 1999. The closing sales price for Ocean Power's common stock on March 27, 2000 was $7.19.

         23) Conversion of Debt

         On March 27, 2000, Ocean Power issued 24,010 shares of Ocean Power's common stock to Frederic Seamon III, an unaffiliated third party, for the conversion of debt in the amount of $100,000. Ocean Power owed the debt for consulting services performed on behalf of Ocean Power by such unaffiliated third party in connection with Ocean Power's work in Russia.

         24) Conversion of Debt

         On March 27, 2000, Ocean Power issued 2,210 shares of Ocean Power's common stock to Terence Foley, an unaffiliated third party, for the cancellation of debt in the amount of $10,420. Ocean Power owed the debt for consulting services performed on behalf of Ocean Power by such unaffiliated third party in connection with the development of fuel cell technology.

         25) Issuance Per Merger With Sigma Elektroteknisk

         On August 10, 2000, Ocean Power issued to the 21 shareholders of SIGMA Elektroteknisk SA, a Norwegian company ("SIGMA"), 1,718,748 shares of common in exchange for 3,663,327 shares of SIGMA common stock, being all of the outstanding SIGMA shares. This exchange was effected pursuant to a Share Purchase Agreement between Ocean Power and SIGMA dated July 25, 2000. All of the recipients of Company shares were foreign residents. There were no prior material relationships between or among any of the Shareholders of SIGMA and Ocean Power or any of their officers, directors, associates or affiliates.

         26) Private Placement For $6,915,731

         From January 25, 2000 to August 14, 2000, Ocean Power issued to 49 persons 1,930,792 units consisting of one share of common stock and one warrant to purchase one share of Company common stock for aggregate cash proceeds to Ocean Power of $6,915,731. The purchase price of the units was eighty percent (80%) of the five (5) day average of the closing sales price for the stock immediately prior to each sale (the "PURCHASE PRICE"). Each warrant entitles the purchase of one share of Company common stock at a price equal to fifty percent (50%) of the Purchase Price. The warrants expire three years from the time of the unit purchase.

         On March 9, 2000, Ocean Power issued 62,792 shares of Company common stock to the Carl A.P. Fricke Trust at a price of $1.99 per share for total cash proceeds to Ocean Power of $125,109, pursuant to the exercise of warrants received in the units purchased on the same day as part of Ocean Power's $6,919,000 private placement.

         A commission of $26,289.00 was paid to Edward W. Thomas in connection with the offering. Each of the investors represented themselves to Ocean Power as accredited investors.

         27) Issuance of Options to Company Officer

         On May 26, 2000, Ocean Power issued to J. Michael Hopper, an officer of Ocean Power, options to purchase 598,680 shares of Ocean Power's common stock at an exercise price of $1.50. The options are exercisable for the life of his current employment agreement with Ocean Power. Therefore, the expiration date of the options will be subject to acceleration or extension in the event of a change to the term of Mr. Hopper's employment agreement with Ocean Power. Mr. Hopper's employment agreement as currently in effect will terminate on January 1, 2003.

         28) Private Placement For $3,000,000

         On August 29, 2000, Ocean Power issued to 22 persons a total of 1,000,000 units consisting of one share of common stock and one warrant to purchase one share of common stock, at a unit price of $3.00 for cash in a total amount of $3,000,000. Each warrant entitles the purchase of one share of Company common stock at a price of $1.50 per share and expires on August 29, 2003. The market value of the shares on August 29 was $5.00.

         No commissions were paid. Each of the investors represented themselves to Ocean Power as accredited investors.

         29) Issuance of Warrants for Loan

         On March 5, 2001, Ocean Power issued to 2 persons warrants to purchase an aggregate of 1,200,000 shares of Ocean Power's common stock in consideration for 2 loans in an aggregate amount of $3 million to Ocean Power. Each warrant entitles the purchase of one share of Ocean Power's common stock at an exercise price of $1.50 per share and expires on March 4, 2004. Ocean Power issued 1,000,000 warrants to Algonquin Capital Management and 200,000 warrants to John
V. Doyle.

         30) Conversion of Debt

         On April 2, 2001, the Company issued 50,000 shares of the company's common stock to Wilke, Fuery, Hoffelt, Gould & Birney, LLP, (an unaffiliated third party) for the cancellation of debt in the amount of $75,000, and the cash payment of $500 (the par value of the stock issued). The company owed the debt for legal services provided on behalf of the company. The market price of the company's common stock on January 3, 2000 was $1.57 per share.

         31) Conversion of Debt

         On June 8, 2001, the Company issued 119, 152 shares of the company's common stock to Statoil ASA., (an unaffiliated third party) for the cancellation of debt in the amount of $381,286. SIGMA, the Company's subsidiary, owed the debt to Statoil for research advances. The market price of the company's common stock on June 8, 2001 was $3.70 per share.

         Except as otherwise noted, the securities described in this Item 2(3) were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation S.

         32) Issuance of Gene Martineau

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

         33) Issuance of Convertible Note and Warrants for Loan

         On April 2, 2001, Ocean Power issued to 2 unaffiliated entities (i) notes which may under certain circumstances be converted, in whole or in part, to common stock of Ocean Power and (ii) warrants to purchase an aggregate of 200,000 shares of Ocean Power's common stock in consideration for 2 loans in an aggregate amount of $600,000 to Ocean Power. Ocean Power issued one promissory note in the principal amount of $360,000 to VESTA LIV with 10% interest per annum; in the event Ocean Power elects to pre-pay any interest or principal outstanding on the note, VESTA LIV may convert any or all of such prepaid amount into shares of Ocean Power's common stock at a purchase price of $4.00 per share. Ocean Power issued one promissory note in the principal amount of $240,000 to VESTA FORSIKRING with 10% interest per annum; in the event Ocean Power elects to pre-pay interest or principal outstanding on the note, VESTA FORSIKRING may convert any or all of such prepaid amount into shares of Ocean Power's common stock at a purchase price of $4.00 per share. Ocean Power issued 120,000 warrants to VESTA LIV and 80,000 warrants to VESTA FORSIKRING. Each warrant entitles the purchase of one share of Ocean Power's common stock at an exercise price of $1.50 per share and expires on April 1, 2003.

         34) Issuance of Promissory Note to Bylin Heating Systems, Inc., Profit Sharing Pension Plan

         On July 11, 2001, the Company issued a one-year promissory note to Bylin Heating Systems, Inc., Profit Sharing Pension Plan for $200,000. The note accrues interest at a rate of 10% per annum. If the Company elects to pre-pay the note, then the lender has the right to convert both the principal or interest into the Company's common stock at $3.00 per share. As additional consideration, the Company granted 66,667 warrants with an exercise price of $1.50 per share, with an expiration date of July 10, 2004. The market price for the Company's common stock on July 11, 2001 was $2.40.

         35) Issuance of Promissory Note to William Barron

         On July 24, 2001, the Company issued a one-year promissory not to William Barron for $50,000. The note accrues interest at a rate of 10% per annum. If the Company elects to pre-pay the note, then the lender has the right to convert both the principal and interest into the Company's common stock at $3.00 per share. As additional consideration, the Company granted 16,667 warrants with an exercise price of $1.50 per share, with an expiration date of July 23, 2002. The market price for the Company's common stock on July 24, 2001 was $2.25.

         36) Issuance of Promissory Note to Carl Fricke

         On July 24, 2001 and August 1, 2001, the Company issued one-year promissory notes to Carl Fricke for $50,000. The notes accrue interest at a rate of 10% per annum. If the Company elects to prepay the notes, then the lender has the right to convert both the principal or interest into the Company's common stock at $3.00 per share. As additional consideration for each note, the Company granted 16,667 warrants with an exercise price of $1.50 per share, with an expiration date of July 23, 2002 and July 31, 2002 respectively. The market price for the Company's common stock on July 24, 2001 and August 1, 2002 was $2.25 and $2.30, respectively.

         37) Issuance of Promissory Note to Summit Petroleum Corporation

         On August 7, 2001, the Company issued a one-year promissory note to Summit Petroleum Corporation for $150,000. The note accrues interest at a rate of 10% per annum. If the Company elects to pre-pay the note, then the lender has the right to convert both the principal or interest into the Company's common stock at $3.00 per share. As additional consideration, the Company granted

50,000 warrants with an exercise price of $1.50 per share, with an expiration date of August 6, 2002. The market price for the Company's common stock on August 7, 2001 was $2.35.

         38) Issuance of Promissory Note to Edward Freidberg trustee for Freidberg Law Corporation Pension Plan

         On August 8, 2001, the Company issued a one-year promissory not to Edward Freidberg trustee for Freidberg Law Corporation Pension Plan for $100,000. The note accrues interest at a rate of 10% per annum. If the Company elects to pre-pay the note, then the lender has the right to convert both the principal and interest into the Company's common stock at $3.00 per share. As additional consideration, the Company granted 33,334 warrants with an exercise price of $1.50 per share, with an expiration date of August 6, 2002. Joseph Maceda, the president of the Company, also pledged 75,000 shares as collateral for the loan to the Company. The market price for the Company's common stock on August 8, 2001 was $2.40.

         39) Issuance of Convertible Debenture to Venture Investment Group, Inc.

         On August 20, 2001, the Company issued a five-year convertible debenture for $200,000. The note accrues interest at a rate of 12% per annum and both the principal and interest are convertible into the Company's common stock at $1.50 per share. As additional consideration, the Company granted 266,667 warrants with an exercise price of $1.25 per share, with an expiration date of August 19, 2006. The market price for the Company's common stock on August 20, 2001 was $2.30.

        ------------------- ----------------- ----------------- ----------------- ----------------- -----------------
                                              CONVERSION
        DATE OF ISSUANCE    NOTE AMOUNT       SECURITIES        NUMBER OF SHARES  PRICE PER SHARE   EXPIRATION DATE
        ------------------- ----------------- ----------------- ----------------- ----------------- -----------------
        8/20/01             $200,000          Common            133,333           $1.50             8/19/06
        ------------------- ----------------- ----------------- ----------------- ----------------- -----------------
                                              Warrants          266,667           $1.25             8/19/06
        ------------------- ----------------- ----------------- ----------------- ----------------- -----------------

         40) Issuance of Convertible Debenture to Freedom Funding Inc.

         On August 20, 2001, the Company issued a five-year convertible debenture for $42,000 to Freedom Funding, Inc. This is the amount of interest that was due on the $350,000 convertible debenture of November 16, 1999 for the year 2000. The note accrues interest at a rate of 12% per annum and both the principal and interest are convertible into the Company's common stock at $1.50 per share. As additional consideration, the Company granted 56,000 warrants with an exercise price of $1.25 per share, with an expiration date of August 19, 2006. The market price for the company's common stock on August 20, 2001 was $2.30.

        ------------------- ----------------- ----------------- ----------------- ----------------- -----------------
        DATE OF ISSUANCE    NOTE AMOUNT       CONVERSION        NUMBER OF SHARES  PRICE PER SHARE   EXPIRATION DATE
                                              SECURITIES
        ------------------- ----------------- ----------------- ----------------- ----------------- -----------------
        8/20/01             $42,000           Common            28,000            $1.50             8/19/06
        ------------------- ----------------- ----------------- ----------------- ----------------- -----------------
                                              Warrants          56,000            $1.25             8/19/06
        ------------------- ----------------- ----------------- ----------------- ----------------- -----------------

         41) Issuance of Convertible Debenture to Freedom Funding Inc.

         On August 20, 2001, the Company issued a five-year convertible debenture for $12,000 to Freedom Funding Inc. This is the amount of interest that was due on the $100,000 convertible debenture of November 16, 1999 for the year 2000. The note accrues interest at a rate of 12% per annum and both the principal and interest are convertible into the Company's common stock at $1.50 per share. As additional consideration, the Company granted 16,000 warrants with an exercise price of $1.25 per share, with an expiration date of August 19, 2006. The market price for the Company's common stock on August 20, 2001 was $2.30.

        ------------------- ----------------- ----------------- ----------------- ----------------- -----------------
        DATE OF ISSUANCE    NOTE AMOUNT       CONVERSION        NUMBER OF SHARES  PRICE PER SHARE   EXPIRATION DATE
                                              SECURITIES
        ------------------- ----------------- ----------------- ----------------- ----------------- -----------------
        8/20/01             $12,000           Common            8,000             $1.50             8/19/06
        ------------------- ----------------- ----------------- ----------------- ----------------- -----------------
                                              Warrants          16,000            $1.25             8/19/06
        ------------------- ----------------- ----------------- ----------------- ----------------- -----------------

         42) Issuance of Convertible Debenture to Venture Investment Group, Inc.

         On August 20, 2001, the Company issued a five-year convertible debenture for $12,000 to Venture Investment Group, Inc. The amount of interest that was due on the $100,000 convertible debenture of November 16, 1999 for the year 2000. The note accrues interest at a rate of 12% per annum and both the principal and interest are convertible into the Company's common stock at $1.50 per share. As additional consideration, the Company granted 16,000 warrants with an exercise price of $1.25 per share, with an expiration date of August 19, 2006. The market price for the Company's common stock on August 20, 2001 was $2.30.

        ------------------- ----------------- ----------------- ----------------- ----------------- -----------------
        DATE OF ISSUANCE    NOTE AMOUNT       CONVERSION        NUMBER OF SHARES  PRICE PER SHARE   EXPIRATION DATE
                                              SECURITIES
        ------------------- ----------------- ----------------- ----------------- ----------------- -----------------
        8/20/01             $12,000           Common            8,000             $1.50             8/19/06
        ------------------- ----------------- ----------------- ----------------- ----------------- -----------------
                                              Warrants          16,000            $1.25             8/19/06
        ------------------- ----------------- ----------------- ----------------- ----------------- -----------------

         43) Issuance of Convertible Debenture to Regis Investment Co. Ltd.

         On August 20, 2001, the Company issued a five-year convertible debenture of $5,000 to Regis Investment Co. Ltd. This is the amount of interest that was due on the $100,000 convertible debenture of November 16, 1999 for the five months prior to the conversion of the debenture in the year 2000. The note accrues interest at a rate of 12% per annum and both the principal and interest are convertible into the Company's common stock at $1.50 per share. As additional consideration, the Company granted 6,667 warrants with and exercise price of $1.25 per share, with an expiration date of August 19, 2006. The market price for the Company's common stock on August 20, 2001 was $2.30.

        ------------------- ----------------- ----------------- ----------------- ----------------- -----------------
        DATE OF ISSUANCE    NOTE AMOUNT       CONVERSION        NUMBER OF SHARES  PRICE PER SHARE   EXPIRATION DATE
                                              SECURITIES
        ------------------- ----------------- ----------------- ----------------- ----------------- -----------------
        8/20/01             $5,000            Common            3,333             $1.50             8/19/06
        ------------------- ----------------- ----------------- ----------------- ----------------- -----------------
                                              Warrants          6,667             $1.25             8/19/06
        ------------------- ----------------- ----------------- ----------------- ----------------- -----------------

         44) Issuance of Warrants to Freedom Funding Inc.

         On August 20, 2001, the Company amended the $350,000 convertible debenture to Freedom Funding Inc. of November 16, 1999 and detached and granted 466,667 warrants with an exercise price of $.75 per share, with an expiration date of August 19, 2006. The market price for the Company's common stock on August 20, 2001 was $2.30.

         45) Issuance of Warrants to Freedom Funding, Inc.

         On August 20, 2001, the Company amended the $100,000 convertible debenture to Freedom Funding Inc. of November 16, 1999 and detached and granted 133,333 warrants with an exercise price of $.75 per share, with an expiration date of August 19, 2006. The market price for the Company's common stock on August 20, 2001 was $2.30.

         46) Issuance of Warrants to Venture Investment Group, Inc.

         On August 20, 2001 the Company amended the $100,000 convertible debenture to Venture Investment Group, Inc. of November 16, 1999 and detached and granted 133,333 warrants with an exercise price of $.75 per share, with an expiration date of August 19, 2006. The market price for the Company's common stock on August 20, 2001 was $2.30.

         47) Issuance of Convertible Debenture to Venture Investment Group, Inc.

         On August 23, 2001, the Company issued a five-year convertible debenture for $100,000. The note accrues interest at a rate of 12% per annum and both the principal and interest are convertible into the Company's common stock at $1.50 per share. As additional consideration, the Company granted 133,333 warrants with an exercise price of $1.25 per share, with and expiration date of August 22, 2006. The market price for the Company's common stock on August 23, 2001 was $2.70.

        ------------------- ----------------- ----------------- ----------------- ----------------- -----------------
        DATE OF ISSUANCE    NOTE AMOUNT       CONVERSION        NUMBER OF         PRICE PER SHARE   EXPIRATION DATE
                                SECURITIES SHARES
        ------------------- ----------------- ----------------- ----------------- ----------------- -----------------
        8/23/01             $100,000          Common            66,667            $1.50             8/22/06
        ------------------- ----------------- ----------------- ----------------- ----------------- -----------------
                                              Warrants          133,333           $1.25             8/22/06
        ------------------- ----------------- ----------------- ----------------- ----------------- -----------------

         48) Issuance of Promissory Note to David Weissberg

         On August 29, 2001, the Company issued a one-year promissory note to David Weissberg for $50,000. The note accrues interest at a rate of 10% per annum. If the Company elects to pre-pay the loan, then the lender has the right to convert both the principal and interest into the Company's common stock at $3.00 per share. As additional consideration, the Company granted 16,667 warrants with an exercise price of $1.50 per share, with an expiration date of August 28, 2002. The market price for the Company's common stock on August 29, 2001 was $3.55.

         49) Issuance of Promissory Note to Edward P. Engle Jr.

         On September 4, 2001, the Company issued a one-year promissory note to Edward P. Engle Jr. for $10,000. The note accrues interest at a rate of 10% per annum. If the Company elects to pre-pay the loan, then the lender has the right to convert both the principal and interest into the Company's common stock at $3.00 per share. As additional consideration, the Company granted 3,337 warrants with an exercise price of $1.50 per share, with an expiration date of September 3, 2002. The market price for the Company's common stock on September 4, 2001 was $3.50.

         50) Issuance of Promissory Note to Kare C. Anderson

         On September 4, 2001, the Company issued a one-year promissory note to Kare C. Anderson for $15,000. The note accrues interest at a rate of 10% per annum. If the Company elects to pre-pay the loan, then the lender has the right to convert both the principal and interest into the Company's common stock at $3.00 per share. As additional consideration, the Company granted 5,000 warrants with an exercise price of $1.00 per share, with an expiration date of September 3, 2002. The market price for the Company's common stock on September 4, 2001 was $3.50.

         51) Issuance of Convertible Debenture to Venture Investment Group, Inc.

         On September 14, 2001, the Company issued a five-year convertible debenture for $100,000. The note accrues interest at a rate of 12% per annum and both the principal and interest are convertible into the Company's common stock at $1.00 per share. As additional consideration, the Company granted 300,000 warrants with an exercise price of $1.00 per share, with an expiration date of September 14, 2006. The market price for the Company's common stock on September 17, 2001 was $3.40.

        ------------------- ----------------- ----------------- ----------------- ----------------- -----------------
        DATE OF ISSUANCE    NOTE AMOUNT       CONVERSION        NUMBER OF SHARES  PRICE PER SHARE   EXPIRATION DATE
                                              SECURITIES
        ------------------- ----------------- ----------------- ----------------- ----------------- -----------------
        9/14/01             $100,000          Common            100,000           $1.00             9/14/06
        ------------------- ----------------- ----------------- ----------------- ----------------- -----------------
                                              Warrants          300,000           $1.00             9/13/06
        ------------------- ----------------- ----------------- ----------------- ----------------- -----------------

         52) Issuance of Promissory Note to Michael D. Lockwood

         On September 19, 2001, the Company issued a one-year promissory note to Michael D. Lockwood for $500,000. The note accrues interest at a rate of 10.5% per annum. If the principal and interest are not paid when due, then they shall bear interest thereafter at 13.5%. If the Company elects to pre-pay the loan, then the lender has the right to convert both the principal and interest into the Company's common stock at $2.00 per share in the name of Algonquin Capital Management. As additional consideration, the Company granted 500,000 warrants to Algonquin Capital Management with an exercise price of $1.50 per share, with an expiration date of September 18, 2004. The market price for the Company's common stock on September 19, 2001 was $3.00.

         53) Issuance of Promissory Note to Melaroba Corp.

         On October 12, 2001, the Company issued a ninety-day promissory note to Melaroba Corp. for $225,000. The note accrues interest at a rate of 10% per annum. If the principal and interest are not paid when due, then the Company must issue 150,000 shares of common stock to Melaroba Corp. The Company must also pay for all fees and expenses, which have been preset at $25,000. The market price for the Company's common stock on October 12, 2001 was $2.30.

         54) Issuance of Convertible Debenture to Venture Investment Group, Inc.

         On October 29, 2001, the Company issued a five-year convertible debenture for $100,000. The note accrues interest at a rate of 12% per annum and both the principal and interest are convertible into the Company's common stock at $1.00 per share. As additional consideration, the Company granted 300,000 warrants with an exercise price of $1.00 per share, with an expiration date of October 28, 2006. The market price for the Company's common stock on October 29, 2001 was $2.30.

----------------- --------------- ---------------- --------------- ------------- ---------------
Date of                             Conversion       Number of       Price per     Expiration
Issuance            Note Amount     Securities       Shares          share         Date
----------------- --------------- ---------------- --------------- ------------- ---------------
10/29/01          $100,000        Common           100,000         $1.00         10/29/06
----------------- --------------- ---------------- --------------- ------------- ---------------
                                  Warrants         300,000         $1.00         10/28/06
----------------- --------------- ---------------- --------------- ------------- ---------------

         55) Issuance of Convertible Debenture to Venture Investment Group, Inc.

         On November 16, 2001, the Company issued a five-year convertible debenture for $100,000. The note accrues interest at a rate of 12% per annum and both the principal and interest are convertible into the Company's common stock at $1.00 per share. As additional consideration, the Company granted 300,000 warrants with an exercise price of $1.00 per share, with an expiration date of November 15, 2006. The market price for the Company's common stock on November 16, 2001 was $1.70.

------------------- ----------------- ----------------- ----------------- ----------------- -----------------
Date of                                  Conversion        Number of                         Expiration
Issuance             Note Amount         Securities         Shares        Price per share    Date
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
11/16/01            $100,000          Common            100,000           $1.00             11/16/06
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
                                      Warrants          300,000           $1.00             11/15/06
------------------- ----------------- ----------------- ----------------- ----------------- -----------------

         56) Issuance of Convertible Debenture to Cornell Capital Partners L.P.

         On November 29, 2001, the Company issued a five-year convertible debenture for $500,000. The debenture accrues interest at a rate of 6% per annum and both the principal and interest are convertible into the Company's common stock at either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the common stock as of November 29, 2001, or (b) an amount equal to eighty percent (80%) of the lowest closing bid prices of the common stock for the five (5) trading days immediately preceding the conversion date. As additional consideration, the Company issued to Cornell Capital Partners L.P. 260,270 shares of common stock. As part of this transaction, fees were paid to Yorkville Advisors Management of $50,000. The market price for the Company's common stock on November 29, 2001 was $1.75.

         57) Issuance of Convertible Debenture to Venture Investment Group, Inc.

         On December 18, 2001, the Company issued a five-year convertible debenture for $100,000. The debenture accrues interest at a rate of 12% per annum and both the principal and interest are convertible into the Company's common stock at $1.00 per share. As additional consideration, the Company granted 300,000 warrants with an exercise price of $1.00 per share, with an expiration date of December 17, 2006. The market price for the Company's common stock on December 18, 2001 was $1.21.

------------------- ----------------- ----------------- ----------------- ----------------- -----------------
Date of                                  Conversion        Number of                         Expiration
Issuance             Note Amount         Securities         Shares        Price per share    Date
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
12/18/01            $100,000          Common            100,000           $1.00             12/18/06
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
                                      Warrants          300,000           $1.00             12/17/06
------------------- ----------------- ----------------- ----------------- ----------------- -----------------

         58) Issuance of Stock Options to Board Directors, Employees and Consultants

         On January 8, 2002, the Board of Directors authorized the issuance of 3,044,588 stock options to purchase common shares of the Company to the non-employed board directors, employees, including board member employees, and certain consultants to the Company. The stock options are valid for ten (10) years and are exercisable at $1.00 per share. The market price for the Company's common stock on January 8 was $1.06.

          --------------------------------------- -----------------------------
                    Option Holder                      Amount of Options
          --------------------------------------- -----------------------------
          Gloria Rose Ott, Chairman                          250,000
          --------------------------------------- -----------------------------
          Ed Juchniewicz, Director                           500,000
          --------------------------------------- -----------------------------
          Employees of Ocean Power Corporation              2,090,248
          --------------------------------------- -----------------------------
          Employees of Sigma Elektroteknisk                  86,063
          --------------------------------------- -----------------------------
          Employees of Ocean Power (UK)                      31,145
          --------------------------------------- -----------------------------
          Consultants                                        87,132
          --------------------------------------- -----------------------------

         59) Issuance of Warrants to Terra Systems

         On January 8, 2002, the Board of Directors authorized the issuance of 150,000 warrants exercisable at $1.00 per share for 1 year to Terra Systems in order to secure the exclusive right to integrate Terra Systems' coal fired technology with the Company's Stirling engine. The market price for the Company's common stock on January 8, was $1.06.

         60) Issuance of Common Stock and Warrants to Synergy International Partners S.A.

         On January 8, 2002, the Board of Directors authorized management to execute a consulting agreement with Synergy International Partners S.A. (Synergy). Synergy will provide investor relations consulting in Europe. As payment for the consulting agreement, the Company has authorized the issuance of 130,000 shares of common stock and 300,000 warrants with an exercise price of $1.25 per share for the term of the agreement. The market price for the Company's common stock on January 8, was $1.06.

         61) Issuance of Convertible Debenture to Venture Investment Group, Inc.

         On January 14, 2002, the Company issued a five-year convertible debenture for $100,000. The note accrues interest at a rate of 12% per annum and both the principal and interest are convertible into the Company's common stock at $.90 per share. As additional consideration, the Company granted 333,333 warrants with an exercise price of $.90 per share, with an expiration date of January 13, 2007. The market price for the Company's common stock on January 14 was $1.00.

------------------- ----------------- ----------------- ----------------- ----------------- -----------------
Date of                                  Conversion        Number of                         Expiration
Issuance             Note Amount         Securities         Shares        Price per share    Date
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
1/14/02             $100,000          Common            111,111           $.90              1/14/07
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
                                      Warrants          333,333           $.90              1/13/07
------------------- ----------------- ----------------- ----------------- ----------------- -----------------

         62) Issuance of Convertible Debenture to Venture Investment Group, Inc.

         On January 22, 2002, the Company issued a five-year convertible debenture for $100,000. The note accrues interest at a rate of 12% per annum and both the principal and interest are convertible into the Company's common stock at $.90 per share. As additional consideration, the Company granted 333,333 warrants with an exercise price of $.90 per share, with an expiration date of January 21, 2007. The market price for the Company's common stock on January 22 was $0.98.

------------------- ----------------- ----------------- ----------------- ----------------- -----------------
Date of                                  Conversion        Number of                         Expiration
Issuance             Note Amount         Securities         Shares        Price per share    Date
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
1/22/02             $100,000          Common            111,111           $.90              1/22/07
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
                                      Warrants          333,333           $.90              1/21/07
------------------- ----------------- ----------------- ----------------- ----------------- -----------------

         63) Issuance of Convertible Debenture to Venture Investment Group, Inc.

         On January 30, 2002, the Company issued a five-year convertible debenture for $100,000. The note accrues interest at a rate of 12% per annum and both the principal and interest are convertible into the Company's common stock at $.90 per share. As additional consideration, the Company granted 333,333 warrants with an exercise price of $.90 per share, with an expiration date of January 29, 2007. The market price for the Company's common stock on January 30 was $1.00.

------------------- ----------------- ----------------- ----------------- ----------------- -----------------
Date of                                  Conversion        Number of                         Expiration
Issuance             Note Amount         Securities         Shares        Price per share    Date
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
1/30/02             $100,000          Common            111,111           $.90              1/30/07
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
                                      Warrants          333,333           $.90              1/29/07
------------------- ----------------- ----------------- ----------------- ----------------- -----------------

         64)      Issuance of Promissory Note to Cocomodo Investments, LLP

         On January 29, 2002, the Company issued a one-year promissory note to Cocomodo Investments, LLP for $75,000. The note accrues interest at a rate of 13% per annum. If the principal and interest are not paid when due, then they shall bear interest thereafter at a rate of 13.5%. If the Company elects to pre-pay any principal or interest, then the lender has the right to convert any amount of the prepayment of the principal or interest into the Company's common stock at $.75 per share. As additional consideration, the Company granted 75,000 warrants to Cocomodo Investments, LLP, with an exercise price of $.75 per share and an expiration date of January 28, 2003. The market price for the Company's common stock on January 29 was $1.00

         65) Issuance of Promissory Note to Wendell H. Adair, Jr.

         On February 1, 2002, the Company issued a one-year promissory note to Wendell H. Adair, Jr. for $25,000. The note accrues interest at a rate of 13% per annum. If the principal and interest are not paid when due, then they shall bear interest thereafter at a rate of 13.5%. If the Company elects to pre-pay any principal or interest, then the lender has the right to convert any amount of the prepayment of the principal or interest into the Company's common stock at $.75 per share. As additional consideration, the Company granted 25,000 warrants to Wendell H. Adair, Jr. with an exercise price of $.75 per share and an expiration date January 31, 2003. The market price for the Company's common stock on February 1 was $1.01.

         66) Issuance of Transferable Options for Consulting Services

         On February 7, 2002 Ocean Power entered into a consulting agreement with Jeffrey P. Nash for consulting services. This agreement is for a period of three years and will expire on February 6, 2005, unless extended by mutual agreement in writing. The Consultant is required to assist in preparing material for the Company to be used in its fund raising and business development activities. The Consultant is required to introduce the Company to potential strategic partners and investors. In consideration for consulting services, Ocean Power has agreed to grant to the Consultant one hundred thousand (100,000) transferable options for the purchase of one hundred thousand (100,000) shares of the Company's common stock, at a purchase price of $1.10 per share. The market price for the Company's common stock on February 7 was $1.05. The options are exercisable for a period of three years, commencing February 7, 2002, with piggy back right of registration.

         67) Issuance of Promissory Note to Daniel Chestler

         On February 13, 2002, the Company issued a one-year promissory note to Daniel Chestler for $25,000. The note accrues interest at a rate of 13% per annum. If the principal and interest are not paid when due, then they shall bear interest thereafter at a rate of 13.5%. If the Company elects to pre-pay any principal or interest, then the lender has the right to convert any amount of the prepayment of the principal or interest into the Company's common stock at $.75 per share. As additional consideration, the Company granted 25,000 warrants to Daniel Chestler with an exercise price of $.75 per share and an expiration date February 12, 2003. The market price for the Company's common stock on February 13 was $.95.

         68) Issuance of Warrants to Algonquin Capital Management and Lockwood Children's Trust

         On February 19, 2002, the Company cancelled a total of 3,288,000 warrants to Algonquin Capital Management and Lockwood Children's Trust with an exercise price of $1.50 per share and re-issued 3,288,000 warrants with an exercise price of $.50 per share, with an expiration date of February 18, 2007. This was done as additional consideration for a loan made by Michael D. Lockwood to the Company on March 5, 2001. The additional consideration consisted of amending the terms of the original Promissory Note as follows. 1) The payment due dates for all accrued but unpaid interest of September 5, 2001 and December 5, 2001 are extended to March 5, 2002, when all unpaid principal and accrued but unpaid interest shall de due; 2) Interest shall be deemed to have accrued at the rate of 10% until March 5, 2002, rather than the default rate provided in the Promissory Note; 3) If the entire amount of principal and interest and accrued interest is not paid on or before March 5, 2002, then all unpaid interest and principal shall thereafter bear interest at a rate of 13.5%. The Company did not repay the Promissory Note and the entire amount of principal and interest is currently outstanding. The market value of the Company's stock on February 19 was $.86.

--------------------------- ----------------------- -------------- ------------------------ --------------
      Warrant Holder            Original Date         Number of       Replacement Date        Price per
                                                       Shares                                   Share
--------------------------- ----------------------- -------------- ------------------------ --------------
    Algonquin Capital          January 27, 2000       1,000,000       February 19, 2002         $.50
        Management
--------------------------- ----------------------- -------------- ------------------------ --------------
    Algonquin Capital          August 29, 2000         688,000        February 19, 2002         $.50
        Management
--------------------------- ----------------------- -------------- ------------------------ --------------



--------------------------- ----------------------- -------------- ------------------------ --------------
      Warrant Holder            Original Date         Number of       Replacement Date        Price per
                                                       Shares                                   Share
--------------------------- ----------------------- -------------- ------------------------ --------------
Lockwood Children's Trust      August 29, 2000         100,000        February 19, 2002         $.50
--------------------------- ----------------------- -------------- ------------------------ --------------
    Algonquin Capital           March 5, 2001         1,000,000       February 19, 2002         $.50
        Management
--------------------------- ----------------------- -------------- ------------------------ --------------
    Algonquin Capital         September 19, 2001       500,000        February 19, 2002         $.50
        Management
--------------------------- ----------------------- -------------- ------------------------ --------------

         69) Issuance of Warrants to John V. Doyle

         On February 19, 2002, the Company cancelled a total of 266,015 warrants to John V. Doyle with an exercise price of $1.50 per share and re-issued 266,015 warrants with an exercise price of $.50 per share, with an expiration date of February 18, 2007. This was done as additional consideration for a loan made by John V. Doyle to the Company on March 5, 2001. The additional consideration consisted of amending the terms of the original Promissory Note as follows. 1) The payment due dates for all accrued but unpaid interest of September 5, 2001 and December 5, 2001 are extended to March 5, 2002, when all unpaid principal and accrued but unpaid interest shall be due; 2) Interest shall be deemed to have accrued at the rate of 10% until March 5, 2002, rather than the default rate provided in the Promissory Note.; 3) If the entire amount of principal and interest and accrued interest is not paid on or before March 5, 2002, then all unpaid interest and principal shall thereafter bear interest at a rate of 13.5%. The Company did not repay the Promissory Note and the entire amount of principal and interest is currently outstanding. The market value of the Company's stock on February 19 was $.86.

--------------------------- ----------------------- -------------- ------------------------ --------------
      Warrant Holder            Original Date         Number of       Replacement Date        Price per
                                                       Shares                                   Share
--------------------------- ----------------------- -------------- ------------------------ --------------
John V. Doyle, as Trustee      January 28, 2000        15,338         February 19, 2002         $.50
--------------------------- ----------------------- -------------- ------------------------ --------------
      John V. Doyle            January 28, 2000        30,677         February 19, 2002         $.50
--------------------------- ----------------------- -------------- ------------------------ --------------
      John V. Doyle            August 29, 2000         20,000         February 19, 2002         $.50
--------------------------- ----------------------- -------------- ------------------------ --------------
      John V. Doyle             March 5, 2001          200,000        February 19, 2002         $.50
--------------------------- ----------------------- -------------- ------------------------ --------------

         70) Issuance of Convertible Debenture to Barry G. Bampton

         On February 21, 2002, the Company issued a five-year convertible debenture for $50,000. The note accrues interest at a rate of 12% per annum and both the principal and interest are convertible into the Company's common stock at $.70 per share. As additional consideration, the Company granted 357,143 warrants with an exercise price of $.70 per share, with an expiration date of February 20, 2007. The market price for the Company's common stock on February 21 was $.75

------------------- ----------------- ----------------- ----------------- ----------------- -----------------
Date of                                  Conversion        Number of                         Expiration
Issuance             Note Amount         Securities         Shares        Price per share    Date
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
2/21/02             $50,000           Common            71,428            $.70              2/21/07
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
                                      Warrants          357,143           $.70              2/20/07
------------------- ----------------- ----------------- ----------------- ----------------- -----------------

         71) Issuance of Promissory Note to John Cavalier

         On February 26, 2002, the Company issued a one-year promissory note to John Cavalier for $25,000. The note accrues interest at a rate of 13% per annum. If the principal and interest are not paid when due, then they shall bear interest thereafter at a rate of 13.5%. If the Company elects to pre-pay any principal or interest, then the lender has the right to convert any amount of the prepayment of the principal or interest into the Company's common stock at $.75 per share. As additional consideration, the Company granted 25,000 warrants to John Cavalier with an exercise price of $.75 per share and an expiration date February 25, 2003. The market price for the Company's common stock on February 26 was $.80.

         72) Issuance of Stock for Default on Interest Payments to Melaroba Corporation

         On February 28, 2002 pursuant to the default provisions of a Promissory Note dated October 12, 2001 the Company issued 150,000 shares to Melaroba Corporation. The market price for the Company's common stock on February 28, 2002 was $.75.

         73) Issuance of Stock to D. Weckstein & Company, Inc.

         On February 28, 2002 pursuant to that certain Extension and Expansion to Weckstein's existing Consulting Agreement dated March, 26, 2001 the Company issued to Weckstein 200,000 shares with piggy back right of registration. The market price of the Company's common stock on February 28, 2002 was $.75.

         74) Issuance of Promissory Note to Jay Watson

         On March 6, 2002, the Company issued a one-year promissory note to Jay Watson for $50,000. The note accrues interest at a rate of 13% per annum. If the principal and interest are not paid when due, then they shall bear interest thereafter at a rate of 13.5%. If the Company elects to pre-pay any principal or interest, then the lender has the right to convert any amount of the prepayment of the principal or interest into the Company's common stock at $.75 per share. As additional consideration, the Company granted 50,000 warrants to Jay Watson with an exercise price of $.75 per share and an expiration date March 5, 2003. The market price for the Company's common stock on March 5 was $.82.

         75) Issuance of Convertible Debenture to Venture Investment Group, Inc.

         On March 7, 2002, the Company issued a five-year convertible debenture for $100,000. The note accrues interest at a rate of 12% per annum and both the principal and interest are convertible into the Company's common stock at $.70 per share. As additional consideration, the Company granted 714,286 warrants with an exercise price of $.70 per share, with an expiration date of February 20, 2007. Venture Investment Group, Inc., and Frankie Foo received 574,286 and 140,000 warrants, respectively. The market price for the Company's common stock on February 21 was $.75.

------------------- ----------------- ----------------- ----------------- ----------------- -----------------
Date of                                  Conversion        Number of                         Expiration
Issuance             Note Amount         Securities         Shares        Price per share    Date
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
3/07/02             $100,000          Common            142,857           $.70              3/07/07
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
                                      Warrants          714,286           $.70              3/06/07
------------------- ----------------- ----------------- ----------------- ----------------- -----------------


PTC HOLDINGS OFFERINGS

         The following are previously disclosed sales of the common stock of PTC Holdings, Inc., prior to its June 22, 1999 merger with Ocean Power. The following information is provided as a supplement to the sales of unregistered securities by Ocean Power listed above.

         1) Issuance To Holdings Founders In Exchange For Debt Cancellation

         On June 16, 1998, Holdings issued an aggregate of 1,061,400 shares of its common stock to Joseph Maceda, Robert Campbell and Rocco Guarnaccia, each a director, officer and founder of Holdings, in consideration for their cancellation of Holdings debt in the aggregate amount of $83,881.00 owed to them collectively for the prior advancement of operating funds to Holdings.

         2) Offering To Employees,  Consultants  and a Lender For  Conversion of
Debt

         On March 22, 1999, Holdings issued an aggregate of 19,011,220 shares of its common stock to 10 persons for conversion of debt, as follows: Holdings issued 34,800 shares of common stock to an officer and founder of Holdings for an aggregate of $50,000 in cash advances made to Holdings for operating funds in 1997; Holdings issued 496,248 shares of common stock to two consultants for fees due in the amount of $1,426, for technical advisory services rendered to Holdings; and Holdings issued 18,480,172 shares of common stock to eight employees for past salary due in the amount of $53,104.

         3) Offerings to Consultants and Landlord for Conversion of Debt

         From the period of April 27, 1999 to May 3, 1999, Holdings issued an aggregate of 144,385 shares of common stock to five persons who were the landlord and consultants to Ocean Power for the conversion of debt as follows: on April 27, 1999, Holdings issued 69,600 shares to one person for payments past due for the lease of commercial space by Holdings in the amount of $209; on April 27, 1999, Holdings issued 26,100 shares to one consultant for services rendered in connection with a development project underway in Russia, in the amount of $75; on April 30, 1999, Holdings issued an aggregate of 22,968 shares to two consultants for past fees due for technical advisory services provided to Holdings in the amount of $66; and on May 3, 1999, Holdings issued 25,717 shares to one consultant for past fees due for technical advisory services provided to Holdings in the amount of $74. The shares were issued at par value.

         4) Issuance to Officer for Past Salary Due

         On May 7, 1999, Holdings issued to Gloria Rose Ott 2,610,000 shares of common stock for salary past due in the amount of $7,500. The shares were issued at par value.

         5) Issuances for Cash to Employees, Consultants, Vendors, Lenders and Landlord

         From February 1998 to June 1999, Holdings issued to 33 persons who were employees, consultants, vendors, lenders and landlords of Holdings an aggregate of 2,217,141 shares of common stock for aggregate cash proceeds of $6,646. The shares were issued at par value. Holdings issued the shares as follows:

DATE OF ISSUANCE    NUMBER OF SHARES    RECIPIENTS      TOTAL CASH PROCEEDS PAID
----------------    ----------------    ----------      ------------------------
    2/98 - 6/99        1,236,791       11 Employees                $3,710
                         725,962       10 Consultants              $2,178
                          31,320       3 Vendors                      $90
                         215,760       2 Lenders                     $647
                           7,308       3 Landlords                    $21
                                                                   ------
                                       TOTAL:                      $6,646

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         This Form 10-KSB contains forward-looking statements. These statements relate to future events or the Company's future financial performance. The Company's financial projections contain figures relating to plans, expectations, future results, performance, events or other matters. When used in the Plan of Operations, or elsewhere in this form, words, such as "estimate," "project", "intend," "expect," "anticipate," "believe," "can," "continue," "could," "may," "Plans," "potential," "predicts," "should" or "will," or the negative of these terms or other similar express, are intended to identify forward-looking statements.

         These statements are only predictions and involve known and unknown risks and uncertainties. Such forward-looking statements involve numerous risks and uncertainties, pertaining to technology, development of the Company's products and markets for such products, timing and level of customers' orders, competitive products and pricing, changes in economic conditions and markets for the Company's products, and other risks and uncertainties.


PLAN OF OPERATION

         Ocean Power's current operations began in January 1997 as Manufacturing Technologies Corporation ("MTC"). MTC was a Delaware corporation and was
originally  set  up  to  develop  a  business   manufacturing  modular  seawater
desalination and power plants. In March of 1998, MTC became a wholly owned subsidiary of PTC Holdings, Inc., when PTC Holdings acquired 100% of the stock of MTC in return for assuming $1.4 million of its debt which represented 100% of MTC's outstanding debt. PTC Holdings subsequently merged with Ocean Power, then named PTC Group, in June 1999. PTC Group continued as the surviving corporate entity conducting the business of PTC Holdings.

         Ocean Power is developing modular seawater desalination systems integrated with environmentally friendly power sources. We are also developing stand alone modular Stirling based power systems. These systems are intended to be sold to a series of regional joint ventures that will ideally take 15-25 year contracts to sell water and power. If successful, this will provide Ocean Power dual income streams from both equipment sales and royalties from the sale of water and power. Entry into regional joint ventures may involve certain risks such as exposure to liabilities incurred by the other joint venturer and the need to share certain intellectual property with such regional joint venturers. However, Ocean Power plans to limit these risks by forming such regional joint ventures with entities, which limit liability of their owners, such as corporations and limited liability companies. We do not currently plan to license our intellectual property to these regional joint ventures. All such intellectual property will remain the property of Ocean Power. Furthermore, any enhancements to our intellectual property arising out of the regional joint ventures will be licensed back to us for our use.

         Ocean Power has had no profit to date. It has experienced a total of $37,510,434 in losses from inception on March 26, 1992 through to December 31, 2001. Ocean Power's losses have resulted from the fact that our products are still in development and planned principle operations have not commenced.

         At December 31, 2001, Ocean Power's unrestricted cash position declined to $68,914 as compared to $2,176,299 at December 31, 2000, and we have incurred accounts payable, notes payable, and other obligations aggregating $21,750,344. During the year ended December 31, 2001, aggregate liabilities increased by $10,204,840.

         On November 13, 2001, Ocean Power obtained an extension of the payment due date which was due to Silent Clean Power from May 2001 to December 31, 2001. Payment of approximately $7,600 in accrued interest, was made in December, 2001 in Swedish kroner and principal in the amount of approximately $83,000 plus accrued interest from December 1 was due on December 31, 2001 in Swedish kroner. Silent Clean Power has agreed to extend the payment due date to April, 2002.

         Due to the increased level of activity projected during the next three years, additional funding will be needed and is being sought. From January 1, 2001 to March 22, 2002, Ocean Power has raised $7,077,000 of additional financing through proceeds from notes payable and convertible debentures. Of that amount, Ocean Power has received loans of $12,000 and $215,000, respectively, from related parties.

         In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, Ocean Power will need, among other things, additional capital resources. Management's plans to continue as a going concern include raising additional capital through private placement sales of Ocean Power's common stock and/or loans from third parties, the proceeds of which will be used to develop Ocean Power's products, pay operating expenses and pursue acquisitions and strategic alliances. In our Form 10-QSB for the second quarter of 2001, Ocean Power indicated that it expects to need

$20,000,000 to $30,000,000 of additional funds for operations and expansion in 2001. Due to the delays in fund raising caused in part by the September 11 acts of war on the United States, Ocean Power expects that $20,000,000 to $30,000,000 will be raised during the first half of 2002. All funds raised will be used to pay current debts and fund operations and expansion consistent with Ocean Power's business plan. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans. Failure to raise sufficient capital could have a material adverse effect on Ocean Power's results of operations, financial condition, and liquidity.

         The ability of Ocean Power to continue as a going concern is dependent upon our ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if Ocean Power is unable to continue as a going concern.

         Ocean Power has a limited operating history on which to evaluate our prospects. The risks, expenses and difficulties encountered by start-up companies must be considered when evaluating Ocean Power's prospects. All development efforts share the risks that the technology being pursued may not perform to expectations. Also the cost to manufacture may exceed the product's value in the market. Changing market conditions and new technological breakthroughs by competitors also pose risks.

         Due to these uncertainties, the exact cost of the development program described below cannot be guaranteed. Difficulties and setbacks occur and can adversely affect Ocean Power. All plans contain contingencies but they may prove insufficient.

         If market conditions change, financial performance projections may prove unreachable. All of these factors must be weighed when evaluating the future prospects (value) of a development stage company.

         Ocean Power does not have an established source of revenue sufficient to cover our operating costs and to allow us to continue as a going concern. Also, management cannot provide any assurances that we will be successful in accomplishing any of our plans. The ability of Ocean Power to continue as a going concern is dependent upon our ability to successfully accomplish the plan described in the following paragraphs and eventually attain profitable operations.

         Ocean Power's plan of operation for the next twelve months is as follows:

         (i) Since completion of our water quality certification on December 9, 1999, Ocean Power has raised approximately $17 million pursuant to private placement financing and loans which has allowed Ocean Power to implement our Product Development Program, as well as to further business development, strategic partnering and acquisition activities. Based on an analysis of our sales and development costs, Ocean Power intends to raise an additional $20-30 million pursuant to private placement sales of our common stock and/or loans from third parties during the first half of 2002. In addition, depending on the pace of actual sales and the acquisition activities of Ocean Power, we may seek to raise an additional round of financing in an amount to be determined by us, in the second half of 2002. The exact method of this additional round of financing has not been determined. The additional equity, if raised by Ocean Power, will allow us to execute our business plan.

         One of the major reasons that Ocean Power prefers to enter into joint ventures to finance our endeavors is to distribute the bulk of the expense of market development onto the joint venture partners. This brings market share without dilution of Ocean Power shareholders. However, there are potential disadvantages to our reliance on joint ventures, such as, a reliance on third parties to properly implement our business plan. Similarly, the choice to subcontract manufacturing and engineering wherever possible is done for the same reason. The only in-house manufacturing will be of extremely proprietary components using processes protected by trade secrets that cannot be otherwise protected.

         (ii) Ocean Power intends to conduct technology and product development in a number of areas. They are:

                  (a)      low-temperature hydrogen generation;

                  (b)      ejectors;

                  (c)      chemical-free water pretreatment;

                  (d)      enhanced heat transfer in plastic heat exchangers;

                  (e)      high-performance alkaline fuel cells;

                  (f)      Stirling engines;

                  (g)      Plasma chemical reactors.

         This work is all aimed at improving the performance and reducing the capital cost of Ocean Power's products.

         (iii) Ocean Power intends to build and install additional facilities in the next year. They are:

                  (a)      further laboratory and test facilities;

                  (b)      system integration facilities; and

                  (c)      a manufacturing facility for proprietary components.

         (iv) Although Ocean Power plans to subcontract out as much work as possible, during the next year we still anticipate increasing the number of employees from the current 44 full-time employees to approximately 75 full-time employees.


SIGMA ELEKTROTEKNISK AS ACQUISITION

         Ocean Power acquired its wholly owned subsidiary, Sigma Elektroteknisk AS ("SIGMA") because of Sigma's advanced work in the development of a single-cylinder Stirling engine system. A Stirling engine is an external combustion engine in which an ambient pressure burner is used to heat a gas sealed in the engine. The primary advantages of the Stirling engine are that the external combustion is cleaner, quieter and more efficient than internal combustion engines and, since it has fewer parts than an internal combustion engine, it is potentially lower in cost with higher reliability. Sigma's research and design work had focused on the development of an external combustion engine capable of generating 3 kW of electricity and 9 kW of recoverable heat. We acquired Sigma in order to obtain distributed power generation technology, such as Sigma's Stirling engines, that we believe is commercially viable and has demonstrated technical viability.

         After having evaluated all other known Stirling systems and evaluated such factors as Sigma's core of knowledge and experience-based know how, strategic marketing, relationships with potential customers, an established vendor base and its existing business plan, we concluded that Sigma, its product, its management team, its intellectual property and its market focus, represented the most attractive acquisition for us. At the time that we acquired Sigma, it had spent over four years developing its Stirling engine. Sigma had built and tested four prototypes -- three internally and one through an independent third party. These tests included running each of three engines for 400 hours followed by a wear analysis. The fourth engine had been run for endurance. Through these four prototype engines, Sigma accumulated a total of approximately 4,000 hours of operating experience prior to our acquisition. In addition to the engine testing, Sigma had identified the flaws in the initial burner design and completed a redesign intended to be more efficient with significantly lower emissions. Prior to our acquisition, Sigma had focused primarily on developing customers in Europe. Sigma's relationship with Statoil and the Norwegian government had been in place since 1998. Outside of Norway, Sigma was in serious negotiations with two boiler manufacturers, including Baxi Group Ltd., which led to the final selection of Baxi as the first system integrator (see our discussion of our agreement with Baxi below). Additionally, Sigma was then engaged in ongoing discussions with utilities and energy service companies from all over Europe. Prior to our acquisition, Sigma had focused its business efforts on customers in Norway, with business development in Europe.

         For the reasons set forth above, we concluded that Sigma had a clearly defined Stirling engine product with strong market potential, that would best meet our needs and, therefore, warranted an acquisition price of $7,862,148 which consisted of shares of our common stock valued at $5,500,000 and assumption of $2,362,148 of Sigma's liabilities.

         We have concluded that Sigma's Stirling engine held the strongest potential for economic viability in the distributed power market. Because the Sigma engine combines both the displacer piston and the working piston into the same cylinder for more compact engine design, it contains fewer parts and because of its design simplicity and related operating reliability, we believe the Sigma Stirling engine offers significant advantages over competing Stirling engines. Our plan is to arrange for the manufacture of these engines by companies that build engines for the automobile industry, thereby reducing Ocean Power's potential capital needs to produce a commercially viable distributed power product.

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

         The purchase price for Sigma of $7,862,148 represents the market value of the shares of our common stock issued in the acquisition of $5,500,000 plus liabilities of $2,362,148 assumed. In accordance with generally accepted accounting principles, we allocated $1,272,392 of this purchase price to Sigma's tangible and intangible assets representing our estimate of the fair value of such net assets. Of the portion allocated to tangible and intangible assets, approximately $978,000 was allocated to patents owned by Sigma. In the absence of a third party appraisal of the individual assets and liabilities of Sigma at the date of the acquisition, and the absence of an open market for patents from which a market value could be determined, we estimated fair value of the patents as being approximately equal to their carrying value in the books of Sigma. Our decision was based on the following: (1) Sigma had acquired the patent rights in negotiated transactions in 1997 and 1998, which established their value at those dates, and (2) after acquisition of the patents, nothing had occurred at Sigma or in the market place to warrant a change in the market value of the patents, except for a reduction in value due to the passage of time which had already been taken into account by Sigma's amortization of the patents' carrying value for 23 months of the 134 months remaining on the term of the patents. The remaining portion of the purchase price ($6,589,756), which represented the excess of the purchase price over the fair value of Sigma's identifiable tangible and intangible assets, was recorded as goodwill.

         The process of allocating the purchase price for the Sigma acquisition included assigning an estimated useful life to the patents and goodwill for purposes of amortizing their carrying value of these assets on our financial statements as required by generally accepted accounting principles. The useful life assigned to the patents was 90 months (representing the remaining weighted average terms on the patents at the date of the purchase of Sigma by Ocean Power) and 10 years for the goodwill which resulted from the acquisition. The time periods assigned for these useful lives recognized that Sigma: (1) was well along in its technical development, (2) had identified a market for its product (i.e., the residential distributed heat and power market in Europe), and (3) had developed a business plan to exploit the European market for combined heat and power generation. Our expectation at the time of allocating the purchase price was that the Sigma business would begin generating modest amounts of revenues in late 2001 or early 2002, and that commercial production would begin in 2003 and continue on a profitable basis at least through 2010, which would be 10 years from the date of the acquisition.

         We evaluate the carrying value of patents and goodwill for impairment by monitoring the progress of the Sigma business against expectations of accomplishment as well as developments in the market place with respect to competing technology, obsolescence or other factors bearing on the commercial viability of Ocean Power's business. These expectations were informally established at the time of the acquisition of Sigma in August 2000 and were set forth in a business plan dated April 2001 which was updated in August 2001. Until the updated business plan from August 2001, Ocean Power's approach to assessing impairment of Sigma-related assets was to monitor, without the formal use of benchmarks, Sigma's progress against our expectations for development of the technology and the positioning of such technology for commercial operations under Sigma's business plan. Given that the Stirling engine development project is discretely centered in Sigma, the small size of Sigma and the close working relationship between Sigma and Ocean Power management teams, management believes that it had sufficient information to recognize whether or not impairment was likely. From the time of our acquisition of Sigma, Ocean Power has monitored its progress in developing its Stirling engine. At the time of our acquisition, we made it clear that we wanted to add a major manufacturing cost reduction effort and US market development to Sigma's business plan. This monitoring process has included establishing a regime of weekly conference calls, regular visits, planning sessions, and design reviews. We also instituted an outside review of Sigma's progress by consultants, including Ricardo and Kockums. These plans have specific development goals and progress has been carefully monitored. This monitoring program was augmented by the April and August revisions to the Sigma business plan and remains on-going.

         The above-mentioned activities were documented in normal engineering fashion. Notebooks, PowerPoint presentations, timelines, schedules, design review documents, drawings and hardware were all generated. Management also received regular reports on the various activities.

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

         Beginning in August 2001, the benchmarks in the development plan are being monitored and will be updated quarterly. We would view any failure to meet an established benchmark by a significant degree as an indication that there may exist an impairment of goodwill and/or the patent assets. In such case, we will compare the then-estimated fair value of Sigma (using present value of projected future cash flows of the Stirling engine business, adjusted to reflect the change in circumstances leading to failure to meet the benchmark) against the carrying value of the assets of the Stirling engine business. We will recognize an impairment adjustment if the fair value of the Stirling engine business is less than its carrying value. The assessment might also result in a change in useful life of patents or goodwill even if an impairment adjustment is not required. Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets, will be effective January 1, 2002 for Ocean Power and, from such date, Ocean Power will apply its provisions, and those of other accounting pronouncements referenced therein, for assessing impairment.

         The development benchmarks used as triggering events for impairment assessments (which have remained unchanged since the acquisition of Sigma) for Sigma's Stirling engine business are as follows:

TARGETED COMPLETION DATE                                        Benchmark.

FIRST QUARTER of 2001                                           Prime customer agrees to collaborate in development
                                                                efforts.

FOURTH QUARTER of 2001                                          Second generation prototype available to Sigma for testing.

FOURTH QUARTER OF 2001 OR FIRST QUARTER OF 2002                 First proceeds from sale of prototypes.

LATE FIRST QUARTER OR EARLY SECOND QUARTER OF 2002              Release of second generation prototype for external
                                                                testing.

SECOND QUARTER 2002                                             Micro combined heat and power system ready for internal
                                                                testing.

THIRD QUARTER 2002                                              Freezing (finalization) of design of the second generation prototype.

FOURTH QUARTER OF 2003                                          Commence production of product (small energy converter
                                                                with electrical output of 3kW and thermal output of 9kW).

         Sigma successfully achieved the first benchmark in March 2001 by reaching agreement with Baxi Group Ltd., a major manufacturer of boilers in the United Kingdom to collaborate with Sigma in developing a micro-CHP package for residential use consisting of the Sigma Energy Converter (Sigma Stirling engine in a metal cabinet which also contains controls, electrical connections and tanks to both heat and power system). Ocean Power expects that the collaboration will take the form of a vendor-customer relationship and not include a legal entity, such as a partnership or joint venture.

         Our initial anticipated time-line to develop our 3kW Stirling engine for commercial use was three years from the date of initial funding of the capital necessary to continue the work already begun by Sigma before the date of the acquisition. The initial funding and commencement of work began in September 2000. That timeline has now been extended by 12 to 14 months due to difficulty in raising funds resulting, in part, from delays in obtaining relisting on the NASDAQ OTC Bulletin Board (relisting occurred September 7, 2001) and the September 11, 2001 act of war committed on the United States with the World Trade Center devastation that disrupted the financial markets and significantly affected and, consequently, delayed Ocean Power's efforts to obtain investment funds necessary to carry out its business plans within the time lines previously projected by Ocean Power. As a consequence of funding availability, Ocean Power has been forced to reduce the pace of development. We currently expect that the second benchmark originally projected to be completed in the fourth quarter of 2001 will be delayed for up to 12 to 14 months, depending on funding availability. However, the first transaction for the sale of a prototype Stirling Engine was consummated during the last quarter of 2001, with the actual delivery date to be determined. The other benchmarks will be delayed by periods comparable to the delay in the benchmark originally scheduled for the fourth quarter 2001, that is 12 to 14 months.

         Our current estimate of our funding requirements to achieve the benchmarks set forth above is $27.55 million due to delays in development caused by difficulties in raising sufficient funding. The $27.55 million aggregate amount needed over the revised five-year period to fund the activities in the Plan of Development is as follows: $700,000 in 2000, $4.59 million in 2001, $11.06 million in 2002, $8.66 million in 2003 and $2.54 million in 2004. As of December 31, 2001, Ocean Power has provided approximately $4.0 million of the $27.55 million revised amount projected to be needed for project development. Sigma was able to meet the first Stirling engine benchmark and continue to work on a reduced scale toward the second and third benchmarks by (1) focusing on the core activity of designing, developing and engineering a production prototype of the first generation Sigma 3kW electric/9 kW thermal Stirling engine; (2) using available funds of approximately $4.0 million; (3) obtaining vendor credit of $1.5 million; (4) deferring development tasks (and the related costs) that were not part of the core activity and could be deferred without causing delay to the time line for development; and (5) converting of debt to stock of Ocean Power. By focusing on the designing, developing and engineering of a production prototype of the engine, we have been able to complete a pre-mass production engine ready for manufacture. We have also been able to have our engineering consultant begin planning the design and manufacture of the second generation prototype engine, which is intended to be lighter, simpler in design and less expensive than the first generation engine. Thirty units of the second generation prototype units have been ordered and were in production before production was suspended in September 2001 due to difficulties in raising sufficient funding. The first three units that were scheduled for delivery in the fourth quarter 2001 can be completed approximately 6 months after funding is obtained in amounts sufficient to pay the engineering consultant the $1.5 million due for services provided to date. Upon completion of production of the prototype units, we expect to start generating cash flow from the release of second generation prototype engines to utilities and other potential customers for testing. Because of the low volume of production, pricing of these second generation engines will only cover the high initial manufacturing cost of the initial thirty units. Therefore, early stage production will not generate sufficient cash flow to fund other development tasks such as the deferred activities and other second generation development activities such as marketing.

         Because of the delays in development caused by difficulties in raising funds, Ocean Power performed an impairment assessment of the assets employed in its Stirling engine business, which consist largely of the Sigma patents and goodwill. Using the estimated present value of future cash flows from the Sigma engine business, taking into account the delay in development and related increases in total development cost, as an estimate of fair value, Ocean Power concluded that no impairment in the assets of the Stirling engine business existed at December 31, 2001. The impairment assessment considered whether any significant changes have occurred in the targeted market place that would diminish the value of the Stirling engine business, such as emergence of new competing technologies, changes in market size and configuration, or changes in competitors' businesses. We also considered whether the delay in development should result in a decrease in the useful lives assigned to the Sigma patents and goodwill and have concluded that, because we intend to re-commence development as soon as funds are obtained, there is no reduction in useful lives needed at this time. Ocean Power will update its impairment and useful life assessment each quarter.

         With respect to the conversions of debt to equity, Statoil converted its loan of approximately $381,000 to Sigma into 119,000 shares of common stock of Ocean Power. The temporary solution to our shortfall in available funding was to focus on core activity. Additional funding will be needed during the remainder of 2002 to complete the development tasks under the revised schedule of completion. An impairment in the value of the Sigma assets (including patents and goodwill) could occur if sufficient funding to complete development is not obtained.

         While management believes sufficient funds can be raised from external sources of capital, no assurance can be given that the funding will be obtained. In the event that funding is not available, or is only available on terms that Ocean Power believes are unfavorable, adequate funding may not be obtained which could have a material adverse effect on Ocean Power's financial position, results of operations and liquidity and would result in extended delays in the revised schedule and would likely result in an impairment of the carrying value of Sigma assets (including patents and goodwill) and/or could lead to a reduction in the estimated useful life used to amortize these assets.

         Our initial estimate, of our manpower requirements for the Stirling engine development plan was a total of 53 people by 2004. Sigma currently has 17 employees. To develop the Stirling engine as we currently plan, we anticipate increasing Sigma's manpower to approximately 38 in 2002 and 2003, and 45 people by 2004. To date, Sigma's manpower requirements have been less than expected because of lack of funding to proceed with the Stirling engine development as originally planned.

ACCOUNTING PRONOUNCEMENTS

         SFAS NO.'S 141 AND 142 -- In June 2001, the Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 is effective as to any business combination after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No. 142 is applied in its entirety which will be January 1, 2002 by Ocean Power. SFAS No. 142 is effective, generally, in fiscal years beginning after December 15, 2001 which will be the year ending December 31, 2002 by Ocean Power.

         SFAS  NO.  141  provides   standards   for   accounting   for  business
combinations. Among other things, it requires that only the purchase method of accounting be used and that certain intangible assets acquired in a business combination (i.e., those that result from contractual or other legal rights or are separable) be recorded as an asset apart from goodwill. The transition provisions require that an assessment be made of previous business combinations and, if appropriate, reclassifications be made to or from goodwill to adjust the recording of intangible assets such that the criteria for recording intangible assets apart from goodwill is applied to the previous business combinations.

         SFAS NO. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. Upon adoption of SFAS No. 142, Ocean Power will assess whether an impairment loss should be recognized measured as follows: compare the fair value of the reporting unit to the carrying value, including goodwill. If the carrying value exceeds fair value, then compare the implied fair value of the goodwill (as defined in SFAS No. 142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill will be adjusted to the implied fair value.

         While Ocean Power has not completed the process of determining the effect of these new accounting pronouncements on its financial statements, Ocean Power currently expects that there will be no reclassification in connection with the transition provisions of SFAS No. 141 based on clarifications of the transition provisions issued by FASB in October 2001. Accordingly, Ocean Power expects that, after implementation of SFAS No. 142, all intangible assets will be amortizable and the goodwill will not be amortizable.

         SFAS NO. 143 -- On August 16, 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset to be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. While Ocean Power has not completed the process of determining the effect of this new accounting pronouncement on its financial statements, Ocean Power currently expects that the effect of SFAS No. 143 on Ocean Power's financial statements, when it becomes effective, will not be significant.

         SFAS NO. 144 -- On October 3, 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. SFAS 144 supersedes SFAS Statement No. 121 ("FAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 ("APB 30"), Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business.

         SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates APB 30's requirement that discontinued operations be measured at net realizable value or that entities include under discontinued operations in the financial statements amounts for operating losses that have not yet occurred. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

         While Ocean Power has not completed the process of determining the effect of these new accounting pronouncements on its financial statements, Ocean Power currently expects that the effect of SFAS No. 144 on Ocean Power's financial statements, when it becomes effective, will not be significant.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our consolidated financial statements appear beginning at page F-1.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

                                 C O N T E N T S

Independent Auditors' Report...............................................  F-3

Consolidated Balance Sheet.................................................  F-4

Consolidated Statements of Operations and Other Comprehensive Income........ F-6

Consolidated Statements of Stockholders' Equity (Deficit)..................  F-7

Consolidated Statements of Cash Flows...................................... F-16

Notes to the Consolidated Financial Statements............................. F-18

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Ocean Power Corporation and Subsidiaries
El Dorado Hills, California

We have audited the accompanying consolidated balance sheet of Ocean Power Corporation and Subsidiaries (a development stage company) as of December 31, 2001, and the related consolidated statements of operations and other comprehensive income, stockholders' equity (deficit), and cash flows for the years ended December 31, 2001 and 2000 and from inception on March 26, 1992 through December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ocean Power Corporation and Subsidiaries (a development stage company) as of December 31, 2001, and the consolidated results of their operations and other comprehensive income and their cash flows for the years ended December 31, 2001 and 2000 and from inception on March 26, 1992 through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company is a development stage company which has generated significant losses from inception and has a substantial working capital deficit which together raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 22, 2002

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheet


                                     ASSETS

                                                               December 31,
                                                                   2001
                                                         -----------------
CURRENT ASSETS

   Cash                                                  $          68,914
   Cash - restricted (Note 2)                                       75,217
   Advances to employees (Note 3)                                  370,107
   Prepaid expenses                                                 69,186
   Other receivables                                                26,853
                                                         -----------------

     Total Current Assets                                          610,277
                                                         -----------------

EQUIPMENT, NET (Note 2)                                          1,165,567
                                                         -----------------

OTHER ASSETS

   Debt offering costs                                             108,591
   Deposits                                                         52,663
   Patents, and licensing agreements, net (Note 4)               6,478,612
   Goodwill, net (Note 5)                                        5,656,207
                                                         -----------------

     Total Other Assets                                         12,296,073
                                                         -----------------

     TOTAL ASSETS                                        $      14,071,917
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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                     Consolidated Balance Sheet (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                   December 31,
                                                                                                       2001
                                                                                               -----------------
CURRENT LIABILITIES

   Accounts payable                                                                            $       4,527,329
   Accrued expenses (Note 8)                                                                           9,560,522
   Notes payable - related parties (Note 6)                                                            1,315,277
   Notes and convertible debentures payable - current portion (Note 7)                                 3,952,780
   Deferred revenue (Note 2)                                                                              35,550
                                                                                               -----------------

     Total Current Liabilities                                                                        19,391,458
                                                                                               -----------------

LONG-TERM LIABILITIES

   Notes payable - related parties (Note 6)                                                               65,000
   Notes and convertible debentures payable (Note 7)                                                   2,293,886
                                                                                               -----------------

     Total Long-Term Liabilities                                                                       2,358,886
                                                                                               -----------------

     Total Liabilities                                                                                21,750,344
                                                                                               -----------------

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 20,000,000 shares authorized of
    $0.001 par value; no shares outstanding                                                                    -
   Common stock: 500,000,000 shares authorized of
    $0.01 par value; 38,439,094 shares issued and outstanding                                            384,391
   Additional paid-in capital                                                                         30,254,067
   Deferred consulting expense (Note 10)                                                              (1,141,000)
   Other comprehensive income                                                                            334,549
   Deficit accumulated during the development stage                                                  (37,510,434)
                                                                                               -----------------

     Total Stockholders' Equity (Deficit)                                                             (7,678,427)
                                                                                               -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                      $      14,071,917
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

                                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                                          (A Development Stage Company)
                      Consolidated Statements of Operations and Other Comprehensive Income

                                                                                                      From
                                                                                                 Inception on
                                                                                                    March 26,
                                                                  For the Years Ended             1992 Through
                                                                     DECEMBER 31,                 December 31,
                                                       --------------------------------------
                                                              2001                2000                2001
                                                       ------------------  ------------------  -----------------
REVENUES                                               $                -  $                -  $               -
                                                       ------------------  ------------------  -----------------

EXPENSES
   General and administrative                                   8,150,521           8,074,830         24,093,809
   Impairment of intangible assets                                286,301             400,000            686,301
   Research and development                                     4,144,063             295,456          5,689,519
   Depreciation and amortization                                1,862,614             432,665          2,345,973
                                                       ------------------  ------------------  -----------------

     Total Expenses                                            14,443,499           9,202,951         32,815,602
                                                       ------------------  ------------------  -----------------

     LOSS FROM OPERATIONS                                     (14,443,499)         (9,202,951)       (32,815,602)
                                                       ------------------  ------------------  -----------------

OTHER INCOME (EXPENSE)
   Currency gain                                                    1,258                 522              1,780
   Interest income                                                 74,167             215,544            289,711
   Loss on sale of assets                                               -                   -           (387,649)
   Interest expense                                            (3,271,591)           (283,231)        (4,921,837)
                                                       ------------------  ------------------  -----------------

     Total Other Income (Expense)                              (3,196,166)            (67,165)        (5,017,995)
                                                       ------------------  ------------------  -----------------

LOSS BEFORE EXTRAORDINARY ITEM                                (17,639,665)         (9,270,116)       (37,833,597)

EXTRAORDINARY ITEM
   Gain on settlement of debt                                     157,822             165,341            323,163
                                                       ------------------  ------------------  -----------------

NET LOSS                                                      (17,481,843)         (9,104,775)       (37,510,434)
                                                       ------------------  ------------------  -----------------

OTHER COMPREHENSIVE INCOME
   Currency translation adjustment                                139,291             195,258            334,549
                                                       ------------------  ------------------  -----------------

     TOTAL COMPREHENSIVE LOSS                          $      (17,342,552) $       (8,909,517) $     (37,175,885)
                                                       ==================  ==================  =================

BASIC AND DILUTED LOSS PER SHARE
   Loss before extraordinary item                      $            (0.46) $            (0.25)
   Extraordinary item                                                0.00                0.00
                                                       ------------------  ------------------

     Net loss per share                                $            (0.46) $            (0.25)
                                                       ==================  ==================

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                                   38,312,532          36,157,787
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

                                             OCEAN POWER CORPORATION AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                    Consolidated Statements of Stockholders' Equity (Deficit)


                                                                                                          Deferred      Deficit
                                                                                                        Compensation  Accumulated
                                               Common Stock             Additional          Other            and      During the
                                       ----------------------------       Paid-In       Comprehensive    Consulting   Development
                                          Shares          Amount          Capital          Income          Expense       Stage
                                       -------------  -------------   --------------  ---------------   ------------ ------------
Inception, March 26, 1992                          -  $           -   $            -  $             -   $         -  $  -

Net loss from inception on
March 20, 1992 through
December 31, 1997                                  -              -                -                -             -   (2,306,366)
                                       -------------  -------------   --------------  ---------------   -----------  -----------

Balance, December 31, 1997                         -              -                -                -             -   (2,306,366)

February 24, 1998, common
stock issued for cash to
employees at $0.003 per share                395,467          3,955           (2,817)               -             -            -

March 6,1998, common stock
issued for cash to employees
at $0.003 per share                          121,904          1,219             (869)               -             -            -

March 12, 1998, common stock
issued for cash to an employee
at $0.003 per share                           33,199            332             (237)               -             -            -

March 18, 1998, common stock
issued for cash to an employee
at $0.003 per share                            2,575             26              (19)               -             -            -

April 2, 1998, common stock
issued for cash to a lender at
$0.003 per share                             130,500          1,305             (930)               -             -            -

May 14, 1998, common stock
issued for cash to an employee
at $0.003 per share                           14,755            147             (106)               -             -            -
                                       -------------  -------------   --------------  ---------------   -----------  -----------

Balance Forward                              698,400  $       6,984   $       (4,978) $             -   $         -  $(2,306,366)
                                       =============  =============   ==============  ===============   ===========  ===========


                     The accompanying notes are an integral part of these consolidated financial statements.

                                             OCEAN POWER CORPORATION AND SUBSIDIARIES
                                                  (A Development Stage Company)
                              Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                          Deferred     Deficit
                                                                                                        Compensation  Accumulated
                                               Common Stock             Additional          Other            and      During the
                                       ----------------------------       Paid-In       Comprehensive    Consulting   Development
                                          Shares          Amount          Capital          Income          Expense       Stage
                                       -------------  -------------   --------------  ---------------   ------------ ------------
Balance Forward                              698,400  $       6,984   $       (4,978) $             -   $         -  $(2,306,366)

June 16, 1998, common stock
issued for cash, 42,178 shares
issued to employees, 43,152 shares
issued to consultants,
60,900 shares issued to lenders,
6,960 shares issued to a landlord
and 8,352 shares issued to
vendors, at $0.003 per
share                                        161,542          1,615           (1,152)               -             -            -

June 16, 1998, common stock
issued for debt cancellation to the
company's founders at $0.079 per
share                                      1,061,400         10,614           73,267                -             -            -

July 29, 1998, common stock
issued for cash to a consultant
at $0.003 per share                           34,800            348             (248)               -             -            -

Net loss for the year ended
December 31, 1998                                  -              -                -                -             -   (2,917,964)
                                       -------------  -------------   --------------  ---------------   -----------  -----------

Balance, December 31, 1998                 1,956,142         19,561           66,889                -             -   (5,224,330)

March 5, 1999, common stock
issued for cash to an employee
at $0.003 per share                          334,080          3,341           (2,381)               -             -            -

March 22, 1999, 34,800 shares
issued for cash to an employee
at $0.003 per share                          286,682          2,867           (2,043)               -             -            -

March 22, 1999, 34,800
shares issued to an officer
and founder for debt
cancellation of $50,000,
496,248 shares issued to a
consultant for past due
fees of $1,426 and
18,480,172 shares issued to
employees for past due
salaries of $53,104 at
$0.005 per share                          19,011,220        190,112          (85,582)               -             -            -
                                       -------------  -------------   --------------  ---------------   -----------  -----------

Balance Forward                           21,588,124  $     215,881   $      (23,117) $             -   $         -  $(5,224,330)
                                       =============  =============   ==============  ===============   ===========  ===========

                     The accompanying notes are an integral part of these consolidated financial statements.

                                             OCEAN POWER CORPORATION AND SUBSIDIARIES
                                                  (A Development Stage Company)
                              Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                          Deferred     Deficit
                                                                                                        Compensation  Accumulated
                                               Common Stock             Additional          Other            and      During the
                                       ----------------------------       Paid-In       Comprehensive    Consulting   Development
                                          Shares          Amount          Capital          Income          Expense       Stage
                                       -------------  -------------   --------------  ---------------   ------------ ------------
Balance Forward                           21,588,124  $     215,881   $      (23,117) $             -   $         -  $(5,224,330)

April 22, 1999, common stock
issued for cash to a consultant
at $0.003 per share                          129,734          1,297             (924)               -             -            -

April 27, 1999, common stock
issued for cash to an employee
at $0.003 per share                            5,951             59              (43)               -             -            -

April 27, 1999, common
stock issued to a landlord,
69,600 shares, and a
consultant, 26,100 shares
for rent of $200 and fees
of $75, at $0.003 per share                   95,700            957             (682)               -             -            -

April 28, 1999, common stock
issued for cash to a consultant
at $0.003 per share                           12,180            122              (87)               -             -            -

April 30, 1999, common stock
issued for cash to a consultant
at $0.003 per share                            2,888             29              (21)               -             -            -

April 30, 1999, common stock
issued to consultants for fees
at $0.003 per share                           22,968            230             (164)               -             -            -

May 3, 1999, common stock
issued to a consultant for fees
at $0.003 per share                           25,717            257             (183)               -             -            -
                                       -------------  -------------   --------------  ---------------   -----------  -----------

Balance Forward                           21,883,262  $     218,832   $      (25,221) $             -   $         -  $(5,224,330)
                                       -------------  -------------   --------------  ---------------   -----------  -----------

              The accompanying  notes are an integral part of these consolidated financial statements.

                                             OCEAN POWER CORPORATION AND SUBSIDIARIES
                                                  (A Development Stage Company)
                              Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                          Deferred     Deficit
                                                                                                        Compensation  Accumulated
                                               Common Stock             Additional          Other            and      During the
                                       ----------------------------       Paid-In       Comprehensive    Consulting   Development
                                          Shares          Amount          Capital          Income          Expense       Stage
                                       -------------  -------------   --------------  ---------------   ------------ ------------
Balance Forward                           21,883,262  $     218,832   $      (25,221) $             -   $         -  $(5,224,330)

May 5, 1999, common stock
issued for cash, 16,008
shares to a vendor and
16,008 shares to a
consultant, at $0.003 per
share                                         32,016            320             (228)               -             -            -

May 7, 1999, common stock
issued for cash to a landlord
at $0.003 per share                              348              3               (2)               -             -            -

May 7, 1999, common stock
issued to an employee for salary at
$0.003 per share                           2,610,000         26,100          (18,600)               -             -            -

May 13, 1999, common stock
issued for cash to a consultant
at $0.003 per share                          139,200          1,392             (992)               -             -            -

May 19, 1999, common stock
issued for cash, 24,360
shares to a lender and
348,000 shares to a
consultant at $0.003 per
share                                        372,360          3,724           (2,654)               -             -            -

June 17, 1999, common stock
issued for cash to a vendor at
$0.003 per share                               6,960             70              (50)               -             -            -

Recapitalization (Note 1)                  6,291,450         62,915        2,698,858                -             -            -

June 23, 1999, options issued
below market value                                 -              -           14,097                -             -            -

July 12, 1999, options issued
below market value                                 -              -           62,561                -             -            -
                                       -------------  -------------   --------------  ---------------   -----------  -----------

Balance Forward                           31,335,596  $     313,356   $    2,727,769  $             -   $         -  $(5,224,330)
                                       -------------  -------------   --------------  ---------------   -----------  -----------

                  The accompanying  notes are an integral part of these consolidated financial statements.

                                             OCEAN POWER CORPORATION AND SUBSIDIARIES
                                                  (A Development Stage Company)
                              Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                          Deferred      Deficit
                                                                                                        Compensation  Accumulated
                                               Common Stock             Additional          Other            and      During the
                                       ----------------------------       Paid-In       Comprehensive    Consulting   Development
                                          Shares          Amount          Capital          Income          Expense       Stage
                                       -------------  -------------   --------------  ---------------   ------------ ------------
Balance Forward                           31,335,596  $     313,356   $    2,727,769  $             -   $         -  $(5,224,330)

July 15, 1999, common stock
issued for cash at $5.00 per
share for exercise of options                 10,000            100           49,900                -             -            -

July 15, 1999, common stock
issued for services at $7.80
per share                                     15,000            150          116,850                -             -            -

July 26, 1999, common stock
issued for cash at $5.00 per
share for exercise of options                 10,000            100           49,900                -             -            -

August 12, 1999, common stock
issued for loan consideration at
$2.50 per share                              100,000          1,000          249,000                -             -            -

September 2, 1999, common
stock issued for services valued
at $1.94 per share                            20,000            200           38,600                -             -            -

September 9, 1999, options
issued below market value                          -              -            1,139                -             -            -

September 9, 1999, common
stock issued for cash at $1.00
per share                                    100,000          1,000           99,000                -             -            -

October 1, 1999, cancellation of
common stock valued at zero                 (502,500)        (5,025)           5,025                -             -            -

November 16, 1999, value of
beneficial conversion features
of convertible debentures (Note 9)                 -              -          650,000                -             -            -

November 29, 1999, common
stock issued for finders fee
valued at $1.34 per share                    400,000          4,000          533,200                -             -         -
                                       -------------  -------------   --------------  ---------------   -----------  -----------

Balance Forward                           31,488,096  $     314,881   $    4,520,383  $             -   $         -  $(5,224,330)
                                       -------------  -------------   --------------  ---------------   -----------  -----------


                       The accompanying  notes are an integral part of these consolidated financial statements.

                                             OCEAN POWER CORPORATION AND SUBSIDIARIES
                                                  (A Development Stage Company)
                              Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                          Deferred      Deficit
                                                                                                        Compensation  Accumulated
                                               Common Stock             Additional          Other            and      During the
                                       ----------------------------       Paid-In       Comprehensive    Consulting   Development
                                          Shares          Amount          Capital          Income          Expense       Stage
                                       -------------  -------------   --------------  ---------------   ------------ ------------

Balance Forward                           31,488,096  $     314,881   $    4,520,383  $             -   $         -  $(5,224,330)

Stock offering costs                               -              -         (537,200)               -             -            -

December 7, 1999, options
issued below market value                          -              -          130,402                -             -            -

December 8, 1999, common stock
issued for cash at $0.70 per share            71,839            718           49,282                -             -            -

December 9, 1999, common stock
issued for cash at $0.71 per share           175,070          1,751          123,249                -             -            -

December 9, 1999, common stock
issued for cash at $0.71 per share            49,020            490           34,510                -             -            -

December 10, 1999, common stock
issued for cash at $0.84 per share           111,111          1,111           98,889                -             -            -

December 10, 1999, common stock
issued for cash at $0.90 per share            33,333            333           29,667                -             -            -

December 16, 1999, common stock
issued for cash at $0.83 per share           193,939          1,939          158,061                -             -            -

December 21, 1999, common stock
issued for cash at $0.83 per share           120,773          1,208           98,792                -             -            -

December 31, 1999, common stock
issued for exercise of warrants at
$1.50 per share                              592,744          5,928          883,189                -             -            -

Net loss for the year ended
December 31, 1999                                  -              -                -                -             -   (5,699,486)
                                       -------------  -------------   --------------  ---------------   -----------  -----------

Balance, December 31, 1999                32,835,925  $     328,359   $    5,589,224  $             -   $         - $(10,923,816)
                                       -------------  -------------   --------------  ---------------   -----------  -----------



                The accompanying  notes are an integral part of these consolidated financial statements.

                                             OCEAN POWER CORPORATION AND SUBSIDIARIES
                                                  (A Development Stage Company)
                              Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                          Deferred      Deficit
                                                                                                        Compensation  Accumulated
                                               Common Stock             Additional          Other            and      During the
                                       ----------------------------       Paid-In       Comprehensive    Consulting   Development
                                          Shares          Amount          Capital          Income          Expense       Stage
                                       -------------  -------------   --------------  ---------------   ------------ ------------

Balance, December 31, 1999                32,835,925  $     328,359   $    5,589,224  $             -   $         - $(10,923,816)

January 4, 2000, common stock
issued for debt and consideration
for loan default at $2.75 per share          147,580          1,476          236,024                -             -            -

January 5, 2000, common stock
issued for services at $4.34 per
share                                         60,000            600          259,800                -             -            -

January 26, 2000, common stock
issued pursuant to a private
placement at $2.10 per share                  47,619            476           99,524                -             -            -

February 1, 2000, warrants
granted below market value                         -              -           41,242                -             -            -

February 18, 2000, options
granted below market value                         -              -          494,596                -             -            -

February 22, 2000, options
granted below market value                         -              -          624,998                -             -            -

March 9, 2000, common stock
issued for exercise of warrants
at $1.99 per share                            62,792            628          124,391                -             -            -

March 16, 2000, common stock
issued for conversion of convertible
debenture at $1.50 per share                  66,667            667           99,333                -             -            -

March 16, 2000, common stock
issued for exercise of warrants
at $0.75 per share                           133,333          1,333           98,667                -             -            -
                                       -------------  -------------   --------------  ---------------   -----------  -----------

Balance Forward                           33,353,916  $     333,539   $    7,667,799  $             -   $         -  $(10,923,816)
                                       -------------  -------------   --------------  ---------------   -----------  -----------


                   The accompanying  notes are an integral part of these consolidated financial statements.

                                             OCEAN POWER CORPORATION AND SUBSIDIARIES
                                                  (A Development Stage Company)
                              Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                          Deferred       Deficit
                                                                                                        Compensation   Accumulated
                                               Common Stock             Additional          Other            and       During the
                                       ----------------------------       Paid-In       Comprehensive    Consulting    Development
                                          Shares          Amount          Capital          Income          Expense        Stage
                                       -------------  -------------   --------------  ---------------   ------------   ------------

Balance Forward                           33,353,916  $     333,539   $    7,667,799  $             -   $         -   $(10,923,816)

March 27, 2000, 3 stock issuances
for payment of debt at an average
price of $4.95 per share                      46,486            465          231,347                -             -              -

May 26, 2000, options granted below
market value                                       -              -        1,272,195                -             -              -

July 25, 2000, common stock issued
for conversion of accounts payable
at $4.00 per share                           100,000          1,000          399,000                -      (237,000)             -

July 25, 2000, common stock issued
for purchase of SIGMA at $3.20 per
share                                      1,718,748         17,187        5,482,813                -             -              -

January 25 - August 14,
2000, 62 stock issuances
pursuant to a private
placement memorandum at
average price of $3.58 per
share                                      1,930,792         19,308        6,896,423                -             -              -

August 8, 2000, options granted
below market value                                 -              -          358,000                -             -              -

September 15, 2000, 23 stock
issuances pursuant to a private
placement memorandum at $3.00
per share                                  1,000,000         10,000        2,990,000                -             -              -

Currency translation adjustment                    -              -                -          195,258             -              -

Warrants granted for consulting
contract                                           -              -          340,000                -      (173,667)             -

Stock offering costs paid                          -              -          (26,289)               -             -              -

Net loss for the year ended
December 31, 2000                                  -              -                -                -             -     (9,104,775)
                                       -------------  -------------   --------------  ---------------   -----------    -----------

Balance, December 31, 2000                38,149,942  $     381,499   $   25,611,288  $       195,258   $  (410,667) $(20,028,591)
                                       =============  =============   ==============  ===============   ===========   ===========


                    The accompanying  notes are an integral part of these consolidated financial statements.

                                             OCEAN POWER CORPORATION AND SUBSIDIARIES
                                                  (A Development Stage Company)
                              Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                          Deferred      Deficit
                                                                                                        Compensation  Accumulated
                                               Common Stock             Additional          Other            and      During the
                                       ----------------------------       Paid-In       Comprehensive    Consulting   Development
                                          Shares          Amount          Capital          Income          Expense       Stage
                                       -------------  -------------   --------------  ---------------   ------------ ------------
Balance December 31, 2000                 38,149,942  $     381,499   $   25,611,288  $       195,258   $(410,667) $(20,028,591)

April 23, 2001, common stock issued
for conversion of accounts payable
at $1.50 per share                            50,000            500           74,500                -              -           -

June 8, 2001, common stock issued
for conversion of research advances
at $3.20 per share                           119,152          1,192          380,095                -              -           -

June 29, 2001, common stock issued
for consulting contract at $2.80 per share   120,000          1,200          334,800                -      (334,800)           -

June 29, 2001, warrants granted for
consulting contract                                -              -          302,112                -      (302,112)           -

September 1, 2001, options issued below
market value                                       -              -          861,000                -       (861,000)          -

Valuation adjustment and amortization of
deferred compensation                              -              -         (571,112)               -       767,579            -

Warrants issued in connection with
debt obligations                                   -              -        3,261,384                -             -            -

Currency translation adjustment                    -              -                -          139,291             -            -

Net loss for the year ended
December 31, 2001                                  -              -                -                -             -  (17,481,843)
                                       -------------  -------------   --------------  ---------------   -----------  -----------

Balance, December 31, 2001                38,439,094  $     384,391   $   30,254,067  $       334,549   $(1,141,000)$(37,510,434)
                                       =============  =============   ==============  ===============   ===========  ===========


                  The accompanying  notes are an integral part of these consolidated financial statements.

                                        OCEAN POWER CORPORATION AND SUBSIDIARIES
                                             (A Development Stage Company)
                                         Consolidated Statements of Cash Flows

                                                                                                          From
                                                                                                       Inception on
                                                                       For the Years Ended               March 26,
                                                                          December 31,                 1992 Through
                                                             -------------------------------------     December 31,
                                                                    2001               2000                2001
                                                             -----------------   -----------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                  $     (17,481,843)  $      (9,104,775) $      (37,510,434)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
     Depreciation and amortization                                   1,862,614             432,665           2,345,973
     Deferred consulting expense                                       197,665             329,333             526,998
     Value of common stock, warrants, options
      and discounts on equity instruments issued
      for services                                                           -           3,188,931           3,802,930
     Loss on sale of assets                                                  -                   -             387,649
     Amortization of debenture discount                              1,628,386                   -           2,278,386
     Gain on settlement of debt                                       (157,822)           (165,341)           (323,163)
     Impairment loss                                                   286,301             400,000             686,301
   Change in operating asset and liability accounts,
    net of amounts acquired in
    business combination:
     (Increase) decrease in advances to employees,
      prepaid expenses, and deposits                                    79,341          (5,207,210)         (5,807,236)
     (Increase)  in debt offering costs                              (108,591)                   -            (108,591)
     Increase (decrease) in accounts payable                         3,151,818            (419,000)          4,185,280
     Increase in accrued expenses                                    2,761,772           5,844,650           9,378,921
     Increase in deferred revenue                                       35,550                   -              35,550
                                                             -----------------   -----------------  ------------------

       Net Cash Used by Operating Activities                        (7,744,809)         (4,700,747)        (20,121,436)
                                                             -----------------   -----------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   License agreement payments                                                -            (400,000)           (400,000)
   Cash acquired in Sigma acquisition                                        -             142,254             142,254
   Proceeds from sale of assets                                              -                   -                   1
   Purchase of fixed assets                                           (420,595)           (635,906)         (1,164,570)
   Equipment procurement costs                                               -            (200,000)           (564,110)
                                                             -----------------   -----------------  ------------------

       Net Cash Used by Investing Activities                          (420,595)         (1,093,652)         (1,986,425)
                                                             -----------------   -----------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of related party notes payable                           (113,776)         (1,521,200)         (1,634,976)
   Repayment of note payable                                          (179,988)         (1,090,839)         (1,519,062)
   Loans from related parties                                          227,000                   -           7,451,287
   Proceeds from notes payable                                       4,400,000                   -           4,400,000
   Issuance of convertible debentures                                1,800,000                   -           2,450,000
   Common stock issued for cash                                              -          10,240,750          11,131,032
   Stock offering costs                                                      -             (26,289)            (26,289)
                                                             -----------------   -----------------  ------------------

       Net Cash Provided by Financing Activities                     6,133,236           7,602,422          22,251,992
                                                             -----------------   -----------------  ------------------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                             (2,032,168)          1,808,023             144,131

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                           2,176,299             368,276                   -
                                                             -----------------   -----------------  ------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $         144,131   $       2,176,299  $          144,131
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

                                        OCEAN POWER CORPORATION AND SUBSIDIARIES
                                             (A Development Stage Company)
                                         Consolidated Statements of Cash Flows

                                                                                                          From
                                                                                                       Inception on
                                                                       For the Years Ended               March 26,
                                                                          December 31,                 1992 Through
                                                             -------------------------------------     December 31,
                                                                    2001               2000                2001
                                                             -----------------   -----------------  ------------------
CASH PAID FOR:

   Interest                                                  $          16,488   $               -  $           16,488
   Income taxes                                              $               -   $               -  $                -

NON-CASH FINANCING ACTIVITIES

   Value of common stock, warrants, options and
    discounts on equity instruments issued for
    services                                                 $               -   $       3,188,931  $        3,802,930
   Equity instruments issued for deferred
    consulting expense                                       $               -   $         740,000  $          740,000
   Common stock issued for recapitalization                  $               -   $               -  $        2,761,773
   Common stock issued for conversion of debt                $         456,286   $       1,171,812  $        2,963,511
   Acquisition of licenses through license agreement
    payable                                                  $               -   $       6,940,000  $        6,940,000
   Warrants granted in conjunction with debt instruments     $       3,261,386   $               -  $        3,261,386

   Acquisition of subsidiary:
       Assets acquired                                                           $       1,272,392
       Liabilities assumed                                                              (2,362,148)
       Goodwill                                                                          6,589,756
                                                                                 -----------------
         Purchase price                                                                  5,500,000
       Payment with 1,718,748 shares of
         common stock                                                                   (5,500,000)
                                                                                 -----------------

       Cash used for acquisition                                                 $               -
                                                                                 =================


                The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000



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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

              The Subsidiaries:

              Integrated Water and Power Corporation (IWP) (formerly Clean Air Power Technologies Corporation) (formerly Advanced Technologies Manufacturing Corporation) was incorporated, as a wholly owned subsidiary on December 11, 1996 under the laws of the State of Delaware to engage in any lawful act or activity for which corporations may be organized under the General Corporation Laws of Delaware. IWP is currently inactive.

              Advanced Power Sources Corporation (APS) (formerly ZE-Power Technologies Corporation) (formerly P.T.C. Corporation) was incorporated, as a wholly owned subsidiary on March 26, 1992 under the laws of the State of Delaware to engage in any lawful act or activity for which corporations may be organized under the General Corporation Laws of Delaware. APS is currently inactive.

              Manufacturing Technologies Corporation (MTC) was incorporated, as a wholly owned subsidiary on January 7, 1997 under the laws of the State of Delaware to engage in any lawful act or activity for which corporations may be organized under the General Corporation Laws of Delaware. MTC is currently inactive.

              SIGMA Elektroteknisk, AS (SIGMA), a company acquired in 2000 (Note
              5) was incorporated on January 6, 1994 under the laws of the Country of Norway to engage in the business of developing and producing personal combustion power plants (PCP's), an energy converter utilizing a Stirling engine that runs on natural gas or propane and produces heat and electricity for use in micro CHP (combined heat and power) systems, an appliance to produce heat and power in households.

              Ocean Power UK Limited (UK) was incorporated as a wholly-owned subsidiary on October 31, 2000 under the laws of Great Britain to serve as a sales and marketing company in Europe.

              Powerco US, Inc. (Powerco) was incorporated as a wholly-owned subsidiary under the laws of the State of Delaware to engage in any lawful activity under the General Corporation Laws of Delaware.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a.  Accounting Method

              The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


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

                                                                                      For the Years Ended
                                                                                         December 31,
                                                                            --------------------------------------
                                                                                   2001                2000
                                                                            ------------------  ------------------
              Net loss before extraordinary item (numerator)                $      (17,639,665) $       (9,270,116)

              Weighted average number of shares
               outstanding (denominator)                                            38,312,532          36,157,787
                                                                            ------------------  ------------------

              Loss per share                                                $            (0.46) $            (0.25)
                                                                            ==================  ==================

              Extraordinary item (numerator)                                $          157,822  $          165,341

              Weighted average number of shares
               outstanding (denominator)                                            38,312,532          36,157,787
                                                                            ------------------  ------------------

              Income per share                                              $             0.00  $             0.00
                                                                            ==================  ==================

              c.  Provision for Taxes

              The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, using the liability method. The estimated future tax effect of differences between the basis in assets and liabilities for tax and accounting purposes is accounted for as deferred taxes. In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were more likely than not that all, or some portion, of such deferred tax assets would not be realized. A full allowance against deferred tax assets was provided as of December 31, 2001.

              At December 31, 2001, the Company has net operating loss carryforwards of approximately $19,900,000 that may be offset against future taxable income through 2021. No tax benefit has been reported in the financial statements because the Company believes that it is more likely than not that the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              d.  Cash and Cash Equivalents

              The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

              e.  Principles of Consolidation

              The financial statements are consolidated with Ocean Power Corporation and its wholly-owned subsidiaries, Integrated Water and Power Corporation, Advanced Power Sources Corporation, Manufacturing Technologies Corporation, SIGMA Elektroteknisk, AS, Ocean Power UK Limited, and PowerCo US, Inc. All significant intercompany accounts and transactions have been eliminated.

              f.  Equipment

              Office equipment and software are recorded at cost. Major additions and renewals are capitalized and depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are depreciated over the shorter of their useful lives or the lease term. Depreciation expense for the years ended December 31, 2001 and 2000 was $186,872 and $73,863, respectively.

              Equipment consists of the following:

              Estimated Useful                                                                      December 31,
                   Life                                                                                 2001
              ----------------                                                                  -------------------
              20 years                       Distillation equipment                             $          564,110
              5 - 7 years                    Office equipment and furniture                                543,564
              3 - 5 years                    Computers and software                                        159,287
              7 years                        Phone system                                                   20,466
              7 years                        Leasehold improvements                                        280,843
                                             Artwork                                                         1,393
                                             Accumulated depreciation                                     (404,096)
                                                                                               -------------------

                                             Net Equipment                                      $        1,165,567
                                                                                                ==================

              g.  Goodwill

              The cost of investment in subsidiaries in excess of the fair value of net assets at the date of purchase is being amortized by the straight-line method over a period of ten years.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              i.  Newly Issued Accounting Pronouncements (Continued)

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              i.  Newly Issued Accounting Pronouncements (Continued)

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

              j.  Revenue Recognition Policy

              The Company's policy to record revenue will be to record revenue upon shipment of goods and after all risks and rewards of ownership of the related products has passed to the buyer. The Company will record sales for services upon the completion of training, ratably over the life of any maintenance or support agreement and in the current period for any access or rental fees. The Company records billings and cash received in excess of revenue earned as deferred revenue. The Company had $-0- and $-0-revenue for the year ended December 31, 2001 and 2000, respectively, and $35,550 and $-0- deferred revenue at December 31, 2001 and 2000, respectively.

              k.  Advertising

              The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for the years ended December 31, 2001 and 2000 was $38,006 and $-0-, respectively.

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              l.  Long-lived Assets (Continued)

              Likewise, the intangible assets recorded in connection with the Company's licensing agreement with Aquamax and Keeran (Note 10(e)) is assessed to determine whether or not impairment exists by comparing the Company's progress in development of the desalination business as compared to the Company's benchmark expectations for development of its technology and positioning of the desalination business for commercial operations.

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

              m.  Research and Development

              All amounts expended for research and development are charged to expense as incurred. Research and development expense for the years ended December 31, 2001 and 2000 was $4,144,063 and $295,456, respectively.

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

              r.  Restricted Cash

              At December 31, 2001, the Company's subsidiary, Sigma had cash of $75,217 in a separate bank account which is restricted for the payment of payroll taxes. The payroll taxes are paid monthly.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 3 -      ADVANCES TO EMPLOYEES

              During 1997, 1998, 1999 and 2000, the Company made cash advances of $663,965 to employees. The advances were formalized through the signing of notes receivable bearing interest at 7% per annum with each employee at the end of each year. Per the terms of the notes, interest is added to the balance of the notes at the end of each year. At December 31, 2001, the Company had outstanding employee advances of $370,107.

NOTE 4 -      PATENTS AND LICENSING AGREEMENTS

              The Company's patents and license agreements consisted of the following at December 31, 2001:

               Patents                                     $          973,658
               Licensing Agreement - Aquamax/Keeran                 6,540,000
               Licensing Agreement - STM                              500,000
               Accumulated amortization                            (1,535,046)
                                                           ------------------

                                                           $        6,478,612
                                                           ==================

              As part of the purchase of Sigma, the Company acquired patents valued at their fair value of $973,658. The patents have an estimated remaining life of 90 months from the date of the Sigma acquisition. The patents are pledged as collateral for obligations of $489,043 at December 31, 2001 (Note 7).

              The license agreement represents rights to patent and patent applications for technology acquired from Aquamax and Keeran (Note
              10). The cost of the license agreement is being amortized over its estimated useful life of 10 years. Amortization expense for the years ended December 31, 2001 and 2000 was $129,067 and $41,129, respectively for the Patents and was $864,850 and $190,850, respectively for the Licensing Agreement - Aquamax/Keeran. Accumulated amortization at December 31, 2001 was $864,850 and $170,196 for the Licensing Agreement - Aquamax/Keeran and the Patents, respectively.

              The Company recorded a License fee of $500,000 for the exclusive rights to certain STM patented and unpatented technology related to Stirling cycle heat engines. The amount represents the initial amount due under the terms of the Agreement.

              The Company is amortizing the amount over twelve months using the straight line method. The Company has not paid the second payment of $500,000 which was due to STM at April 20, 2001. This amount is included in accrued expenses. Because of the nonpayment, the Company no longer has exclusive license rights to STM's patented and unpatented technology, but has retained the rights on a non-exclusive basis. Accordingly, the Company recorded amortization expense of $213,699 and an impairment expense of $286,301 during the year ended December 31, 2001. The impairment expense was calculated at the day that the Company's license with STM became non exclusive due to non payment.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 5 -      BUSINESS COMBINATION

              In August 2000, the Company acquired SIGMA Elektroteknisk, AS (SIGMA) by exchanging 1,718,748 shares of its common stock for all of the common stock of SIGMA. The acquisition was accounted for as a purchase in accordance with APB 16, "Business Combinations." The excess of the total acquisition cost over the fair value of the net assets acquired of $6,589,756 is being amortized over 10 years by the straight-line method. Amortization expense amounted to $658,976 and $274,573 for the years ended December 31, 2001 and 2000, respectively. Net Goodwill at December 31, 2001 was $5,656,207.

              The  results  of   operations   of  SIGMA  are   included  in  the
              consolidated financial statements from the date of acquisition.

              Unaudited pro forma consolidated results of operations for the year ended December 31, 2000 as though SIGMA had been acquired as of January 1, follows:

              The unaudited pro forma consolidated results include the amounts for the Company and Sigma and a full year of amortization of goodwill as well as $50,000 of estimated acquisition costs.

                                                                    December 31,
                                                                        2000
                                                                    ------------
                          Sales                                  $            -
                          Net loss                                  (10,099,010)
                                                                 ==============

                          Basic and diluted earnings per share   $        (0.27)
                                                                 ==============

              The unaudited proforma results of operations are not necessarily indicative of what the results would have been had the acquisition actually occurred on the dates indicated, and are not necessarily representative of future results of operations.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 6 -      NOTES PAYABLE - RELATED PARTIES

              Notes payable - related parties at December 31, 2001 consisted of the following:

              Unsecured note payable to a shareholder bearing interest
               at 10% per annum, all unpaid interest and principal due
               upon demand, secured by personal guarantee of officer.                $          88,696

              Unsecured note payable to an employee bearing interest
               at 10% per annum, all unpaid interest and principal due
               upon demand.                                                                    282,813

              Unsecured note payable to an officer bearing interest at
               10% per annum, due upon demand.                                                 232,585

              Unsecured note payable to an employee bearing interest at
               10% per annum, due upon demand.                                                  54,263

              Unsecured note payable to an employee bearing interest at
               10% per annum, due upon demand.                                                 240,910

              Unsecured note payable to an employee bearing interest at
               10% per annum, due upon demand.                                                  61,884

              Unsecured note payable to an employee bearing interest at
               10% per annum, due upon demand.                                                 116,197

              Unsecured note payable to an employee bearing interest at
               10% per annum, due upon demand.                                                   5,659

              Unsecured note payable to an employee bearing interest at
               10% per annum due upon demand.                                                   70,270

              Unsecured note payable to an employee bearing interest at
               5% per annum, due on November 20, 2004.                                         215,000

              Unsecured note payable to an officer bearing no interest,
               due on demand                                                                    12,000
                                                                                     -----------------

                         Total Notes Payable - Related Parties                       $       1,380,277
                                                                                     =================

              Total interest expense to related parties was $93,909 and $163,938 for the years ended December 31, 2001 and 2000, respectively.

              During the year ended December 31, 2000, the Company settled amounts due of $511,575 with three previously employed persons for $346,234, resulting in a gain on extinguishment of debt of $165,341. The former employees settled to accelerate the repayment process.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 6 - NOTES PAYABLE - RELATED PARTIES (Continued)

              Annual maturities of notes related parties payable are as follows:

              Years Ending
              December 31,
              ------------
              2002                                             $       1,315,277
              2003                                                        60,000
              2004                                                         5,000
                                                               -----------------
                                                               $       1,380,277
                                                               =================

NOTE 7 -      NOTES AND CONVERTIBLE DEBENTURES PAYABLE

              Notes and debentures payable at December 31, 2001 consist of the following:

                                                                                         December 31,
                                                                                             2001
                                                                                         -------------
              Notes payable to two parties bearing interest at
               10.5%, collateralized by guarantee of the president
               of the Company, due in full by March 5, 2002.                          $        3,000,000

              Notes  payable to two parties  bearing  interest  at 10%,  without collateral, convertible into the Company's common
               stock at $4.00 per share, due in full by April 2, 2003.                           600,000

              Notes payable to ten parties bearing interest at 10% to 10.5%,
               without collateral, due in full one year from issue.                            1,400,000

              Three (3)  convertible  debentures  payable due August to November
               2004,  bearing interest at 12% per annum,  uncollateralized,  and convertible into shares of the
               Company's common stock at $1.50 per share.                                        550,000

              Six (6)  convertible  debentures  payable  due August to  December
               2006,  bearing interest at 12% per annum,  uncollateralized,  and convertible into shares of the
               Company's common stock at $1.00 to $1.50 per share.                               700,000


              Four (4) convertible  debentures  payable due August 2006, bearing interest at 12% per annum,  uncollateralized and convertible into shares of the
               Company's common stock at $1.50 per share.                                         71,000
                                                                                      ------------------

              Balance forward                                                         $        6,321,000
                                                                                      ------------------

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 7 -      NOTES AND DEBENTURES PAYABLE (Continued)

              Balance forward                                                           $       6,321,000

              Convertible debenture payable to Cornell Capital Corporation,  due
               November 30, 2006, bearing interest at 6% per annum,  convertible into  shares of common  stock at either 120% of closing bid price on November 29, 2001 or 80% of
               lowest closing bid price for five trading days prior to conversion.                500,000

              Less discount resulting from allocation of proceeds
               to warrants and conversion rights issued with the debt.                         (1,633,000)
                                                                                       ------------------
                      Subtotal                                                                  5,188,000

              Note payable to SND bearing a variable  interest  rate,  (10.9% at
               December 31, 2000) due in equal semi-annual  payments which began
               May 1, 2000, collateralized by machinery
               and lease.                                                                         100,140

              Note payable to SND bearing a variable  interest  rate,  (10.9% at
               December 31, 2000) due in equal semi-annual  payments which began
               May 10, 2000, collateralized by machinery
               and lease.                                                                         433,632

              Note payable to Silent Clean Power bearing interest at 12.00%, due in equal semi-annual payments, collateralized
               by patents and licenses.                                                           489,043

              Note payable to SND bearing a variable  interest  rate,  (10.9% at
               December 31, 2000) due in equal semi-annual  payments which began
               April 3, 2000, collateralized by
               machinery and lease.                                                                35,851
                                                                                       ------------------

              Total Notes and Debentures Payable                                       $        6,246,666
                                                                                       ==================

              Annual maturities of notes and debentures payable are as follows:

                      Years Ending
                      December 31,
                      ------------

                      2002                                $        3,952,780
                      2003                                           472,886
                      2004                                           616,000
                      2005                                                 -
                      2006                                         1,205,000
                                                          ------------------

                                                          $        6,246,666
                                                          ==================

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 7 -      NOTES AND DEBENTURES PAYABLE (Continued)

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

              As additional consideration for $600,000 of the convertible notes payable, the Company granted 200,000 warrants with an exercise price of $1.50 per share and an expiration date of April 1, 2003. The warrants were valued at $2.73 per share ($546,000 in total) pursuant to the Black Scholes pricing model. The proceeds were allocated between debt and additional paid-in capital in proportion to the relative fair value of the debt and equity (warrants and beneficial conversion rights) elements of the transaction. The portion allocated to equity was $203,048 and the remaining balance of $396,952 has been recorded as debt, net of discount. The discount of $203,048, and debt issue costs of $12,000 will be amortized to interest expense over the term of the debt using the effective interest rate method.

              As additional consideration for $1,400,000 of the non-convertible notes payable, the Company granted 425,002 warrants with an exercise price of $1.50 per share and 300,000 warrants with an exercise price of $1.00 per share, all with an expiration date of five years from the dates of grant. The warrants were valued at an average of $2.50 per share ($1,811,420 in total) pursuant to the Black Scholes pricing model. The proceeds were allocated between debt and additional paid-in capital in proportion to the relative fair value of the debt and equity (warrants and beneficial conversion rights) elements of the transaction. The portion allocated to equity was $773,102, and the remaining balance of $626,898 has been recorded as debt, net of discount. The discount of $773,102 will be amortized to interest expense over the term of the debt using the effective interest rate method.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 7 -      NOTES AND DEBENTURES PAYABLE (Continued)

              During the year ended December 31, 2001, the Company issued convertible debentures with detached warrants in exchange for $700,000 in cash from one entity and for interest due of $71,000 to three entities. The convertible debentures bear interest at 12% and are due in five years from the dates of issuance unless converted into the Company's common stock. The debentures payable are convertible into the Company's common stock at a price of $1.00 to $1.25 per share. Concurrent with the convertible debentures, the Company granted 1,694,667 warrants to purchase one share of the Company's common stock with an exercise price of $1.00 to $1.25 per share. The warrants were granted as additional consideration to the lenders for funding the convertible debentures and will be valued at $3,680,668 pursuant to the Black Scholes pricing model. The proceeds of the convertible debenture will be allocated between debt and additional paid-in capital in proportion to the relative fair value of the debt and the equity (warrants and beneficial conversion features) elements of the transactions. The portion to be allocated to equity will be $621,488. The discount of $621,488 will be amortized to interest expense over the term of the debt using the effective interest rate method.

              For the year ended December 31, 2001, the Company amortized $1,628,386 of the discounts to interest expense.

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

              During March 2000, 66,667 shares of common stock were issued to convert one of the three $100,000 debentures and 133,333 warrants associated with the convertible debenture were granted and exercised.

              During August 2001, the Company issued a convertible debenture for $5,000 in exchange for accrued interest on the $100,000 converted debenture discussed above. The debenture is due August 19, 2006. The debentures accrue interest at 12% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.50 per share. The debentures also carry warrants to purchase 6,667 shares of the Company's common stock at a price of $1.25 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $218 at December 31, 2001.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 7 - NOTES AND DEBENTURES PAYABLE (Continued)

              During August 2001, the Company issued two amended convertible debentures for the two remaining $100,000 debentures discussed above. The amended debentures are due August 1, 2004. The amended debentures accrue interest at 12% per annum. The holders of the debentures retain the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.50 per share. The debentures also carry warrants to purchase 133,333 shares of the Company's common stock at a price of $0.75 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended convertible debentures amounted to $19,267 at December 31, 2001.

              During August 2001, the Company issued two convertible debentures for $12,000 each in exchange for accrued interest on the remaining two $100,000 debentures discussed above. The debentures are due August 19, 2006. The debentures accrue interest at 12% per annum. The holders of the debentures retain the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.50 per share. The debentures also carry warrants to purchase 16,000 shares of the Company's common stock at a price of $1.25 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $1,048 at December 31, 2001.

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

              During August 2001, the Company issued an amended convertible debenture for the $350,000 debenture discussed above. The amended debenture is due August 1, 2004. The amended debentures accrue interest at 12% per annum. The holders of the debentures retain the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.50 per share. The debentures also carry warrants to purchase 466,667 shares of the Company's common stock at a price of $0.75 per share. The warrants are exercisable immediately valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $47,250 at December 31, 2001.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 7 -      NOTES AND DEBENTURES PAYABLE (Continued)

              During August 2001, the Company issued a convertible debenture for $42,000 in exchange for accrued interest on the $350,000 debenture discussed above. The debenture is due August 19, 2006. The debenture accrues interest at 12% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.50 per share. The debenture also carry's warrants to purchase 56,000 shares of the Company's common stock at a price of $1.25 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $1,834 at December 31, 2001.

              During August 2001, the Company issued a convertible debenture for $200,000 in exchange for cash. The debenture is due August 19, 2006. The debenture accrues interest at 12% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.50 per share. The debentures also carry warrants to purchase 266,667 shares of the Company's common stock at a price of $1.25 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $8,733 at December 31, 2001.

              During August 2001, the Company issued a convertible debenture for $100,000 in exchange for cash. The debenture is due August 22, 2006. The debenture accrues interest at 12% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.50 per share. The debentures also carry warrants to purchase 133,333 shares of the Company's common stock at a price of $1.25 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $4,366 at December 31, 2001.

              During September 2001, the Company issued a convertible debenture for $100,000 in exchange for cash. The debenture is due September 14, 2006. The debenture accrues interest at 12% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.00 per share. The debentures also carry warrants to purchase 300,000 shares of the Company's common stock at a price of $1.00 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $3,533 at December 31, 2001.

              During October 2001, the Company issued a convertible debenture for $100,000 in exchange for cash. The debenture is due October 29, 2006. The debenture accrues interest at 12% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.00 per share. The debentures also carry warrants to purchase 300,000 shares of the Company's common stock at a price of $1.00 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $2,067 at December 31, 2001.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 7 -      NOTES AND DEBENTURES PAYABLE (Continued)

              During November 2001, the Company issued a convertible debenture for $100,000 in exchange for cash. The debenture is due November 16, 2006. The debenture accrues interest at 12% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.00 per share. The debentures also carry warrants to purchase 300,000 shares of the Company's common stock at a price of $1.00 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $1,500 at December 31, 2001.

              During November 2001, the Company issued a convertible debenture for $500,000 in exchange for cash. The debenture is due November 29, 2006. The debenture accrues interest at 6% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt and accrued interest into the Company's restricted common stock at a price equal to 120% of the closing bid price of the Company's common stock as of the issue date of the debenture, or an amount equal to 80% of the lowest closing bid price of the Company's common for the five trading days immediately preceding the conversion date. Interest expense associated with the amended debenture amounted to $32,548 at December 31, 2001.

              During December 2001, the Company issued a convertible debenture for $100,000 in exchange for cash. The debenture is due December 18, 2006. The debenture accrues interest at 12% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.00 per share. The debentures also carry warrants to purchase 300,000 shares of the Company's common stock at a price of $1.00 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $433 at December 31, 2001.

              The Company recorded a discount on the convertible debentures from 1999 in order to allocate to additional paid-in capital the value of the beneficial conversion features of the debentures. The beneficial conversion features consist of the debenture holder's rights to convert the debentures into units, each unit consisting of one share of restricted common stock (at a conversion ratio equal to $1.50 per share which was the trading value of the Company's unrestricted common stock measured as of the date of issuance of the debentures) and two attached warrants giving the holders the right to purchase two shares of restricted common stock (each at an exercise price equal to $0.75 per share less than the trading value of the Company's unrestricted stock measured at the date of issuance of the debentures). The value of the beneficial conversion features was computed as the lesser of
              (1) the value of the warrants or (2) total proceeds of the debentures. As of the date of the issuance of the debentures, the entire proceeds were allocated to additional paid-in capital and a corresponding discount offsetting the liability under the debentures. The discount was fully amortized to interest expense because the debenture holders could have converted the debentures immediately when the debentures were issued. During 1999, interest expense of $550,000 was recognized as the result of amortization of the discount.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 8 - ACCRUED EXPENSES

              The Company's accrued expenses are comprised of the following items:

                                                                 December 31,
                                                                     2001

                  Accrued payroll taxes payable               $          47,325
                  Accrued interest payable - payroll                     52,717
                  Accrued payroll tax penalty                            98,845
                  Accrued franchise taxes payable                        97,828
                  Accrued fringe benefits taxes payable                  25,607
                  Accrued vacation payable                              234,607
                  Accrued other expenses                                 42,758
                  Aquamax/Keeran contingency accrual                    934,800
                  Aquamax/Keeran license fee payable                  6,540,000
                  Accrued STM license fee payable                       500,000
                  Accrued deferred compensation - Moard                 115,824
                  Accrued legal settlement - Mchargue                    63,400
                  Accrued interest payable                              806,811
                                                              -----------------

                                Total                         $       9,560,522
                                                              =================

NOTE 9 - GOING CONCERN

              The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had limited activities since inception and is considered a development stage company because it has no operating revenues, and planned principal operations have not yet commenced.

              The Company has incurred losses from its inception through December 31, 2001 of approximately $37,500,000. The Company does not have an established source of funds sufficient to cover its operating costs, has a working capital deficit of approximately $18,800,00, has relied exclusively on debt and equity financing, accordingly, there is substantial doubt about its ability to continue as a going concern.

              In order to develop a reliable source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans include raising additional capital through the private placement sales of our common stock and/or loans from third parties, the proceeds of which will be used to develop the Company's products, pay operating expenses and pursue acquisitions and strategic alliances. The Company expects that it will need $20,000,000 to $30,000,000 of additional funds for operations and expansion in 2002. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

              The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 10 -COMMITMENTS AND CONTINGENCIES

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

              During June 1998, the Company entered into a five year employment agreement with its Secretary/Treasurer. The agreement calls for a base salary of $130,000 per year allowing for increases each year based on the Consumer Price Index, merit increases and increases in salary or bonus as deemed appropriate to reflect the value of services provided. The agreement also calls for the extension of certain executive benefits. During 2001, the base salary was increased to $208,000 per year.

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 10 -COMMITMENTS AND CONTINGENCIES (Continued)

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

              The Company recognized consulting expense of $130,402 to reflect the fair value of the common stock and options upon grant. During 2000 and 1999, the Company paid $21,500 and $10,000 in commissions to Weckstein, respectively. No options were exercised as of December 31, 2000 (see Note 12).

              During February 2000, the Company signed an amendment to its agreement for consulting services with Weckstein dated December 7, 1999. The amendment cancels the 125,000 options previously issued and called for the Company to issue 100,000 options to purchase the Company's common stock exercisable at $6.00 per share until February 18, 2003. The grant date and measurement date were on February 18, 2000. The Company recognized consulting expense of $494,596 to reflect the excess of the fair value of the options as determined by the Black Scholes pricing model upon the grant of the options over expense previously recognized on the canceled options.

              During April 2000, the Company amended its agreement for consulting services with Weckstein dated February 18, 2000. The amendment cancels the 100,000 options previously issued and called for the Company to issue 110,000 options to purchase the Company's common stock exercisable at $3.00 per share until February 18, 2003. The Company did not recognize any additional consulting expense upon the grant of the options because the value of the new options did not exceed the value of the options previously granted as determined by the Black Scholes pricing model.

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 10 -     COMMITMENTS AND CONTINGENCIES (Continued)

              b.  Consulting Agreements (Continued)

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

              The liability was converted to equity upon issuance of the units and the value of the stock and warrants will be expensed over the term of the agreement upon completion of services each quarter. Pursuant to EITF 96-18, "Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring Or In Conjunction With Selling, Goods Or Services", the Company will continue to revalue the warrants until earned upon completion of services. At January 1, 2000, the consulting agreement was valued at $1,500,000, representing the market value of 100,000 shares of the Company's common stock and 100,000 warrants. As of December 31, 2000, the consulting contract was valued at $740,000, representing the 100,000 shares of common stock issued on July 25, 2000 at the then trading price of $4.00 per share and the value of the warrants at December 31, 2000 of $340,000, as determined by the Black Scholes pricing model. For the year ended December 31, 2000, the Company had amortized $279,334 of the contract , leaving a remaining balance of $410,667 at December 31, 2000 which is included as a reduction of stockholders' equity. At December 31, 2001, the remaining balance was $152,166 which is included as a reduction of stockholders equity.

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 10 -     COMMITMENTS AND CONTINGENCIES (Continued)

              b.  Consulting Agreements (Continued)

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

              During June 2001, the Company entered into a two-year consulting agreement with Gene Martineau to receive services related to interfacing with institutional investors and brokerage firms. The Company issued 120,000 shares of common stock and granted 120,000 warrants exercisable for two years at $1.50. Pursuant to EITF 96-18, "Accounting For Equity Instruments that Are Issued To Other Than Employees For Acquiring Or In Conjunction With Selling, Goods or Services", the Company will continue to revalue the warrants until earned upon completion of services. The unamortized fair value at December 31, 2001 was $271,833 which is included as a reduction of stockholders equity.

              On June 20, 2001, the Company (through its subsidiary Powerco US, Inc.) entered into an employment agreement with David Moard (Moard) wherein Moard would serve as the president of the Powerco. Terms of the agreement are as follows: (1) Moard's base salary will be $240,000 per year with the first and second years salary being deferred to future years,(later amended to deferring $60,000 per year starting November 1, 2001) and (2) Moard was granted 820,000 stock options exercisable at $1.50 per share of which 260,000 vest in year one, 360,000 vest in year two and 200,000 vest in year three. The employment agreement is in effect for three years. The Company has accrued wages of $115,824, which represents the deferred salary through December 31, 2001, and has expensed $270,593, which represents amortization of the intrinsic value of the stock options as well as the payroll expense. At December 31, 2001, the unamortized intrinsic value of the stock options amounted to $717,000, which is included as an offset to equity as deferred compensation expense and will be amortized over the vesting period of the options.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 10 -     COMMITMENTS AND CONTINGENCIES (Continued)

              b.  Consulting Agreements (Continued)

              On September 1, 2001, the Company (through its subsidiary Powerco US, Inc.) entered into a 24 month consulting agreement with IF, LLC to provide consulting services relating to business development through proactive communication to new customers of Powerco's distribution generation equipment and to assist in the development and forecasts of Powerco's business plan. The Company has agreed to pay IF, LLC $15,000 per month of which $10,000 will be paid monthly and $5,000 will be accrued until the Company has received a minimum investment of $2,000,000. The agreement was entered into and cancelled in the fourth quarter of 2001.

              c.   Office and Building Lease

              The Company leases its office space under a non-cancellable operating lease which expires on April 30, 2006. The monthly rent amount is $22,500 with yearly increases of approximately 2% per year. Rent expense for the years ended December 31, 2001 and 2000 was $298,550 and $187,066, respectively. The Company also has the option to purchase the building from May 1, 2003 to April 30, 2006 at $2,350,000.

              During July 2000, the Company's wholly-owned subsidiary, SIGMA, signed a one year lease with its Chief Executive Officer for building use and warehouse space. The lease calls for payments of $6,220 per month and is renewable for 2 years at the discretion of the Company.

              During October 2001, the Company signed a 6-month office space lease which expires on March 31, 2002. The monthly rent amount is $7,318. The lease will renew automatically with the monthly lease payment adjusting to the then market rate.

              During October 2000, the Company formed a wholly-owned subsidiary, Ocean Power UK Limited, to serve as a sales office in Europe. The Company signed a lease for office space in the United Kingdom for $4,700 per month. The lease is for a minimum of three months, then is on a month-to-month basis. The Company terminated this lease at December 31, 2001.

              d.  Commitment to Register Shares

              The Company has committed to registering 31,000 shares which were issued in 1996 to the shareholders of Venturetech as part of a spin-off of subsidiaries by Group. The shares are recorded as part of the recapitalization.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 10 -     COMMITMENTS AND CONTINGENCIES (Continued)

              e.   License Agreements

              STM
              ---

              During April 2000, the Company entered into a licensing agreement with STM to obtain exclusive rights to STM patented and unpatented technology related to Stirling cycle heat engines. The agreement is for thirty years and calls for annual payments. The payment due in each of the next three years is set and is open for negotiation after three years.

                          YEAR                          AMOUNT
                          ----                      --------------

                          2002                      $    1,500,000
                          2003                           2,000,000
                          2004                           3,000,000
                                                    --------------

                                                    $    6,500,000
                                                    ==============


              The Company paid an initial amount of $500,000 that was amortized over twelve months. The second annual payment in the amount of $500,000 was due and payable on April 20, 2001. The Company defaulted on the second annual payment and under the terms of the contract, lost the exclusive rights to the Technology, but has retained the rights on a non exclusive basis. Due to this default and the inability of the Company to raise sufficient capital to develop the Company's products, the technology was deemed to be impaired as of September 23, 2001, or 60 days after notification of default. As of December 31, 2001, the Company has recognized a payable in the amount of $500,000, amortization expense in the amount of $213,670 and loss on impairment in the amount of $286,330 for the unamortized amount as of September 23, 2001.

              AQUAMAX/KEERAN
              --------------

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 10 -     COMMITMENTS AND CONTINGENCIES

e.       License Agreements (Continued)

              AQUAMAX/KEERAN (Continued)
              --------------

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 10 -     COMMITMENTS AND CONTINGENCIES (Continued)

              e.  License Agreements (Continued)

              AQUAMAX/KEERAN (Continued)
              --------------

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 10 -     COMMITMENTS AND CONTINGENCIES (Continued)

              e.  License Agreements (Continued)

              AQUAMAX/KEERAN (Continued)
              --------------

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 10 -     COMMITMENTS AND CONTINGENCIES (Continued)

              e.  License Agreements (Continued)

              AQUAMAX/KEERAN (Continued)
              --------------

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 10 -     COMMITMENTS AND CONTINGENCIES (Continued)

              e.  License Agreements (Continued)

              AQUAMAX/KEERAN (Continued)
              --------------

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

              In connection with the extension agreement, the Company has assumed the obligation of Aquamax/Keeran to compensate a finder in connection with the transactions between Aquamax/Keeran and the Company an amount of $43,050 and 20,000 shares of the Company's common stock.

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 10 -     COMMITMENTS AND CONTINGENCIES (Continued)

              e.  License Agreements (Continued)

              AQUAMAX/KEERAN (Continued)
              --------------

              Because its agreements with Hadwaco Ltd. Oy and Hackman Oy Abp were non-binding, the Company does not believe that it has a liability arising out of its failure to complete the transactions described above, other than the loss of amounts the Company agreed to pay in connection with obtaining extensions of the agreements. In connection with its dispute with Aquamax/Keeran, the Company still believes it has the right to a purchase price reduction because of the failure of Aquamax/Keeran to deliver exclusive rights to all of the patents and, while no claim has been asserted, might be subject to a damage claim related to the Company's withholding of payment on the Aquamax/Keeran license agreement. The Company has recorded expenses of $984,800 related to the costs of the terminated agreements with Hadwaco/Hackman and the possible costs associated with the Aquamax/Keeran license agreement dispute.

              SIGMA
              -----

              On March 6, 2001, the Company's wholly owned subsidiary, SIGMA, entered into a collaboration agreement with Baxi Group Ltd. (a manufacturer of heating systems in Europe) for the development and marketing of a combined heat and power product (micro-CHP) for the residential market in the United Kingdom. The objective of the agreement is to form a joint working arrangement for the development of a micro-CHP package, consisting of the Sigma Energy Converter (Sigma Stirling engine) and the metal cabinet, into which each unit will be mounted, including controls and connections to both systems and the electricity supply network. The purpose of the collaboration agreement is to design a prototype micro-CHP package to be installed in compliance with applicable regulations in older and larger houses as replacements for boilers that have reached the end of their service life. The parties will work together in assigning sufficient priority and allocating necessary resources (which have already been budgeted by Sigma) to the project to develop the package in a mutually agreeable time frame, which is currently anticipated to be by mid-2003 if the Company can raise sufficient capital to fund completion of its Stirling engine and pay its portion of the costs in connection with the collaboration agreement. Pursuant to the terms of the Collaboration Agreement, each party pays its own expenses. The agreement has no fixed termination date, but can be terminated at any time by either party on three months notice. The costs incurred by the Company, which are associated with the Baxi collaboration, have been expensed when incurred. During the year ended December 31, 2001, such costs consisted of travel costs and research and development costs. For the year ended December 31, 2001, the Company expensed $18,754 of travel costs for monthly planning and update meetings in connection with the collaboration which is included in general and administrative expenses and $31,647 of engineer compensation costs which are included in the research and development expenses.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 10 -     COMMITMENTS AND CONTINGENCIES (Continued)

              e. License Agreements (Continued)

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 10 -     COMMITMENTS AND CONTINGENCIES (Continued)

              e.  License Agreements (Continued)

              SCIENCE APPLICATIONS INTERNATIONAL CORPORATION (SAIC) (Continued)
              -----------------------------------------------------------------

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

              At December 31, 2001, the Company had accrued $42,864 relating to expenses incurred by SAIC. The Company has not made the required $200,000 working capital deposit. Amounts expensed as they relate to SAIC Professional Services Agreement will be classified as research and development expenses.

              f.  License Option Agreement

              During March 2001, the Company entered into a License Option Agreement with the Defence Evaluation and Research Agency (DERA), an English Corporation, whereby the Company purchased for $42,855 an option to use certain fuel cell technology for nine months with an option to extend the agreement by up to three months upon written request and the payment of a $14,285 fee made at least one month prior to expiration of the Agreement. The Company opted not to extend the agreement and recorded $42,855 in amortization expense for the year ended December 31, 2001 related to this agreement.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 11 -     DILUTIVE INSTRUMENTS

              a.  Stock Options

              A summary of the Company's outstanding stock options granted to non-employees and weighted average assumptions used for grants as of December 31, 2001 is presented below:

                             Date of                      Exercise      Exercise        Trading        Amount
      Description            Grant        Vesting         Number          Price          Price       Exercised
--------------------  --------------  -------------  -------------   -------------  -------------  -------------
1) D. Weckstein             06/23/99      Immediate         30,000   $        5.00  $        5.20       Canceled
2) Xcel Associates          07/12/99      Immediate        100,000   $        5.00  $        7.80         20,000
3) Xcel Associates          09/09/99      Immediate        100,000   $        1.00  $        2.90        100,000
4) D. Weckstein             12/07/99      Immediate        125,000   $        1.00  $        1.16       Canceled
5) D. Weckstein             02/18/00      Immediate        100,000   $        6.00  $        6.25       Canceled
6) EBM, Inc.                02/22/00      Immediate        100,000   $        1.50  $        6.25              -
7) D. Weckstein             04/19/00      Immediate        110,000   $        3.00  $        3.31              -
8) D. Weckstein             08/08/00      Immediate        100,000   $        3.50  $        3.58              -
                                                     -------------                                 -------------

    Balance December 31, 2001                              765,000                                       120,000
                                                     =============                                 =============


                                                                Risk-Free

                          Expiration       Interest      Expected        Expected       Expected
    Description              Date            Rate           Life        Volatility      Dividends      Expense
--------------------  --------------  -------------  -------------   -------------  -------------  -------------
1) D. Weckstein             Canceled          5.57%              3           186%              0   $        14,097
2) Xcel Associates          07/12/00          4.97%              1           227%              0            62,561
3) Xcel Associates          03/09/00          5.14%            0.5           113%              0             1,139
4) D. Weckstein             Canceled          5.92%              5           394%              0           130,402
5) D. Weckstein             Canceled          6.67%              3           415%              0           424,596
6) EBM, Inc.                02/22/04          6.67%              4           415%              0           624,998
7) D. Weckstein             04/19/03          6.75%              3           418%              0                 -
8) D. Weckstein             08/31/03          6.75%              3           427%              0           358,000
                                                                                                  ----------------

    Balance December 31, 2001                                                                     $      1,615,793
                                                                                                  ================

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 11 -     DILUTIVE INSTRUMENTS (Continued)

              a.  Stock Options (Continued)

              During May 2000, 598,680 options were granted to an officer exercisable at $1.50 per share. The options vested immediately upon issuance. Compensation expense of $1,272,195 was recorded to reflect the excess of market value at the date of issuance over the options price.

              The following table summarizes information about employee stock options at December 31, 2001:

                                          Number of         Weighted
                                           Options          Average              Weighted           Number of
                                         Outstanding       Remaining             Average          Exercisable at
                                          December 31,    Contractual            Exercise          December 31,
                  Exercise Price             2001              Life               Price                2001
               -----------------      ----------------  ------------------  ------------------  ------------------
              $             1.50               598,650                   2   $            1.50             598,650

              Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under such plan consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                                                      For the Years Ended
                                                                                         December 31,
                                                                            --------------------------------------
                                                                                   2001                 2000
                                                                            ------------------  ------------------
               Net (loss) as reported                                     $        (17,481,843) $       (9,104,775)
               Proforma                                                            (17,481,843)        (10,002,373)
               Basic and diluted (loss) per share as reported                            (0.46)              (0.25)
               Pro forma                                                                 (0.46)              (0.27)

              The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

                                                                          2001
                                                                        --------
              Risk free interest rate                                     6.75%
              Expected life                                                   2
              Expected volatility                                          414%
              Dividend yield                                                0.0

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 11 -     DILUTIVE INSTRUMENTS (Continued)

              b.    Warrants

              A summary of the Company's outstanding warrants and fair value assumptions for grants as determined by the Black Scholes pricing model as of December 31, 2001 is presented below:

                                                                                       Trading
                           Date of                      Exercise        Exercise       Price at       Amount
      Description           Grant        Vesting         Number          Price         Issuance      Exercised
--------------------  --------------  -------------  -------------   -------------  -------------  -------------
1) Various lenders           5/17/99    Upon               720,730   $        1.50  $        0.50          2,913
                                        debenture
                                        conversion
2) Donner Corp, Intl.         2/1/00    Immediately         10,000   $        2.17  $       4.125              -
3) Clement Wohlreich         7/25/00    Immediately        100,000   $        1.50  $        4.00              -
4) Gene Martineau            6/29/01    Immediately        120,000   $        1.50  $        2.80              -
5) Various Lenders           Various    Immediately      3,739,669   $        1.00  $        1.50              -
                                                     -------------                                 -------------
Balance, 12/31/01                                        4,690,399                                         2,913
                                                     =============                                 =============


                                          Risk-Free
                        Expiration        Interest     Expected        Expected       Expected
    Description             Date            Rate            Life        Volatility    Dividends       Expense
--------------------  --------------  -------------  -------------   -------------  -------------  -------------
1) Various lenders           5/19/04          4.77%              5            319%             0         360,173
2) Donner Corp, Intl.         2/1/03          6.43%              3            419%             0          41,242
3) Clement Wohlreich         7/25/03          6.43%              3            419%             0         340,000
4) Gene Martineau            6/29/06          4.97%              5            216%             0               -
5) Various Lenders          12/20/06          4.53%            3.5            220%             0       1,628,386
                                                                                                   -------------

Balance, 12/31/01                                                                                  $   2,369,801
                                                                                                   =============

              The warrants granted to Clement Wohlreich and Gene Martineau do not have a measurement date because the services have not yet been completed, accordingly, the warrants will continually be revalued pursuant to the requirements of EITF 96-18.

NOTE 12 -         STOCK ISSUANCES

              On June 29, 2001, the Company issued 120,000 shares of common stock for consulting services valued at the closing price of $2.80 per share.

              One June 8, 2001, the Company issued 119,152 shares of common stock for the conversion of research advances payable to equity valued at $3.20 per share.

              On April 23, 2001, the Company issued 50,000 shares of common stock for the conversion of accounts payable to equity valued at $1.50 per share.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 12 -     STOCK ISSUANCES (Continued)

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 12 -     STOCK ISSUANCES (Continued)

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 12 -     STOCK ISSUANCES (Continued)

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 12 -     STOCK ISSUANCES (Continued)

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 13 -     REGULATION 504D STOCK OFFERING

              During December 1999, the Company issued 755,085 shares of common stock pursuant to a Regulation 504D stock offering for cash of $600,000. The shares were issued at 60% of the closing bid price one day prior to issuance. The shares were issued at prices ranging from $0.70 per share to $0.90 per share at the same time that the closing bid prices were $1.17 to $1.50.

NOTE 14 -     PRIVATE PLACEMENTS AND MEMORANDUMS

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 15- EQUITY LINE OF CREDIT

              On November 29, 2001, the Company entered into an Equity Line of Credit with Cornell Capital Partners, L.P. (Cornell) pursuant to which the Company may, at its discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $10.0 million. For each share of common stock purchased under the Equity Line of Credit, Cornell will pay 95% of the lowest closing bid price on which our common stock is traded for the 5 days immediately following the notice date. Unless waived by Cornell, the amount of each advance is subject to a maximum advance amount based on an average daily volume of the Company's common stock. The Company may request an advance every three trading days. A consulting fee of 5% of each advance will be paid to Cornell upon closing each of the sales under this agreement. In addition, the Company issued 260,270 shares of common stock on February 28, 2002 as a commitment fee valued at $500,000, or $1.92 per share. The non-refundable commitment fee is included in accounts payable and was fully expensed as debt offering costs. The Company has not drawn any advances under this agreement at December 31, 2001. The Company filed an SB-2, which has not yet been declared effective.

NOTE 16 - SUBSEQUENT EVENTS

              EMPLOYEE OPTIONS

              On January 8, 2002, the Company authorized the issuance of 3,044,588 options to the Board of Directors, Employees and certain consultants. The options are valid for 10 years and are exercisable at $1.00 per share. The closing price on the date of grant was $1.06 per share. Accordingly, the Company will recognize $182,675 of compensation expense in the first quarter of 2002.

              CONVERTIBLE DEBENTURES

              From January to March 7, 2002, the Company has issued five (5) convertible debentures totaling $450,000 which bear interest at 12% per year, are convertible into shares of common stock at $0.70 to $0.90 per share and have 2,071,428 attached warrants. The warrants carry exercise prices of $0.70 to $0.90 per share and have a life of 5 years from the date of grant. The Company will allocate the proceeds of the debt to equity based on the fair value of the warrants as determined by the Black Scholes calculation and will amortize the discount over the life of the convertible debentures.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 16 - SUBSEQUENT EVENTS (Continued)

              NOTES PAYABLE

              From January to March 7, 2002, the Company has issued five (5) Notes Payable totaling $200,000 to unrelated parties. The Notes Payable bear interest at 13% per year, are unsecured and are due one year from the date of issue. Each note includes terms that if the Company elects to pre-pay any principal or interest, then the Holder has the right to convert any amount of the prepayment into the Company's common stock at $0.75 per share. Additionally, the Company granted 200,000 warrants as additional consideration which are exercisable at $0.75 per warrant and have a life of 1 year. The Company will allocate the proceeds of the debt to equity based on the fair value of the warrants as determined by the Black Scholes calculation and will amortize the discount over the life of the Notes Payable.

              REVALUATION OF WARRANTS

              On February 19, 2001, the Company cancelled a total of $3,554,015 warrants which had been previously granted in various private placements and debt financings and had an exercise price of $1.50 per warrant and reissued new warrants with a new exercise price of $0.50 per share. This was done as additional consideration for amending the terms of the debt instruments to extend the due dates of the accrued but unpaid interest and to leave the interest rates at 10% per annum. The cancellation and reissuance of these warrants will cause the Company to recognize an additional $1,360,574 of expense associated with the fair market value of the new warrants.

              OPTIONS FOR CONSULTING SERVICES

              On February 7, 2002, the Company entered into a consulting agreement which extends for three years. The Consultant will assist the Company in preparing material to be used in fund raising activities, and business development activities as well as introduce the Company to potential strategic partners and investors. In consideration for the consulting services, the Company has agreed to grant 100,000 options with an exercise price $1.10 per share. The options have a three year life.

              ISSUANCE OF COMMON STOCK FOR NOTE DEFAULT

              On February 28, 2002, the Company issued 150,000 shares of common stock to a Note Holder pursuant to the default provisions. The shares will be valued at the closing price on the date of issue.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 16 - SUBSEQUENT EVENTS (Continued)

              EXTENSION OF CONSULTING AGREEMENT

              On January 8, 2002, pursuant to an Extension and Expansion Agreement with Weckstein, the Company extended the consulting agreement with Weckstein for a minimum period of six months and up to three years at the option of the Company. As compensation for this extension, the Company has issued to Weckstein 200,000 shares of common stock which will be valued at $1.09 per share on January 8, 2002 and revalued at each reporting date for the following six months or until the services have been completed.

              ISSUANCE OF COMMON STOCK FOR EQUITY LINE OF CREDIT

              On February 28, 2002, the Company issued 260,270 shares of common stock valued at $1.92 per share or $500,000 to Cornell Capital Partners, LP as an incentive to enter into the equity line of credit dated November 29, 2001. (See Note 15)

              ASSET PURCHASE TERM SHEET

              On January 29, 2002, the Company signed an Asset Purchase Term Sheet with Elektryon, Inc. (Elektryon) to acquire certain of Elektryon's assets (subject to approval of the bankruptcy court), including rights to the 100kW Powr/Mastr product line. The term sheet extends Ocean Power's existing exclusive license to the Powr/Mastr product outside the United States and nonexclusive license within the United States through the period necessary to complete a definitive Asset Purchase Agreement, obtain a fairness opinion from Ocean Power's investment banker and obtain satisfaction of all other conditions of sale.

              The price for the purchase will be paid in shares of common stock in three installments: (1) $7,000,000 in the Company's common stock (at the 20 day average price at the time of closing or $2.00 per share, whichever is higher) upon final transfer of assets to the Company, (2) $8,000,000 in common stock (at the 20 day average price or $4.00 per share, whichever is higher) when the Powr/Mastr product achieves 10,000 hours of continuous, failure-free operation or when the Company achieves $6,250,000 of sales over a three month period with a minimum gross margin of 30%, whichever comes first, and (3) $10,000,000 of common stock (at the 20 day average price or $6.00 per share, whichever is higher) when the Company achieved the final milestone. The purchase is subject to satisfaction of other conditions set forth in the term sheet, including approval by the Board of Directors of the respective companies, a fairness opinion from the Company's investment banker and court approval of the purchase as part of a Chapter 11 plan of reorganization by Elektryon.

              The Company has not issued any shares of common stock associated with this agreement, nor has the bankruptcy court in Las Vegas, Nevada approved the sale of the assets from Elektryon to the Company.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 16 - SUBSEQUENT EVENTS (Continued)

              CONSULTING AGREEMENT

              On January 8, 2002, the Board of Directors authorized the issuance of 150,000 warrants exercisable at $1.00 per share for 1 year to Terra Systems in order to secure the exclusive right to integrate Terra Systems' coal fired technology with the Company's Stirling engine.

              INVESTOR RELATIONS AGREEMENT

              On January 8, 2002, the Board of Directors authorized management to execute a consulting agreement with Synergy International
              Partners S.A. (Synergy). Synergy will provide investor relations consulting in Europe. As payment for the consulting agreement, the Company has authorized the issuance of 130,000 shares of common stock and 300,000 warrants with an exercise price of $1.25 per share for the term of the agreement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM  10.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Our directors and executive officers and their ages as of March 25, 2002, are as follows:

       NAME               AGE                   POSITION
       ----               ---                   --------
  Gloria Rose Ott          47       Chairman of the Board and Director
  Joseph P. Maceda         49       President and Director
  Robert L. Campbell       57       Vice-President and Director
  J. Michael Hopper        54       Secretary/Treasurer
  Thomas G. Redmon         58       Senior Vice-President and General Counsel
  Philip M. Johnson        46       Vice-President, International Operations
  Blair Aiken              34       Senior Vice-President, Business Development
  Cheng-Guan Quah          51       Senior Vice-President Asia, Chief Technology
                                    Officer
  David Moard              46       President of Powerco US

         The following is a brief description of the background of our directors and executive officers.


OVERVIEW

         Gloria Rose Ott was a Director of Ocean Power from May 26, 1998 to September 18, 1998. Subsequently, Ms. Ott and Messrs. Maceda and Campbell became Directors of Ocean Power on June 22, 1999 as a result of the merger of PTC Holdings, Inc. with and into Ocean Power. Previously, all such persons were Directors of Holdings. Gloria Rose Ott had served as Director and Chairman of the Board of Holdings since October 1998; Joseph P. Maceda had served as a Director of Holdings since January 1997; and Robert L. Campbell had been a Director of Holdings since June 1997.


BACKGROUND INFORMATION

         GLORIA ROSE OTT. Ms. Ott joined Ocean Power as Chairman of the Board in October, 1998. Ms. Ott was founder and Chairman of Rapid Tech, Inc., from 1995 through 1999. RapidTech, a privately held corporation, managed a Defense Advanced Research project that employed agile manufacturing standards to the eventual mass-production of hybrid vehicles, teaming with Detroit Center Tools and the Taylor Dunn Company.

         In 1994, Ms. Ott received a Presidential Appointment and served on the Board of Directors of the Overseas Private Investment Corporation ("OPIC") until 1999. OPIC sells investment services to assist U.S. companies in some 140 emerging economies around the world with an active portfolio of $18.3 billion. In addition, from 1992-1998 Ms, Ott served as the President of Miraido Corporation, building a $24 million mixed-used real estate project on a city block in San Jose, California. Ms. Ott earned her Bachelor of Arts Degree at San Francisco State University and completed her graduate studies at Sonoma State University.

         JOSEPH P. MACEDA. In January of 1997, Mr. Maceda founded Manufacturing Technologies Corporation to pursue the modular seawater desalination and power markets. This company became a wholly owned subsidiary of PTC Holdings, Inc, in March of 1998. Mr. Maceda also served as President. In June, 1997, PTC Holdings merged with PTC Group, Inc. (OTCBB Symbol: PWRE), and Mr. Maceda became President of the merged company.

         Mr. Maceda has 22 years of experience in business development, management, finance, technology acquisition, and development in support of product commercialization.

         Since Mr. Maceda founded Ocean Power in January 1997, he has devoted 100% of his time to the development of the business that has evolved into Ocean Power. For the seven and half years prior, Mr. Maceda, was the VP of Development of H Power, a corporation formed to develop fuel cell, hydrogen generation, and storage technologies for use in the battery replacement, stationary power, and transportation markets. In March of 1987, Mr. Maceda founded Teledata International, Inc., which was developing wireless, wide-area networks for remote monitoring and control systems.

         From June 1998 until he left H Power in December, 1996, Mr. Maceda raised money, found technologies and developed strategic partnerships for marketing and manufacturing with companies such as Singapore Technologies, Rolls-Royce; Neste Oy; IBM; Duquesne; Sumitomo; British Nuclear Fuels; the U.S. Department of Defense; the U.K. Ministry of Defense, and others.

         ROBERT L. CAMPBELL. Mr. Campbell has 24 years experience in the high technology sectors of the defense electronics industry, is a pioneer in the conversion of defense technologies to peaceful applications, and has 10 years experience in the seawater desalination industry. Prior to founding Integrated Water & Power, during 1997, Mr. Campbell was founding President and Chief Executive Officer of Advanced Distillation Technology ("ADTECH", founded 1991). He was responsible for the identification and negotiation of Kaiser Aerospace & Electronics, Saudi Industries for Desalination Membranes and Systems, and Singapore Technologies Automotive as key investors and partners. He was responsible for ADTech's system design and the location and selection of all key technologies and personnel.

         In 1983, Mr. Campbell founded, operated and developed Advanced Counter Measure Systems ("ACMS") a privately held corporation which supplied advanced technology electronic systems to all U.S. military services and several federal agencies. During 1987 and 1988 Mr. Campbell arranged and concluded the significant sale of equity in ACMS to TRW, Inc., of Delaware and EDO Corporation of New York.

         Mr. Campbell worked at Watkins-Johnson Co. from 1966 to 1983 and progressed from Member to the Technical Staff in Device R&D to Staff Scientist in Electronics Warfare Systems, to Founding Department Manager of the Electronics Warfare Systems group.

         From 1967 to 1970 while in military service (U.S. Army Security Agency and Strategic Communications Command) he designed and deployed extensive test networks used to explore Electromagnetic Pulse effects in support of the Safeguard Anti-Ballistic Missile System development. Mr. Campbell is a graduate of St. Mary's College of Moraga, California (B.S. Physics, 1966), pursued graduate studies at the University of Arizona (Systems Engineering 1968), participated in the Honors Program at Stanford University (Microwave Engineering, 1975) and holds a California State Teaching Credential (lifetime).

         J. MICHAEL HOPPER. Mr. Hopper joined Ocean Power in January of 1997. Prior to his current position, from 1986 to 1996 Mr. Hopper was President, Founder and Partner of Rainbow Video Duplicating, Inc., of New York, a video duplicating service company with clients in corporate, medicine, entertainment, and instructional fields. Mr. Hopper worked closely with clients through all stages of package, design, printing, duplication, fulfillment and final production of an annual distribution exceeding 3 million units. Mr. Hopper has a Bachelor of Arts degree in communications from the University of Florida.

         THOMAS G. REDMON. Thomas G. Redmon, joined Ocean Power on January 1, 2001 as Senior Vice-President and General Counsel. Mr. Redmon received a Doctor of Jurisprudence from University of California at Davis in 1969.

         From 1976 through 2000 he was a partner with the law firm of Wilke, Fleury, Hoffelt, Gould and Birney. During that time he did both litigation and transactional work serving as business and corporate counsel for a number of small to medium sized businesses and specializing in complex business litigation in the healthcare and accounting fields. Mr. Redmon was appointed Managing Partner in 1998 and held that position until December, 2000. During his tenure as Managing Partner, Mr. Redmon was responsible for all aspects of the business operations of the firm.

         PHILIP M. JOHNSON. Mr. Johnson joined Ocean Power in September, 2000 as Ocean Power's Vice-President responsible for International Operations. Philip joined Ocean Power from Innogy, and prior to that, National Power. Immediately prior to joining Ocean Power, Mr. Johnson was Managing Director of Innogy, where he was responsible for the development of the Regenesys(TM) regenerative fuel cell system. From the period 1989 to 1997, while at National Power, Mr. Johnson created four successful businesses, two based on service provision and two based on unique intellectual property. He has global experience in power project development and technology development including product and brand management, process, licensing and joint ventures. Mr. Johnson personally led some of National Power's major change programs and was National Power's first Business Development Manager. He has extensive experience in the energy sector, covering business development and policy, corporate strategy, economics, finance, regulation, institutional development, power production, transmission, distribution and sales.

         A Coopers & Lybrand-trained management consultant, Mr. Johnson has carried out a wide variety of UK and overseas assignments in Energy and Water. His earlier career involved periods with The North of Scotland Hydro-Electric Board, British Electricity International and the Central Electricity Generating Board.

         Mr. Johnson, a citizen of the U.K., received an M.B.A. (Distinction) from Glasgow University and a B.S.C. with Honors from Aston University. He is a Chartered Engineer, and a member of the Institution of Electrical Engineers, the Institution of Mechanical Engineers, and the Institute of Energy.

         BLAIR AIKEN.  Mr.  Aiken  joined  Ocean Power on January 1, 2001,  from
Hydrogen Performance Technologies, or HyPerTec. Mr. Aiken has 11 years experience developing and advising companies. Over the last three years, Mr. Aiken has focused on emerging technology start up concerns, through Think Tank Capital, New York. He originated and evaluated start up technology companies, for investors advising clients whether to proceed with development and/or financing. Industries of clients previously advised by Mr. Aiken included: defense contractors, computer security, power generation and fuel cells. In late 1999, this work lead to the founding of Hydrogen Performance Technologies.

         From 1995 until 2000, Mr. Aiken was with AIM Inc., based in Europe, where he worked to improve and perfect business practices of large European multinationals, first for Akzo Nobel Inc., and later Mobil Oil, SCA Paper, Fuji, Schiphol Airport, and others. Focusing on paradigm improvements through the Best Practice approach has helped clients attain world-class status in the field of site operations with specific attention to safety, health and environment.

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

         DR. CHENG-GUAN (MICHAEL) QUAH. Dr. Quah joined Ocean Power in October of 2001 as the Chief Technology Officer and Senior Vice-President - Asia. In these roles Dr. Quah is charged with coordinating and building up a technology portfolio to support the company's power and water projects globally and leading the growth of Ocean Power in Asia specifically in the ASEAN region and East Asia through joint developmental and commercial ventures with key strategic partners in the region.

         Dr. Quah comes to Ocean Power after over 22 years of broad experience in global business development including Research and Development and technology marketing of components to the water and alternative energy industries. For over 19 of those years Dr. Quah worked at E.I. du Pont de Nemours & Co. Inc., (U.S. Japan and Singapore) in various R&D, marketing and business development functions in DuPont's membrane businesses: Permasep(R)for water desalination, gas separation membranes, and Nafion(R)for use in chloralkali electrolyzers and PEM fuel cells. Dr. Quah was born in Malaysia, originally and holds M.S., M.Phil., and Ph.D. degrees from Yale, after having completed his undergraduate studies in Chemistry and Physics at Harvard in 1974.

         DAVID MOARD. David Moard joined Ocean Power in June of 2001. Mr. Moard heads its subsidiary, Powerco US, Inc., which was formed for the purpose of owning, developing, marketing and selling distributed power and water generation equipment in the United States and Canada. Mr. Moard is the former Chairman and CEO of Hydrogen Burner Technology, Inc. Prior to his co-founding of Hydrogen Burner Technology, Inc., he was assigned by Southern California Gas to serve as an executive to the Gas Research Institute working on the deployment of 40 kW and 200 kW fuel cells manufactured by United Technologies. His responsibilities included deregulation, amendment to local and national codes and industry standards to allow for distributed power generation in an environment that previously favored centralized power generation. Prior to that Mr. Moard led the initial micro-turbine development and testing of Stirling engines in the mid-1980's. In the 1970's Mr. Moard was responsible for the implementation of solar energy project development for Southern California Gas as well as the commercialization of cogeneration equipment and the deployment of internal combustion engines to customers.

         Mr. Edward Juchniewicz became a director of Ocean Power on October 22, 2001 and resigned, for personal and family health reasons, effective March 15, 2002.

SIGNIFICANT EMPLOYEES


SVEIN HESTEVIK, CHIEF EXECUTIVE OFFICER OF SIGMA, ELEKTROTEKNISK AS

         Mr. Hestevik holds a Master's degree in business and economics (1973) from the Norwegian School of Management, BI. He has twenty years of experience in managing small to medium-sized manufacturing companies, including companies within the ABB group. Mr. Hestevik's experience includes project management and establishing manufacturing operations from prototyping to volume manufacturing.


ROBERT ZHAO, PH.D., DIRECTOR OF FUEL CELL TECHNOLOGY

         Dr. Robert Zhao has 18 years of research and development experience in the field of electrochemical energy generation and storage, ranging from primary and secondary batteries to fuel cells. He holds a Ph.D. in Electrochemistry from Case Western Reserve University, Cleveland, Ohio. As the director of Ocean Power's fuel cell technology, he oversees the development of fuel cell components and low temperature fuel processors.

         Before he joined Ocean Power, Dr. Zhao was the program manager of high power PEM fuel cells and a member of Ocean Power's strategic planning committee at H Power Corporation. He was with H Power for two months before accepting his present position with Ocean Power in May 1997. His responsibilities at both companies are in the area of electrochemical development. Specifically he has worked on advanced fuel cell electrodes, stacks, and systems. Currently he is working on advanced alkaline fuel cell technology as well as low-temperature hydrogen generators.

         While Dr. Zhao was working on Defense Advance Research Projects Agency projects at Case Center for Electrochemical Sciences, he accumulated five years of experience on the electrochemical properties of small organic molecular fuels. He has designed and expanded a variety of technology tools to enhance the development of direct organic fuel cell technologies, such as direct methanol fuel cells. Dr. Zhao's experience also includes the development of maintenance-free lead-acid and lithium batteries.


RANDALL L. PEETERS, PHD, CHIEF SCIENTIST

         Dr. Peeters joined Ocean Power in December, 2000 as Chief Scientist. In his capacity as Chief Scientist he directs the development of platelet hot end devices for Stirling engines. This project is multidisciplinary in nature, international in scope, and has the potential to revolutionize Stirling engine applications. Randy received his Ph.D. and MS degrees from the University of Washington in Aeronautics and Astronautics and his BS degree in Aerospace Engineering from the California State Polytechnic University.
         Before joining Ocean Power, Dr. Peeters was the Chief Scientist for GenCorp Aerojet. His primary responsibility was to ensure that Aerojet remained technically viable in a constantly changing, demanding and competitive marketplace. Dr. Peeters had previously served as Manager of Aging and Surveillance, Manager of Advanced Technology, Director of Chemical Research and Development, Director of Chemical and Material Operations, Director of Research and Development, Director of Advanced Development Engineering, and Vice-President of Engineering since joining Aerojet in l982. These organizations varied in size from 10 to 1050 employees and included numerous projects covering a broad spectrum of interdisciplinary activities including liquid rocket engines, solid rocket motors, satellites, armaments, weapon systems, environmental remediation, resource recovery, chemical synthesis, and pharmaceuticals.

         Dr. Peeters has extensive management training, including courses at Aerojet, Eastman Kodak and Xerox Corporations, UC Davis, and Cal Tech. Dr. Peeters has also recently pursued graduate and undergraduate course work at UC Davis resulting in two certificate programs in the environmental area. He has over 35 technical publications and presentations, has chaired seven technical sessions at national meetings and has served on six professional society committees. Currently he is an Associate Fellow of the American Institute of Aeronautics and Astronautics, a member of Tau Beta Pi, on the board of directors for the California Engineering Foundation and the Software Productivity Consortium, and serves on the Advisory Boards for the Highly Filled Materials Institute at the Stevens Institute of Technology, the California State Polytechnic University, and the University of Washington.


KEVIN TYSON

         Mr. Tyson joined the Company in March of 2001 as Chief Information Officer. Mr. Tyson has been building mission-critical information systems for financial services and other enterprises for more than 25 years. He designed, programmed and delivered systems for e-Commerce, funds transfer, equities, fixed-income and derivatives trading, settlement, clearance and compliance operations. Mr. Tyson has been an active participant in the Financial Domain Task Force and Architecture Board of the Object Management Group. He us also a member of the Association for Computing Machinery and has participated in several Program Committees for the OOPSLA and EDOC conferences.


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange commission initial reports of ownership and reports of changes in ownership of Common Stock and other of our equity securities. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us copies of all Section 16(a) forms they file.

         We are nat aware of any instances during fiscal yar 2001, when an executive officer, director or owner of more than ten percent of the outstanding shares of our common stock failed to comply with reporting requirements of
Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth compensation for the fiscal year ended December 31, 2001, for our executive officers:

                                                   SUMMARY COMPENSATION TABLE

                                                ANNUAL COMPENSATION                        LONG TERM COMPENSATION
                                                -------------------                        ----------------------
                                                                                AWARDS
                                                                              RESTRICTED       SECURITIES
                                                                                 STOCK         UNDERLYING         ALL OTHER
NAME AND PRINCIPAL POSITION               YEAR       SALARY        BONUS       AWARD(S)         OPTIONS          COMPENSATION
---------------------------               ----       ------        -----       --------         -------          ------------
 Joseph P. Maceda                         2001    $197,907(1)           --            --                 --                 --
  President                               2000    $191,400(1)           --            --                 --                 --
                                          1999    $186,368(1)           --            --                 --                 --

Cheng-Guan Quah                           2001    $240,000(2)           --            --                 --                 --
  Senior VPA Asia                         2000             --           --            --                 --                 --
  Chief Technology Officer                1999             --           --            --                 --                 --

David Moard                               2001    $240,000(3)           --            --                 --                 --
  President, Powerco US                   2000             --           --            --                 --                 --
                                          1999             --           --            --                 --                 --

Thomas G. Redmon                          2001    $230,000(4)           --            --                 --                 --
  Senior VP/General Counsel               2000             --           --            --                 --                 --
                                          1999             --           --            --                 --                 --

J. Michael Hopper                         2001    $208,000(5)           --            --                 --                 --
  Secretary/Treasurer                     2000    $136,714(5)      $37,500            --            598,680                 --
                                          1999    $133,120(5)           --            --                 --                 --

Robert L. Campbell                        2001    $196,907(6)           --            --                 --                 --
  Vice-President                          2000    $191,400(6)           --            --                 --                 --
                                          1999    $186,368(6)           --            --                 --                 --

-------------------------

(1) The amounts set forth above represent the salary payable by Ocean Power to Mr. Maceda. In 1999, Ocean Power did not pay any cash salary to Mr. Maceda, but the amount shown in the table was due under the terms of Mr. Maceda's employment agreement with Ocean Power. While the amount of salary due to Mr. Maceda under his employment agreement for 1999 was not paid, no note was ever issued, and the obligation of Ocean Power to pay such amount remained an uncertified obligation of Ocean Power. In 2000 and 2001, Ocean Power paid Mr. Maceda $87,500 and $2,632, respectively, of the amount owing for his 1999 salary. In 2000, Ocean Power paid Mr. Maceda $182,000 of his salary in cash and the remaining approximately $9,400 was paid in 2001. In 2001, Ocean Power paid Mr. Maceda $175,000 of his salary in cash and assumed an uncertified obligation to pay Mr. Maceda the remaining $22,907 due under his employment agreement.


(2) Mr. Quah was employed by Ocean Power in October of 2001. The amount set forth above represents the salary payable in the first year of Mr. Quah's employment agreement. In 2001, Mr. Quah was paid $46,154 pursuant to his employment agreement.


(3) Mr. Moard, President of Powerco US, was employed by Ocean Power in June of 2001. Powerco US is a wholly-owned subsidiary of Ocean Power. The amount set forth above represents the salary payable in the first year. Mr. Moard agreed to defer his salary for the first two years of his employment until the third year. This arrangement was amended in November of 2001, wherein Mr. Moard agreed to defer $60,000 of the salary until the third year. In 2001, Mr. Moard was paid $26,615 pursuant to his term sheet.


(4) Mr. Redmon was employed by Ocean Power on January 1, 2001. The amount set forth above represents the salary payable by Ocean Power to Mr. Redmon in 2001. In 2001, Ocean Power paid Mr. Redmon $221,154 of his salary in cash and assumed an uncertified obligation to pay Mr. Redmon the remaining approximately $8,846 due under his employment agreement.


(5) The amounts set forth above represent the salary payable by Ocean Power to Mr. Hopper. While the full amount of salary due to Mr. Hopper under his employment agreement for 1999 was not paid, no note was ever issued, and the obligation of Ocean Power to pay $85,120 remained an uncertified obligation of Ocean Power. In 2000 and 2001, Ocean Power paid Mr. Hopper $82,000 and $3,120, respectively, of the amount owing for his 1999 salary. In 2000, Ocean Power paid Mr. Hopper $130,000 of his salary in cash and the remaining approximately $6,714 was paid in

         2001. In 2001, Ocean Power paid Mr. Hopper $204,000 of his salary in cash and assumed an uncertified obligation to pay Mr. Hopper the remaining $4,000 due under his employment agreement.


(6) The amounts set forth above represent the salary payable by Ocean Power to Mr. Campbell. In 1999 and 2000, Ocean Power paid cash salary to Mr. Campbell in the amount of $66,635 and $182,000, respectively, but the full amounts shown in the table were due under the terms of Mr. Campbell's employment agreement with Ocean Power. While the full amount of salary due to Mr. Campbell under his employment agreement for 1999 was not paid, no note was ever issued, and the obligation of Ocean
         Power to pay $119,733 remained an uncertified obligation of Ocean Power. In 2000 and 2001, Ocean Power paid Mr. Campbell $87,500 and $2,632, respectively, of the amount owing for his 1999 salary. In 2000, Ocean Power paid Mr. Campbell $182,000 of his salary in cash and the remaining approximately $9,400 was paid in 2001. In 2001, Ocean Power paid Mr. Campbell $175,000 of his salary in cash and assumed an uncertified obligation to pay Mr. Campbell the remaining $22,907 due under his employment agreement.


         The following table sets forth certain information concerning the number and value of securities underlying exercisable and unexercisable stock options as of the fiscal year ended December 31, 2001 by the Named Executive Officer.

                            AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL
                                          YEAR-END OPTION VALUES

                                                                   NUMBER OF SECURITIES
                                      NUMBER OF                   UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                                       SHARES                           OPTIONS AT                IN-THE-MONEY OPTIONS AT
                                     ACQUIRED ON       VALUE       DECEMBER 31, 2001(1)            DECEMBER 31, 2001(1)
NAME                                  EXERCISE        REALIZED   EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE(1)
----                                  --------        --------   -------------------------     ----------------------------
J. Michael Hopper                              0            0    Exercisable     598,680   Exercisable                   $0.00
                                                                 Unexercisable         0   Unexercisable                 $0.00

-------------------------

(1) The value of unexercised in-the-money options at fiscal year end is calculated using the last sale price of $0.90 per share as of December 31, 2001, the last trading day of fiscal year 2001 as reported on the Over-the-Counter Bulletin Board.


COMPENSATION OF DIRECTORS

         We have no standard arrangement, pursuant to which our Directors are compensated for services provided as a Director.


EMPLOYMENT AGREEMENTS


JOSEPH MACEDA

         Ocean Power has assumed an employment agreement originally entered into between Joseph Maceda and PTC Holdings, dated June 1, 1998. Under this agreement, Mr. Maceda serves as a director and president of Ocean Power as well as in certain executive capacities for certain of the Companies subsidiaries. The agreement term is five years, from January 1, 1998 to January 1, 2003. The agreement may be terminated early by Ocean Power for cause, or for Mr. Maceda's death or total disability. Under the agreement, Mr. Maceda receives $182,000 in annual salary, adjusted each January 1 during the term according to the Consumer Price Index for the preceding year. In addition, Mr. Maceda is eligible for annual merit bonuses and salary increases, as determined by the board of directors on an annual basis. The agreement also originally entitled Mr. Maceda to receive options to acquire Ocean Power common stock, in amounts to be set forth in a separate memorandum, which has never been agreed to. In addition to standard health and life insurance benefits, under the agreement, Ocean Power provides a car allowance in the amount of $1,000 per month, plus insurance, fuel and maintenance. The agreement also entitles Mr. Maceda's spouse or another family member to accompany Mr. Maceda on business related travel for up to 4 weeks per year at Ocean Power's expense, including accommodations, air fare, meals and travel expenses.

         During the term of the agreement, Mr. Maceda may not engage or participate in any business which is a competitor of Ocean Power, except that he may (i) invest his personal assets in businesses which may be competitive with Ocean Power but do not require his services in their operation or affairs, except solely as an investor; (ii) purchase and beneficially own less than 10% of the securities of competitors, if such securities are regularly-traded; or
(iii) with prior written notice and approval of the board of directors of Ocean Power, participate in conferences, teach or publish written works. Under the agreement, Ocean Power owns all intellectual property created by Mr. Maceda relating to Ocean Power's business, and Mr. Maceda must disclose to Ocean Power any action he takes to protect any intellectual property for 12 months past the termination of the agreement. The agreement also contains provisions which impose duties on Mr. Maceda to keep and protect the confidentiality of Ocean

Power's trade secrets and proprietary information. As a condition of employment, Mr. Maceda was required under the agreement to execute a separate confidentiality and invention agreement, which sets forth in greater detail Mr. Maceda's duties regarding the confidentiality of proprietary information and the assignment to, and Company ownership of, intellectual property created by Mr. Maceda during the term and 6 months thereafter.


ROBERT CAMPBELL

         Ocean Power and Robert Campbell are parties to an employment agreement dated June 1, 1998 which has been assumed by Ocean Power pursuant to its June 22, 1999 merger with PTC Holdings. Pursuant to the agreement, Mr. Campbell serves as a director and Vice-President. The agreement term is five years, from January 1, 1998 to January 1, 2003. The agreement may be terminated early by Ocean Power for cause, or for Mr. Campbell's death or total disability. Under the agreement, Mr. Campbell receives $182,000 in annual salary, adjusted each January 1 during the term according to the Consumer Price Index for the preceding year. In addition, Mr. Campbell is eligible for annual merit bonuses and salary increases, as determined by the board of directors on an annual basis. The agreement also entitles Mr. Campbell to receive options to acquire Company common stock, in amounts to be set forth in a separate memorandum, which has never been agreed to. In addition to standard health and related benefits, under the agreement, Ocean Power provides a car allowance in the amount of $1,000 per month, plus insurance, fuel and maintenance. The agreement also entitles Mr. Campbell's spouse or another family member to accompany Mr. Campbell on business related travel for up to 4 weeks per year at Ocean Power's expense, including accommodations, air fare, meals and travel expenses.

         During the term of the agreement, Mr. Campbell may not engage or participate in any business which is a competitor of Ocean Power, except that he may (i) invest his personal assets in businesses which may be competitive with Ocean Power but do not require his services in their operation or affairs, except solely as an investor; (ii) purchase and beneficially own less than 10% of the securities of competitors, if such securities are regularly-traded; or
(iii) with prior written notice and approval of the board of directors of Ocean Power, participate in conferences, teach or publish written works. Under the agreement, Ocean Power owns all intellectual property created by Mr. Campbell relating to Ocean Power's business, and Mr. Campbell must disclose to Ocean Power any action he takes to protect any intellectual property for 12 months past the termination of the agreement. The agreement also contains provisions which impose duties on Mr. Campbell to keep and protect the confidentiality of Ocean Power's trade secrets and proprietary information. As a condition of employment, Mr. Campbell was required under the agreement to execute a separate confidentiality and invention agreement, which sets forth in greater detail Mr. Campbell's duties regarding the confidentiality of proprietary information and the assignment to, and Company ownership of, intellectual property created by Mr. Campbell during the term and 6 months thereafter.


J. MICHAEL HOPPER

         Ocean Power and J. Michael Hopper are parties to an employment agreement pursuant to which Mr. Hopper serves as an officer of Ocean Power, currently as Secretary/Treasurer. The agreement term is five years, from January 1, 1998 to January 1, 2003. The agreement may be terminated early by Ocean Power for cause, or for Mr. Hopper's death or total disability. Under the agreement, Mr. Hopper receives $130,000 in annual salary, adjusted each January 1 during the term according to the Consumer Price Index for the preceding year. In addition, Mr. Hopper is eligible for annual merit bonuses and salary increases, as determined by the board of directors on an annual basis. The agreement also entitles Mr. Hopper to receive options to acquire Company common stock, in amounts to be set forth in a separate memorandum. No such memorandum has been completed but the Board of Directors did separately issue options to purchase Company common stock to Mr. Hopper. Mr. Hopper is entitled to receive standard health and related benefits as well as a car allowance in the amount of $500 per month, plus insurance, fuel and maintenance.

         During the term of the agreement, Mr. Hopper may not engage or participate in any business which is a competitor to Ocean Power, except that he may (i) invest his personal assets in businesses which may be competitive with Ocean Power but do not require his services in their operation or affairs, except solely as an investor; (ii) purchase and beneficially own less than 10% of the securities of competitors, if such securities are regularly-traded; or
(iii) with prior written notice and approval of the board of directors of Ocean Power, participate in conferences, teach or publish written works. Under the agreement, Ocean Power owns all intellectual property created by Mr. Hopper relating to Ocean Power's business, and Mr. Hopper must disclose to Ocean Power any action he takes to protect any intellectual property for 12 months past the termination of the agreement. The agreement also contains provisions which impose duties on Mr. Hopper to keep and protect the confidentiality of Ocean Power's trade secrets and proprietary information. As a condition of employment, Mr. Hopper was required under the agreement to execute a separate confidentiality and invention agreement, which sets forth in greater detail Mr. Hopper's duties regarding the confidentiality of proprietary information and the assignment to, and Company ownership of, intellectual property created by Mr. Hopper during the term and 6 months thereafter.

THOMAS G. REDMON

         Ocean Power and Thomas G. Redmon are parties to an employment agreement pursuant to which Mr. Redmon serves as a Senior Vice-President and General Counsel of Ocean Power. The agreement term is three years, from January 1, 2001 to December 1, 2004. The agreement may be terminated early by Ocean Power without cause, for cause, or for Mr. Redmon's death or total disability. Under the agreement, Mr. Redmon receives $230,000 in annual salary, adjusted each January 1 during the term according to the Consumer Price Index for the preceding year. In addition, Mr. Redmon is eligible for annual merit bonuses and salary increases, as determined by the board of directors on an annual basis. The agreement also entitles Mr. Redmon to receive options to acquire Company common stock, in amounts set forth in the Agreement. Mr. Redmon is entitled to receive standard health and related benefits,

         During the term of the agreement, Mr. Redmon may not engage or participate in any business which is a competitor to Ocean Power, except that he may (i) invest his personal assets in businesses which may be competitive with Ocean Power but do not require his services in their operation or affairs, except solely as an investor; (ii) purchase and beneficially own less than 10% of the securities of competitors, if such securities are regularly-traded; or
(iii) with prior written notice and approval of the board of directors of Ocean Power, participate in conferences, teach or publish written works. Under the agreement, Ocean Power owns all intellectual property created by Mr. Redmon relating to Ocean Power's business, and Mr. Redmon must disclose to Ocean Power any action he takes to protect any intellectual property for 12 months past the termination of the agreement. The agreement also contains provisions which impose duties on Mr. Redmon to keep and protect the confidentiality of Ocean Power's trade secrets and proprietary information. As a condition of employment, Mr. Redmon was required under the agreement to execute a separate confidentiality and invention agreement, which sets forth in greater detail Mr. Redmon's duties regarding the confidentiality of proprietary information and the assignment to, and Company ownership of, intellectual property created by Mr. Redmon during the term and 6 months thereafter.


DAVID MOARD

         Ocean Power and David Moard are parties to a term sheet, which has not been converted to an employment agreement, providing that Mr. Moard shall serve as the President of Powerco US, Inc, a company formed by Ocean Power to provide all of Ocean Power's power and power equipment in the United States and Canada. The term of employment will be three years. The base salary is $240,000 per year, with the salary for the first two years to be deferred to future years as the parties shall agree. Ocean Power and Mr. Moard agreed in November, 2001 to amend the term sheet such that $60,000 of his annual salary shall be deferred from each of the first two years to the third year of his employment. Mr. Moard is to receive stock options in Ocean Power stock at an exercise price of $1.50 per share for 260,000, 360,000 and 200,000 shares of stock respectively vesting at the end of each of the first three years of employment. Mr. Moard will also receive five percent of the stock issued in Powerco US, Inc. at the time of any initial public offering in exchange for the return to Ocean Power of 260,000 shares/options in Ocean Power stock. The terms are also subject to execution of a mutually agreeable employment agreement. No employment agreement has yet been executed


C. MICHAEL QUAH

         Ocean Power and C. Michael Quah are parties to an employment agreement pursuant to which Mr. Quah serves as Chief Technology Office and Senior Vice-President of Ocean Power. The agreement term is five years, from October 15, 2001 to October 14, 2006. The agreement may be terminated early by Ocean Power without cause, for cause, or for Mr. Quah's death or total disability. Under the agreement, Mr. Quah receives $240,000 in annual salary, adjusted each January 1 during the term according to the Consumer Price Index for the preceding year. In addition, Mr. Quah is eligible for annual merit bonuses and salary increases which shall be a combined minimum of 20% and maximum of 40% of his base annual salary, as determined by the board of directors on an annual basis. The agreement also entitles Mr. Quah to receive options to acquire Company common stock, in amounts to be determined by the Board of Directors. Mr. Quah is entitled to receive standard health and related benefits,

         During the term of the agreement, Mr. Quah may not engage or participate in any business which is a competitor to Ocean Power, except that he may (i) invest his personal assets in businesses which may be competitive with Ocean Power but do not require his services in their operation or affairs, except solely as an investor; (ii) purchase and beneficially own less than 10% of the securities of competitors, if such securities are regularly-traded; or
(iii) with prior written notice and approval of the board of directors of Ocean Power, participate in conferences, teach or publish written works. Under the agreement, Ocean Power owns all intellectual property created by Mr. Quah relating to Ocean Power's business, and Mr. Quah must disclose to Ocean Power any action he takes to protect any intellectual property for 12 months past the termination of the agreement. The agreement also contains provisions which impose duties on Mr. Quah to keep and protect the confidentiality of Ocean Power's trade secrets and proprietary information. As a condition of employment, Mr. Quah was required under the agreement to execute a separate confidentiality and invention agreement, which sets forth in greater detail Mr. Quah's duties regarding the confidentiality of proprietary information and the assignment to, and Company ownership of, intellectual property created by Mr. Quah during the term and 6 months thereafter.


STOCK OPTION PLAN

         Our Board of Directors has directed the creation and implementation of a stock incentive option plan for all employees. Details of this plan are in development, however, a block of 7 million shares of common stock has been authorized for use by such a plan at such time as it may be adopted. A plan will be developed and a proposal will be presented to the Board of Directors.


INDEMNIFICATION

         As permitted by the provisions of the General Corporation Law of the State of Delaware, Ocean Power has the power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that the person is or was a director, officer, employee or agent of the corporation if such officer or director acted in good faith and in a manner reasonably believed to be in or not opposed to the best interest of Ocean Power. Any such person may be indemnified against expenses, including attorneys' fees, judgments, fines and settlements to the extent they have been on the merits or otherwise in defense of any action, suit or proceeding. Further, Ocean Power does not maintain liability insurance on behalf of its officers, directors, employees and agents.

ITEM 11.  SECURITY OWNERSHIP  OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


BENEFICIAL OWNERS

         COMMON STOCK. As of March 26, 2002, other than (i) the persons identified in the following table and (ii) the directors and executive officers identified in the table under "Directors and Executive Officers" section below, no person owned beneficially more than five percent (5%) of our common stock.

                                                                SHARES
                                                          BENEFICIALLY              PERCENT
NAME AND ADDRESS                     TITLE OF CLASS              OWNED          OF CLASS(1)
----------------                     --------------              -----          -----------
Algonquin Capital Management         Common               5,087,000(2)               12.0 %
440 Main Street
Ridgefield, CT 06877

-----------------------

(1) Applicable percentage of common stock is based on 39,049,364 shares outstanding, plus any securities convertible or exchangeable into shares of common stock for the purpose of computing the percentage of ownership of such person only as of March 26, 2002.


(2) Includes 4,876,000 shares of our common stock which are held by Algonquin Capital Management LLC ("Algonquin"). Such amount includes 3,188,000 shares which are issuable upon exercise of warrants for an exercise price of $1.50 per share. Algonquin's controlling member is Michael Lockwood, who may be deemed to share with the company (i) the power to vote or direct the vote of all of the shares and (ii) the power to dispose or direct disposition of all of the shares. Of the number of shares of our common stock listed above, 211, 000 are held by the Lockwood Children's Longterm Trust (the "Trust"), which holds such shares for the beneficiary children of Mr. Lockwood. Such amount includes 100,000 shares which are issuable upon exercise of warrants for an exercise price of $1.50 per share. Mr. Lockwood is a trustee of the Trust and may be deemed to share with the Trust (i) the power to vote or direct the vote of all of the shares and (ii) the power to dispose or direct disposition of all of the shares. The principal business address of Mr. Lockwood is the same as that set forth for Algonquin above.



DIRECTORS AND EXECUTIVE OFFICERS

         The following table shows the amount of our capital stock beneficially owned by our directors, the executive officers named in the Summary Compensation Table above and by all directors and executive officers as a group as of March 26, 2002. Unless otherwise indicated, beneficial ownership is direct and the person indicated has sole voting and investment power. As of March 26, 2002, we had 39,049,364 shares of common stock outstanding.

                                                                        SHARES
                                                                  BENEFICIALLY              PERCENT
NAME AND ADDRESS                         TITLE OF CLASS                  OWNED          OF CLASS(1)
----------------                         --------------                  -----          -----------
Joseph P. Maceda                         Common                  11,716,579(2)                29.1%
1023 Folsom Ranch Drive, #301
Folsom, CA  95630

Robert L. Campbell                       Common                   7,205,341(3)                18.3%
15009 Rio Circle
Rancho Murieta, CA  95683

Gloria Rose Ott                          Common                   2,870,000(4)                 7.3%
20250 Edgewood Farm Lane
Purcellville, VA  20132

J. Michael Hopper                        Common                   2,000,000(5)                 5.0%
2803 Bellhaven Place
Davis, CA  95616




                                                                        SHARES
                                                                  BENEFICIALLY              PERCENT
NAME AND ADDRESS                         TITLE OF CLASS                  OWNED          OF CLASS(1)
----------------                         --------------                  -----          -----------

C. Michael Quah                          Common                       7,692(7)                    *
67 Kanney Road
Durham, NH 03824

David Moard                              Common                       4,615(8)                    *
1545 South El Molino Avenue
Pasadena, CA 91106

Thomas G. Redmon                         Common                     200,000(9)                    *
4800 Oak Vista Drive
Carmichael, CA 95608

Officers and Directors as a Group (8)    Common                 24,004,227(10)                57.2%

-----------------------

*        Less than 1%.


(1) Applicable percentage of ownership is based on 39,049,364 shares of common stock outstanding as of March 26, 2002, together with applicable options for each shareholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days March 26, 2002 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.


(2) Includes options to purchase 1,100,000 shares of common stock at an exercise price of $1.00 per share.


(3) Includes options to purchase 225,000 shares of common stock at an exercise price of $1.00 per share.


(4) Includes options to purchase 250,000 shares of common stock at an exercise price of $1.00 per share.


(5) Includes options to purchase 598,680 shares of common stock at an exercise price of $1.50 per share; and includes options to purchase 500,000 shares of common stock at an exercise price of $1.00 per share.


(6) Includes options to purchase 500,000 shares of common stock at an exercise price of $1.00 per share.


(7) Includes options to purchase 7,692 shares of common stock at an exercise price of $1.00 per share.


(8) Includes options to purchase 4,615 shares of common stock at an exercise price of $1.00 per share.


(9) Includes options to purchase 100,000 shares of common stock at an exercise price of $1.50 per share; and includes options to purchase 100,000 shares of common stock at an exercise price of $1.00 per share.


(10)     Includes options to purchase 3,385,987 shares of common stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         CASH ADVANCES. During 1999, Ocean Power made loans to certain employees. Certain of these loans were made to the officers of Ocean Power identified below. These loans were made by Ocean Power in order to allow its officers and employees to provide some access to cash but which Ocean Power was not in a position to pay out in wages and salary. The advances were evidenced by notes receivable bearing interest at 7% per annum. If the notes are not repaid at the end of the first year the accumulated interest is added to the balance of the notes as additional principal. In 1999 Ocean Power loaned Joseph Maceda, $137,670. Other than Mr. Maceda, no officer was loaned more than $60,000 during 1999 or 2000. In 2000, following Ocean Power's payment of past due salary, Mr. Maceda was able to repay Ocean Power $149,489 of amounts owed by him to Ocean Power for loans from Ocean Power made in 1997 and 1998 on the same terms as the loan in 1999. Mr. J. Michael Hopper, who had taken loans from Ocean Power on the same terms as Mr. Maceda during prior years which were formalized in a note dated December 31, 1998, made full repayment to Ocean Power in 2000, of $63,085.

         LOANS TO COMPANY. Throughout 1997, in order to fund Ocean Power's general operating expenses, Mr. Maceda loaned an aggregate in principal amount of $625,000 to Ocean Power represented by an unsecured note payable to J.P. Maceda bearing interest at 10% per annum. On September 30, 1999, the amounts owing under this note were reduced by $178,610, as a result of Mr. Maceda and Ocean Power agreeing to offset this amount with debt to Ocean Power of AB Securities Corporation, owned by Mr. Maceda. At various times during 2000, Ocean Power repaid an aggregate amount in principal and accrued interest on the note of $318,542. As of December 31, 2000, Ocean Power owed $342,613 in principal and accrued interest under the note.

         On August 28, 2001, Gloria Rose Ott loaned $12,000 to Ocean Power by advancing that sum to an Ocean Power creditor. To date, none of the loan has been repaid.

         On November 21, 2001 Robert L. Campbell loaned $215,000 in principal amount to Ocean Power represented by an unsecured promissory note. The term of the note is 36 months, $90,000 of principal was to be paid out of the sale of debentures to Cornell Capital Partners. The balance owing is to be paid monthly, interest only, beginning December 20, 2001, and with principal reductions of $15,000 due quarterly. None of the principal or interest has been repaid.

         HYPERTEC. On September 10, 2000, Ocean Power signed a letter of intent to acquire a controlling interest in Hydrogen Performance Technologies, Inc. ("HYPERTEC"), a start-up developer of small Proton Exchange Membrane Fuel Cell Systems. Blair Aiken, HyPerTec's founder, is now our Senior Vice-President of
Business Development. We are continuing to explore a transaction with HyPerTec on revised terms. For a discussion of this proposed transaction see Description of Business--Fuel Cell.

         We believe that each of the above referenced transactions was made on terms no less favorable to us than could have been obtained from and unaffiliated third party. Furthermore, any future transactions or loans between us and our officers, directors, principal stockholders or affiliates, and any forgiveness of such loans, will be on terms no less favorable to us than could be obtained from an unaffiliated third party, and will be approved by a majority of our directors, including a majority of our independent and disinterested directors who have access at our expense to our legal counsel.

ITEM 13.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1)(2) FINANCIAL STATEMENTS. See index to consolidated financial statements and supporting schedules.

         (a)(3)  EXHIBITS.

EXHIBIT NO.          DESCRIPTION                                                  LOCATION
------------         -----------------------------------------------------        ---------------------------------------------
2.01                 Sigma Share Purchase Agreement dated July 25, 2000           Incorporated by reference to the
                                                                                  Registrant's Report filed on Form 8-K/A on
                                                                                  October 19, 2000

3.01                 Certificate of Incorporation of Ocean Power Corporation      Incorporated by reference to Exhibit 3.01
                     Dated July 21, 1999                                          to the Registrant's Registration Statement
                                                                                  on Form 10-SB filed on February 8, 2000

3.02                 Bylaws of the Registrant                                     Incorporated by reference to Exhibit 3.02
                                                                                  to the Registrant's Registration Statement
                                                                                  on Form 10-SB filed on February 8, 2000

3.03                 Articles of Incorporation of Kaniksu American Mining         Incorporated by reference to Exhibit 3.03
                     Company (Idaho), predecessor of registrant                   to the Registrant's Registration Statement
                                                                                  on Form 10-SB filed on February 8, 2000

3.04                 Company (Idaho) Certificate of Amendment Kaniksu American    Incorporated by reference to Exhibit 3.04
                     Mining Dated August 28, 1995 name change to Kaniksu          to the Registrant's Registration Statement
                     Ventures, Inc.                                               on Form 10-SB filed on February 8, 2000

3.05                 Certificate of Amendment Kaniksu Ventures, Inc., Dated       Incorporated by reference to Exhibit 3.05
                     April 2, 1997 name change to Intryst, Inc.                   to the Registrant's Registration Statement
                                                                                  on Form 10-SB filed on February 8, 2000

3.06                 Articles of Amendment of Intryst, Inc., name change Dated    Incorporated by reference to Exhibit 3.06
                     December 24, 1997 to PTC Group, Inc.                         to the Registrant's Registration Statement
                                                                                  on Form 10-SB filed on February 8, 2000

3.07                 Articles of Amendment of PTC Group, Inc., name change        Incorporated by reference to Exhibit 3.07
                     Dated July 14, 1999 to Ocean Power Corporation               to the Registrant's Registration Statement
                                                                                  on Form 10-SB filed on February 8, 2000

3.08                 Articles of Merger of Ocean Power Corporation Idaho With     Incorporated by reference to Exhibit 3.08
                     Ocean Power Corporation Delaware Dated July 28, 1999         to the Registrant's Registration Statement
                                                                                  on Form 10-SB filed on February 8, 2000

3.09                 Certificate of Merger of Foreign and Domestic Corporation    Incorporated by reference to Exhibit 3.09
                     dated July 28, 1999                                          to the Registrant's Registration Statement
                                                                                  on Form 10-SB filed on February 8, 2000

10.01                STM/GSI-Ocean Power Licensing Agreement                      Incorporated by reference to Exhibit 10.01
                                                                                  to Registrant's Amendment to Registration
                                                                                  Statement on Form 10-SB/A filed on February
                                                                                  6, 2001

10.02                Employment Agreement (Joseph P. Maceda)                      Incorporated by reference to Exhibit 10.02
                                                                                  to the Registrant's Registration Statement
                                                                                  on Form 10-SB filed on February 8, 2000




EXHIBIT NO.          DESCRIPTION                                                  LOCATION
------------         -----------------------------------------------------        ---------------------------------------------

10.03                Employment Agreement (J. Michael Hopper)                     Incorporated by reference to Exhibit 10.03
                                                                                  to the Registrant's Registration Statement
                                                                                  on Form 10-SB filed on February 8, 2000

10.04                Employment Agreement (Lori L. O'Brien)                       Incorporated by reference to Exhibit 10.04
                                                                                  to the Registrant's Registration Statement
                                                                                  on Form 10-SB filed on February 8, 2000

10.05                Employment Agreement (Robert Campbell)                       Incorporated by reference to Exhibit 10.05
                                                                                  to the Registrant's Registration Statement
                                                                                  on Form 10-SB filed on February 8, 2000

10.06                Memorandum of Understanding with HyPerTech dated 15 June,    Incorporated by reference to Exhibit 10.06
                     2000                                                         to Registrant's Amendment to Registration
                                                                                  Statement on Form 10-SB/A filed on February
                                                                                  6, 2001

10.07                Purchase Order Memorandum of Understanding with Ecological   Incorporated by reference to Exhibit 10.07
                     Engineering & Monitoring, Inc. dated 16 January, 2000        to Registrant's Amendment to Registration
                                                                                  Statement on Form 10-SB/A filed on February
                                                                                  6, 2001

10.08                Design and Procurement agreement between Sigma and           Incorporated by reference to Exhibit 10.08
                     Ricardo, Inc. dated February 23, 2001                        to the Registrant's Annual Report on
                                                                                  Form 10-KSB filed on September 4, 2001

10.09                Letter of Intent with Hadwaco Oy dated March 8, 2001         Incorporated by reference to Exhibit 10.09
                                                                                  to the Registrant's Annual Report on
                                                                                  Form 10-KSB filed on September 4, 2001

10.10                Letter of Intent with Hadwaco Oy dated November 28, 2000     Incorporated by reference to Exhibit 10.10
                                                                                  to the Registrant's Annual Report on
                                                                                  Form 10-KSB filed on September 4, 2001

10.11                Letter of Intent with Organic Power dated March 14, 2001     Incorporated by reference to Exhibit 10.11
                                                                                  to the Registrant's Annual Report on
                                                                                  Form 10-KSB filed on September 4, 2001

10.12                Memorandum of Understanding with Organic Power dated         Incorporated by reference to Exhibit 10.12
                     December 20, 2000                                            to the Registrant's Annual Report on
                                                                                  Form 10-KSB filed on September 4, 2001

10.13                Memorandum of Understanding with Ecological Engineering &    Incorporated by reference to Exhibit 10.13
                     Monitoring, Inc. dated November 15, 2000                     to the Registrant's Annual Report on
                                                                                  Form 10-KSB filed on September 4, 2001

10.14                Memorandum of Understanding with Battelle Memorial           Incorporated by reference to Exhibit 10.14
                     Institute, Pacific Northwest Division dated October 12,      to the Registrant's Annual Report on
                     2000                                                         Form 10-KSB filed on September 4, 2001

10.15                Licensing Agreement with Aquamax/Keeran dated September      Incorporated by reference to Exhibit 10.15
                     21, 2000                                                     to the Registrant's Annual Report on
                                                                                  Form 10-KSB filed on September 4, 2001




EXHIBIT NO.          DESCRIPTION                                                  LOCATION
------------         -----------------------------------------------------        ---------------------------------------------

10.16                Project Collaborative with EPRIsolutions dated               Incorporated by reference to Exhibit 10.16
                     February 20, 2001                                            to the Registrant's Annual Report on
                                                                                  Form 10-KSB filed on September 4, 2001

10.17                Heads of Agreement and Affiliate System Guidelines with      Incorporated by reference to Exhibit 10.17
                     CIMA Capital, LLC dated March 30, 2000                       to the Registrant's Annual Report on
                                                                                  Form 10-KSB filed on September 4, 2001

10.18                Joint Venture Agreement with Apollo Water and Power          Incorporated by reference to Exhibit 10.18
                     International, Inc. dated February 23, 2001                  to the Registrant's Annual Report on
                                                                                  Form 10-KSB filed on September 4, 2001

10.19                Joint Venture Agreement with Caribbean Water and Power,      Incorporated by reference to Exhibit 10.19
                     Inc. dated February 23, 2001                                 to the Registrant's Annual Report on
                                                                                  Form 10-KSB filed on September 4, 2001

10.20                Co-operation Agreement between Sigma and Kockums AB dated    Incorporated by reference to Exhibit 10.20
                     November 14, 2000                                            to the Registrant's Annual Report on
                                                                                  Form 10-KSB filed on September 4, 2001

10.21                Employment Agreement dated September ___, 2001, between      Incorporated by reference to Exhibit 10.21
                     Ocean Power and Cheng-guan (Michael) Quash                   to the Registrant's Registration Statement
                                                                                  on Form SB-2 filed on February 13, 2002

10.22                Securities Purchase Agreement dated November 29, 2001        Incorporated by reference to Exhibit 10.22
                     between Ocean Power and Cornell Capital Partners, L.P.       to the Registrant's Registration Statement
                                                                                  on Form SB-2 filed on February 13, 2002

10.23                Investor Registration Rights Agreement dated November 29,    Incorporated by reference to Exhibit 10.23
                     2001 between Ocean Power and Cornell Capital Partners, L.P.  to the Registrant's Registration Statement
                                                                                  on Form SB-2 filed on February 13, 2002

10.24                Escrow Agreement dated November 29, 2001 between Ocean       Incorporated by reference to Exhibit 10.24
                     Power, Cornell Capital partners, L.P., Butler Gonzalez,      to the Registrant's Registration Statement
                     LLP and First Union National Bank                            on Form SB-2 filed on February 13, 2002

10.25                Form of Debenture                                            Incorporated by reference to Exhibit 10.25
                                                                                  to the Registrant's Registration Statement
                                                                                  on Form SB-2 filed on February 13, 2002

10.26                Transfer Agent Instructions dated November 29, 2001          Incorporated by reference to Exhibit 10.26
                     between Ocean Power, Cornell Capital Partners, L.P.,         to the Registrant's Registration Statement
                     Butler Gonzalez LLP and Interstate Transfer Company          on Form SB-2 filed on February 13, 2002

10.27                Equity Line of Credit Agreement dated November 29, 2001      Incorporated by reference to Exhibit 10.27
                     between Ocean Power and Cornell Capital Partners, L.P.       to the Registrant's Registration Statement
                                                                                  on Form SB-2 filed on February 13, 2002

10.28                Registration Rights Agreement dated November 29, 2001        Incorporated by reference to Exhibit 10.28
                     between Ocean Power and Cornell Capital Partners, L.P.       to the Registrant's Registration Statement
                                                                                  on Form SB-2 filed on February 13, 2002

10.29                Escrow Agreement dated November 29, 2001 between Ocean       Incorporated by reference to Exhibit 10.29
                     Power, Cornell Capital Partners, L.P., Butler Gonzalez LLP   to the Registrant's Registration Statement
                     and First Union National Bank                                on Form SB-2 filed on February 13, 2002




EXHIBIT NO.          DESCRIPTION                                                  LOCATION
------------         -----------------------------------------------------        ---------------------------------------------
10.30                Placement Agent Agreement between Ocean Power and Westport   Incorporated by reference to Exhibit 10.30
                     Advisors, Inc.                                               to the Registrant's Registration Statement
                                                                                  on Form SB-2 filed on February 13, 2002

21.01                Subsidiaries of the Registrant                               Incorporated by reference to Exhibit 21.01
                                                                                  to the Registrant's Annual Report on
                                                                                  Form 10-KSB filed on September 4, 2001


         (b)      REPORTS ON FORM 8-K.

                     On February 6, 2001, we filed a Current Report with respect to Item 5 - Other Events on Form 8-K .

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date:    April 1, 2002                    OCEAN POWER CORPORATION


                                          By:   /s/ Joseph P. Maceda
                                               --------------------------------
                                                   Joseph P. Maceda
                                                   President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                       TITLE                            DATE
---------                       -----                            ----


 /s/ Gloria Rose Ott            Chairman of the Board            April 1, 2002
-------------------------
Gloria Rose Ott


/s/ Joseph P. Maceda            President                        April 1, 2002
-------------------------
Joseph P. Maceda



/s/ Robert L. Campbell          Vice-President                   April 1, 2002
-------------------------
Robert L. Campbell



/s/ J. Michael Hopper           Secretary Treasurer              April 1, 2002
-------------------------
J. Michael Hopper