Form 10QSB
period 2002-03-31
OCEAN POWER CORP
filed 2002-05-20
CIK 1102423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


      [X]   Quarterly   Report   Pursuant  to  Section  13  or  15(d)  of  the
            Securities Exchange Act of 1934

                  For the quarterly period ended MARCH 31, 2002

[  ]  Transition Report under Section 13 or 15(d) of the Securities Exchange
      Act of 1934

             For the transition period from _________ to __________.

                          Commission File No. 333-3074

                             OCEAN POWER CORPORATION
                             -----------------------
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                   94-3350291
                    --------                                   ----------
  (State or other jurisdiction of incorporation             (I.R.S. Employer
                or organization)                          Number Identification



   5000 ROBERT J. MATTHEWS PARKWAY, EL DORADO HILLS, CALIFORNIA        95672
   ------------------------------------------------------------        -----
             (Address of principal executive offices)               (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:        (916) 933-8100
       ---------------------------------------------------        --------------


(1) Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and

(2)   has  been  subject to  such  filing  requirements  for  the past  90  days
      [X] Yes [ ] No

      As of May 10, 2002, there were 39,179,364 shares outstanding of issuer's common stock.

PART I

FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                      MARCH 31, 2002 AND DECEMBER 31, 2001

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets



                                     ASSETS
                                     ------
                                                     March 31,    December 31,
                                                       2002           2001
                                                   ------------  -------------
                                                    (Unaudited)
CURRENT ASSETS

  Cash and cash equivalents                        $        777  $      68,914
  Cash - restricted                                       3,016         75,217
  Advances to employees                                 381,117        370,107
  Prepaid expenses                                       44,683         69,186
  Other receivables                                      30,804         26,853
                                                   ------------  -------------

   Total Current Assets                                 460,397        610,277
                                                   ------------  -------------

EQUIPMENT, NET                                        1,117,758      1,165,567
                                                   ------------  -------------

OTHER ASSETS

  Debt offering costs                                    77,181        108,591
  Deposits                                               52,805         52,663
  Patents, and licensing agreements, net (Note 2)     6,276,492      6,478,612
  Goodwill, net                                       5,656,207      5,656,207
                                                   ------------  -------------

   Total Other Assets                                12,062,685     12,296,073
                                                   ------------  -------------

   TOTAL ASSETS                                    $ 13,640,840  $  14,071,917
                                                   ============  =============



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)



                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                      ----------------------------------------------

                                                     March 31,    December 31,
                                                       2002           2001
                                                   ------------  -------------
                                                    (Unaudited)
CURRENT LIABILITIES

  Accounts payable                                 $  4,279,597  $   4,527,329
  Accrued expenses (Note 5)                          10,542,828      9,560,522
  Notes payable - related parties                     1,315,277      1,315,277
  Notes and convertible debentures payable -
    current portion                                   3,907,045      3,952,780
  Deferred revenue                                       35,550         35,550
                                                   ------------  -------------

   Total Current Liabilities                         20,080,297     19,391,458
                                                   ------------  -------------

LONG-TERM LIABILITIES

  Notes payable - related parties                        65,000         65,000
  Notes and convertible debentures payable            2,971,000      2,293,886
                                                   ------------  -------------

   Total Long-Term Liabilities                        3,036,000      2,358,886
                                                   ------------  -------------

   Total Liabilities                                 23,116,297     21,750,344
                                                   ------------  -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock: 20,000,000 shares authorized of
   $0.001 par value; no shares outstanding                    -              -
  Common stock: 500,000,000 shares authorized of
   $0.01 par value; 39,179,364 and 38,439,094 shares
   issued and outstanding, respectively                 391,794        384,391
  Additional paid-in capital                         33,683,288     30,254,067
  Deferred consulting expense                        (1,311,478)    (1,141,000)
  Other comprehensive income                            221,754        334,549
  Deficit accumulated during the development stage  (42,460,815)   (37,510,434)
                                                   ------------  -------------

   Total Stockholders' Equity (Deficit)              (9,475,457)    (7,678,427)
                                                   ------------  -------------

   TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                               $ 13,640,840  $  14,071,917
                                                   ============  =============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Operations and Other Comprehensive Income
                                   (Unaudited)


                                                                     From
                                                                  Inception on
                                      For the Three Months Ended    March 26,
                                              March 31,           1992 Through
                                      -------------------------     March 31,
                                          2002         2001           2002
                                      ------------ ------------  -------------


REVENUES                              $          - $          -  $           -
                                      ------------ ------------  -------------

EXPENSES

  General and administrative             3,483,312    2,020,799     27,577,121
  Impairment of intangible assets           84,245            -        770,546
  Research and development                 412,633       61,496      6,102,152
  Depreciation and amortization            252,118      397,191      2,598,091
                                      ------------ ------------  -------------

   Total Expenses                        4,232,308    2,479,486     37,047,910
                                      ------------ ------------  -------------

   LOSS FROM OPERATIONS                 (4,232,308)  (2,479,486)   (37,047,910)
                                      ------------ ------------  -------------

OTHER INCOME (EXPENSE)

  Currency gain                                  -            -          1,780
  Interest income                            5,626       17,107        295,337
  Loss on sale of assets                         -            -       (387,649)
  Interest expense                        (723,699)    (193,143)    (5,645,536)
                                      ------------ ------------  -------------

   Total Other Income (Expense)           (718,073)    (176,036)    (5,736,068)
                                      ------------ ------------  -------------

LOSS BEFORE EXTRAORDINARY ITEM          (4,950,381)  (2,655,522)   (42,783,978)

EXTRAORDINARY ITEM

  Gain on settlement of debt                     -            -        323,163
                                      ------------ ------------  -------------

NET LOSS                                (4,950,381)  (2,655,522)   (42,460,815)
                                      ------------ ------------  -------------

OTHER COMPREHENSIVE INCOME

  Currency translation adjustment         (112,795)      18,156        221,754
                                      ------------ ------------  -------------

   TOTAL COMPREHENSIVE LOSS           $ (5,063,176)$ (2,637,366) $ (42,239,061)
                                      ============ ============  =============



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





                                      For the Three Months Ended
                                                March 31,
                                      ---------------------------
                                           2002           2001
                                      ------------    ------------

BASIC AND DILUTED LOSS PER SHARE

  Loss before extraordinary item      $     (0.13)   $      (0.07)
  Extraordinary item                            -               -
                                      ------------    ------------

   Total                              $     (0.13)   $      (0.07)
                                      ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                           38,881,076      38,149,942
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

                                              OCEAN POWER CORPORATION AND SUBSIDIARIES
                                                    (A Development Stage Company)
                                      Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                                           Deficit
                                                                                                                        Accumulated
                                              Common Stock              Additional         Other          Deferred       During the
                                              ------------               Paid-in       Comprehensive     Consulting     Development
                                         Shares          Amount          Capital          Income           Expense          Stage
                                         ------          ------          -------          ------           -------          -----
Balance, December 31, 1999               32,835,925     $  328,359   $  5,589,224     $        -         $      -    $(10,923,816)

January 4, 2000, common stock
issued for debt and consideration
for loan default at $2.75 per share         147,580          1,476        236,024              -                -               -

January 5, 2000, common stock
issued for services at $4.34 per
share                                        60,000            600        259,800              -                -               -

January 26, 2000, common stock
issued pursuant to a private
placement at $2.10 per share                 47,619            476         99,524              -               -                -

February 1, 2000, warrants
granted below market value                        -              -         41,242              -               -                -

February 18, 2000, options
granted below market value                        -              -        494,596              -               -                -

February 22, 2000, options
granted below market value                        -              -        624,998              -               -                -

March 9, 2000, common stock
issued for exercise of warrants
at $1.99 per share                           62,792            628        124,391              -               -                -

March 16, 2000, common stock
issued for conversion of convertible
debenture at $1.50 per share                 66,667            667         99,333              -               -                -

March 16, 2000, common stock
issued for exercise of warrants
at $0.75 per share                          133,333          1,333         98,667              -               -                -
                                         ----------   ------------   ------------     ----------         -------     -------------

Balance Forward                          33,353,916   $    333,539   $  7,667,799     $        -         $     -     $(10,923,816)
                                         ----------   ------------   ------------     ----------         -------     -------------


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                              OCEAN POWER CORPORATION AND SUBSIDIARIES
                                                    (A Development Stage Company)
                                Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                           Deficit
                                                                                                                        Accumulated
                                                Common Stock              Additional       Other          Deferred       During the
                                                ------------               Paid-in     Comprehensive     Consulting     Development
                                           Shares          Amount          Capital        Income           Expense          Stage
                                           ------          ------          -------        ------           -------          -----
Balance Forward                           33,353,916  $     333,539   $    7,667,799  $             -   $         -  $  (10,923,816)

March 27, 2000, 3 stock issuances
 for payment of debt at an average
 price of $4.95 per share                     46,486            465          231,347                -             -               -

May 26, 2000, options granted below
 market value                                      -              -        1,272,195                -             -               -

July 25, 2000, common stock issued
 for conversion of accounts payable
 at $4.00 per share                          100,000          1,000          399,000                -      (237,000)              -

July 25, 2000, common stock issued
 for purchase of SIGMA at $3.20 per
 share                                     1,718,748         17,187        5,482,813                -             -               -

January 25 - August 14, 2000, 62 stock
 issuances pursuant to a private
 placement memorandum at average
 price of $3.58 per share                  1,930,792         19,308        6,896,423                -             -               -

August 8, 2000, options granted
 below market value                                -              -          358,000                -             -               -

September 15, 2000, 23 stock
 issuances pursuant to a private
 placement memorandum at $3.00
 per share                                 1,000,000         10,000        2,990,000                -             -               -

Currency translation adjustment                    -              -                -          195,258             -               -

Warrants granted for consulting
 contract                                          -              -          340,000                -      (173,667)              -

Stock offering costs paid                          -              -          (26,289)               -             -               -

Net loss for the year ended
 December 31, 2000                                 -              -                -                -             -      (9,104,775)
                                       -------------  -------------   --------------  ---------------   -----------  --------------

Balance, December 31, 2000                38,149,942  $     381,499   $   25,611,288  $       195,258   $  (410,667) $  (20,028,591)
                                       -------------  -------------   --------------  ---------------   -----------  --------------


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                              OCEAN POWER CORPORATION AND SUBSIDIARIES
                                                    (A Development Stage Company)
                                Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                        Deficit
                                                                                                                     Accumulated
                                                Common Stock         Additional         Other        Deferred         During the
                                                ------------          Paid-in       Comprehensive   Consulting       Development
                                           Shares          Amount     Capital          Income         Expense            Stage
                                           ------          ------     -------          ------         -------            -----

Balance, December 31, 2000               38,149,942   $   381,499 $    25,611,288  $     195,258  $    (410,667)  $  (20,028,591)

April 23, 2001, common stock issued
for conversion of accounts payable
at $1.50 per share                           50,000           500          74,500              -               -               -

June 8, 2001, common stock issued
for conversion of research advances
at $3.20 per share                          119,152         1,192         380,095              -               -               -

June 29, 2001, common stock issued
for consulting contract at $2.80 per
share                                       120,000         1,200         334,800              -       (338,800)

June 29, 2001, warrants granted for
consulting contract                               -             -         302,112              -       (302,112)               -

September 1, 2001, options issued
below market value                                -             -         861,000              -       (861,000)               -

Valuation adjustment and amortization
of deferred compensation                          -             -        (571,112)             -        767,579                -

Warrants issued in connection with
debt obligations                                  -             -       3,261,384              -              -                -

Currency translation adjustment                   -             -               -        139,291              -                -

Net loss for the year ended
December 31, 2001                                 -             -               -              -              -      (17,481,843)
                                      -------------  ------------ ---------------  -------------  -------------   --------------

Balance, December 31, 2001               38,439,094       384,391      30,254,067        334,549     (1,141,000)     (37,510,434)

January 8, 2002, common stock
issued for consulting contract
at $1.06 per share (unaudited)              200,000         2,000         210,000              -       (212,000)                -

January 8, 2002, options granted
to employee's below market
valve (unaudited)                                 -             -         180,447              -              -                 -

January 8, 2002, options granted
to consultants at fair market value
(unaudited)                                       -             -          90,106              -              -                 -

January 8, 2002, common stock
issued for consulting contract at
$1.06 per share (unaudited)                 130,000         1,300         136,500              -       (137,800)                -

January 8, 2002, warrants granted
for consulting contract (unaudited)               -             -         120,000              -       (120,000)                -
                                      ------------- ------------- ---------------  -------------  -------------   ---------------

Balance forward                          38,769,094 $     387,691 $    30,991,120  $     334,549  $  (1,610,800)  $   (37,510,434)
                                      ------------- ------------- ---------------  -------------  -------------   ---------------


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                              OCEAN POWER CORPORATION AND SUBSIDIARIES
                                                    (A Development Stage Company)
                                Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                        Deficit
                                                                                                                     Accumulated
                                                Common Stock         Additional         Other        Deferred         During the
                                                ------------          Paid-in       Comprehensive   Consulting       Development
                                           Shares          Amount     Capital          Income         Expense            Stage
                                           ------          ------     -------          ------         -------            -----
Balance forward                          38,769,094  $    387,691 $    30,991,120  $     334,549  $  (1,610,800)  $   (37,510,434)

January 8, 2002, warrants granted
 for technology rights (unaudited)                -             -          84,245              -              -                 -

February 7, 2002 options granted
for consulting contract (unaudited)               -             -          79,000              -        (79,000)                -

Revaluation of existing warrants
(unaudited)                                       -             -       1,360,574              -              -                 -

February 28, 2002, common stock
Issued for conversion of debt to
Equity at $1.92 per share
(unaudited)                                 260,270         2,603         497,397              -              -                 -

February 28, 2002, common stock
Issued for loan default penalty at
$0.75 per share (unaudited)                 150,000         1,500         111,000              -              -                 -

Valuation adjustment and amortization
Of deferred compensation (unaudited)              -             -         (57,200)             -        378,322                 -

Warrants issued in connection with
Debt obligations (unaudited)                      -             -         617,152              -              -                 -

Currency translations adjustment
(unaudited)                                       -             -               -       (112,795)             -                 -

Net loss for the three months ended,
March 31, 2002 (unaudited)                        -             -                -             -              -        (4,950,381)
                                      -------------  ------------ ---------------- -------------  -------------   ---------------

Balance, March 31, 2002 (unaudited)      39,179,364  $    391,794 $    33,683,288  $     221,754  $` (1,311,478)  $   (42,460,815)
                                      =============  ============ ===============  =============  =============   ===============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                                              OCEAN POWER CORPORATION AND SUBSIDIARIES
                                                    (A Development Stage Company)
                                                Consolidated Statements of Cash Flows
                                                             (Unaudited)
                                                                                     From
                                                                                 Inception on
                                          For the Three Months Ended              March 26,
                                                      March 31,                  1992 Through
                                          ---------------------------------        March 31,
                                                2002               2001              2002
                                          ----------------     ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                  $   (4,950,381)     $(2,655,522)    $(42,460,815)
  Adjustments to reconcile net loss to net
  cash used by operating activities:
   Depreciation and amortization                   252,118          397,191        2,598,091
   Deferred consulting expense                     321,122            5,251          848,120
   Value of common stock, warrants, options
    and discounts on equity instruments
    issued for services                          2,243,630                -        6,046,560
   Loss on sale of assets                                -                -          387,649
   Amortization of debenture discount              481,976          118,442        2,760,362
   Gain on settlement of debt                            -                -         (323,163)
   Impairment loss                                  84,245                -          770,546
  Change in operating asset and liability
   accounts, net of amounts acquired in
   business combination:
   (Increase) decrease in advances to
    employees, prepaid expenses, and deposits       13,493          113,709       (5,793,743)
   (Increase) decrease in debt offering costs       31,410                -          (77,181)
   Increase (decrease) in accounts payable        (277,333)        (334,172)       3,907,947
   Increase in accrued expenses                    909,382           52,060       10,288,303
   Increase in deferred revenue                          -                -           35,550
                                              ------------     ------------      ------------

     Net Cash Used by Operating Activities        (890,338)      (2,303,041)     (21,011,774)
                                              ------------     ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES

  License agreement payments                             -                -          (400,000)
  Cash acquired in Sigma acquisition                     -                -           142,254
  Proceeds from sale of assets                           -                -                 1
  Purchase of fixed assets                               -           (6,472)       (1,164,570)
  Equipment procurement costs                            -                -          (564,110)
                                              ------------     ------------      ------------

     Net Cash Used by Investing Activities               -           (6,472)       (1,986,425)
                                              ------------     ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Repayment of related party notes payable               -           (2,091)       (1,634,976)
  Repayment of note payable                              -         (180,922)       (1,519,062)
  Loans from related parties                             -                -         7,451,287
  Proceeds from notes payable                      200,000        3,000,000         4,600,000
  Issuance of convertible debentures               550,000                -         3,000,000
  Common stock issued for cash                           -                -        11,131,032
  Stock offering costs                                   -                -           (26,289)
                                              ------------     ------------      ------------

     Net Cash Provided by Financing
       Activities                                $750,000      $ 2,816,987       $23,001,992
                                              ------------     ------------      ------------


                       The accompanying notes are an integral part of
                          these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                                           From
                                                                                                       Inception on
                                                                For the Three Months Ended               March 26
                                                                        March 31,                      1992 Through
                                                          -------------------------------------          March 31
                                                               2002                    2001                2002
                                                          -------------------------------------        -------------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                              $   (140,338)             $  $507,474        $     3,793

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                     144,131                2,176,299                  -
                                                          ------------              -----------        -------------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                                $      3,793              $ 2,683,773         $    3,793
                                                          ============              ===========        =============

CASH PAID FOR:

  Interest                                                $          -              $          -        $   16,488
  Income taxes                                            $          -              $          -        $        -

NON-CASH FINANCING ACTIVITIES

  Value of common stock, warrants, options and
   discounts on equity instruments issued for
   services                                               $  2,243,630              $          -        $6,046,560
  Equity instruments issued for deferred
    consulting expense                                    $    160,000              $          -        $  900,000
  Common stock issued for recapitalization                $          -              $          -        $2,761,773
  Common stock issued for conversion of debt              $          -              $          -        $2,963,511
  Acquisition of licenses through license
   agreement payable                                      $          -              $          -        $6,940,000
  Warrants granted in conjunction with debt
   instruments                                            $    617,149              $          -        $3,878,535



                                  The accompanying notes are an integral part of
                                     these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001



NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 - PATENTS AND LICENSING AGREEMENT

         The Company's patents and license agreement consisted of the following at March 31, 2002 and December 31, 2001:

                                                                  March 31,         December 31,
                                                                    2002                2001
                                                               --------------      ---------------
                                                                  (Unaudited)
               Patents                                         $    973,658        $    973,658
               Licensing Agreement - Aquamax and Keeran           6,540,000           6,540,000
               Licensing Agreement - STM                            500,000             500,000
               Accumulated amortization                          (1,737,166)         (1,535,046)
                                                               ------------          ------------
                                                               $  6,276,492        $  6,478,612
                                                               ============          ============

         As part of the purchase of Sigma (Note 3), the Company acquired patents valued at their fair value of $1,006,670, adjusted for foreign currency fluctuations since the date of purchase. The patents have an estimated remaining life of 90 months from the date of Sigma acquisition. The patents are pledged as collateral for obligations of $494,396 at March 31, 2002. The license agreement relates to rights to patents and patent applications pertaining to technology acquired from Aquamax and Keeran (Note 7). The cost of the license agreement is being amortized over its estimated useful life of 10 years. Amortization expense for the period ended March 31, 2002 and accumulated amortization at March 31, 2002 amounted to $38,621 and $208,816, respectively (Patents) and $163,500 and $1,028,350, respectively (Licensing Agreement).

         The Company recorded a License fee of $500,000 for the exclusive rights to certain STM patented and unpatented technology related to Stirling cycle heat engines. The amount represents the initial amount due under the terms of the Agreement.

         The Company is amortizing the amount over twelve months using the straight line method. The Company has not paid the second payment of $500,000 which was due to STM at April 20, 2001. This amount is included in accrued expenses. Because of the nonpayment, the Company no longer has exclusive license rights to STM's patented and unpatented technology, but has retained the rights on a non-exclusive basis. Accordingly, the Company recorded amortization expense of $213,699 and an impairment expense of $286,301 during the year ended December 31, 2001. The impairment expense was calculated at the day that the Company's license with STM became non-exclusive due to non-payment.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001





NOTE 3 - BUSINESS COMBINATION

         In August 2000, the Company acquired SIGMA Elektroteknisk, AS (SIGMA) by exchanging 1,718,748 shares of its common stock for all of the common stock of SIGMA. The acquisition was accounted for as a purchase in accordance with APB 16, "Business Combinations." The excess of the total acquisition cost over the fair value of the net assets acquired of $6,589,756 was being amortized over 10 years by the straight-line method. Amortization expense amounted to $- and $164,744 for the three months ended March 31, 2002 and 2001, respectively.

         Because of the adoption of SFAS No. 142, the Company is no longer amoritizing the goodwill generated from the purchase of Sigma. Instead the goodwill is subject to impairment testing. As of March 31, 2002, the Company determined that there is no impairment of goodwill.

NOTE 4 - NOTES AND DEBENTURES PAYABLE

         During the quarter ended March 31, 2002, the Company received from the issuance of notes payable to five individuals. All of the notes bear interest at $13.00%, are unsecured and due one year from issuance with interest payments due quarterly.

         As additional consideration for the notes payable, the Company granted warrants to acquire 200,000 shares of common stock with an exercise price of $0.75 per share and have been valued at $102,000 pursuant to the Black Scholes pricing model. The proceeds of the loans have been allocated between debt and additional paid-in capital in proportion to the relative fair value of the debt and the warrants. The portion allocated to equity was $67,152, and the remaining balance of $132,848 was recorded as debt, net of discount. The discount is being amortized to interest expense over the term of the debt using the effective interest rate method.

         During the quarter ended March 31, 2002, the Company received $550,000 from the sale of convertible debentures. The debentures are convertible at prices ranging from $0.70 to $0.90 per share for a period of five years, bear interest at 12.00%, are unsecured and are due 5 years from the dates of issuance.

         As additional consideration for $550,000 of the convertible notes payable, the Company granted warrants to acquire 2,525,714 shares of common stock with exercise prices of $0.70 to $0.90 per share with expiration dates five years from the date of grant. The warrants were valued at $2,101,314 pursuant to the Black Scholes pricing model. The proceeds were allocated between debt and additional paid-in capital in proportion to the relative fair value of the debt and equity (warrants and beneficial conversion rights) elements of the transaction. The portion allocated to equity was $550,000 and the remaining balance of $-0- has been recorded as debt, net of discount. The discount will be amortized to interest expense over the term of the debt using the effective interest rate method.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001

NOTE 5 - ACCRUED EXPENSES

         The Company's accrued expenses are comprised of the following items:

                                                        March 31,  December 31,
                                                          2002        2001
                                                      ----------- ------------
                                                       (Unaudited)

            Accrued payroll taxes payable             $    77,107 $     47,325
            Accrued interest payable - payroll             52,717       52,717
            Accrued payroll tax penalty                    98,845       98,845
            Accrued franchise taxes payable               100,274       97,828
            Accrued payroll payable                       575,566            -
            Accrued fringe benefits taxes payable           1,684       25,607
            Accrued vacation payable                      133,639      234,607
            Accrued other expenses                         36,346       42,758
            Aquamax/Keeran contingency accrual          1,131,000      934,800
            Aquamax/Keeran license fee payable          6,540,000    6,540,000
            Accrued STM license fee payable               500,000      500,000
            Accrued deferred compensation - Moard         129,670      115,824
            Accrued legal settlement - Mchargue            63,400       63,400
            Accrued interest payable                    1,102,580      806,811
                                                      ----------- ------------

                 Total                                $10,542,828 $  9,560,522
                                                      =========== ============


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

         The Company has incurred losses from its inception through March 31, 2002 of approximately $42,460,000. The Company does not have an established source of funds sufficient to cover its operating costs, has a working capital deficit of approximately $19,620,000, has relied exclusively on debt and equity financing. Accordingly, there is substantial doubt about its ability to continue as a going concern.

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001

NOTE 7 -COMMITMENTS AND CONTINGENCIES

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001

NOTE 7 -COMMITMENTS AND CONTINGENCIES (Continued)

         b. Consulting Agreements (Continued)

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001

NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

         b. Consulting Agreements (Continued)

         The liability was converted to equity upon issuance of the units and the value of the stock and warrants will be expensed over the term of the agreement upon completion of services each quarter. Pursuant to EITF 96-18, "Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring Or In Conjunction With Selling, Goods Or Services", the Company will continue to revalue the warrants until earned upon completion of services. At January 1, 2000, the consulting agreement was valued at $1,500,000, representing the market value of 100,000 shares of the Company's common stock and 100,000 warrants. As of December 31, 2000, the consulting contract was valued at $740,000, representing the 100,000 shares of common stock issued on July 25, 2000 at the then trading price of $4.00 per share and the value of the warrants at December 31, 2000 of $340,000, as determined by the Black Scholes pricing model. For the year ended December 31, 2000, the Company had amortized $279,334 of the contract, leaving a remaining balance of $410,667 at December 31, 2000 which is included as a reduction of stockholders' equity. At December 31, 2001, the remaining balance was $152,166 which is included as a reduction of stockholders equity. At March 31, 2002, the remaining balance was $104,800 which as a reductions of stockholders equity.

         During June 2001, the Company entered into a two-year consulting agreement with Gene Martineau to receive services related to interfacing with institutional investors and brokerage firms. The Company issued 120,000 shares of common stock and granted 120,000 warrants exercisable for two years at $1.50. Pursuant to EITF 96-18, "Accounting For Equity Instruments that Are Issued To Other Than Employees For Acquiring Or In Conjunction With Selling, Goods or Services", the Company will continue to revalue the warrants until earned upon completion of services. The unamortized fair value at December 31, 2001 was $271,833 which is included as a reduction of stockholders equity. The unamortized value at March 31, 2002 was $231,750 which is included as a reduction of stock holders equity.

         On June 20, 2001, the Company (through its subsidiary Powerco US, Inc.) entered into an employment agreement with David Moard (Moard) wherein Moard would serve as the president of the Powerco. Terms of the agreement are as follows: (1) Moard's base salary will be $240,000 per year with the first and second years salary being deferred to future years, (later amended to deferring $60,000 per year starting November 1, 2001) and (2) Moard was granted 820,000 stock options exercisable at $1.50 per share of which 260,000 vest in year one, 360,000 vest in year two and 200,000 vest in year three. The employment agreement is in effect for three years. The Company has accrued wages of $115,824, which represents the deferred salary through December 31, 2001, and has expensed $270,593, which represents amortization of the intrinsic value of the stock options as well as the payroll expense. At December 31, 2001, the unamortized intrinsic value of the stock options amounted to $717,000, which is included as an offset to equity as deferred compensation expense and will be amortized over the vesting period of the options. At March 31, 2002, the unamortized intrinsic value of the stock options allowed to $648,750 which is included as an offset to equity.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001

NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

         c. Options for Consulting Services

         On February 7, 2002, the Company entered into a three year consulting agreement for assistance in preparing material to be used in fund raising activities, and business development activities as well as to introduce the Company to potential strategic partners and investors. In consideration for the consulting services, the Company has agreed to grant 100,000 options with an exercise price $1.10 per share. The options have a three year life.

         The unamortized portion of the deferred compensation at March 31, 2002 was $74,611 and is included as a reduction of stockholders equity.

         d. Extension of Consulting Agreement

         On January 8, 2002, pursuant to an Extension and Expansion Agreement with Weckstein, the Company extended the consulting agreement with Weckstein for a minimum period of six months and up to three years at the option of the Company. As compensation for this extension, the Company has issued to Weckstein 200,000 shares of common stock valued at $1.06 per share. The unamortized portion of the deferred compensation at March 31, 2002 was $106,000 and is included as a reduction of stockholders equity.

         e. Investor Relations Agreement

         On January 8, 2002, the Board of Directors authorized management to execute a consulting agreement with Synergy International Partners S.A. (Synergy). Synergy will provide investor relations consulting in Europe. As payment for the consulting agreement, the Company has authorized the issuance of 130,000 shares of common stock and 300,000 warrants with an exercise price of $1.25 per share for the term of the agreement. The unamortized portion of the deferred as a reduction of stockholders equity.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001

NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

         f. License Agreements

         (a) STM

         During April 2000, the Company entered into a licensing agreement with STM to obtain exclusive rights to STM patented and unpatented technology related to Stirling cycle heat engines. The agreement is for thirty years and calls for annual payments. The payment due in each of the next three years is set and is open for negotiation after three years.

                          YEAR                             AMOUNT
                          ----                         -----------

                          2002                         $1,500,000
                          2003                          2,000,000
                          2004                          3,000,000
                                                       ----------

                                                       $6,500,000
                                                       ==========

         The Company paid an initial amount of $500,000 that was amortized over twelve months. The second annual payment in the amount of $500,000 was due and payable on April 20, 2001. The Company defaulted on the second annual payment and under the terms of the contract, lost the exclusive rights to the Technology, but has retained the rights on a non-exclusive basis. Due to this default and the inability of the Company to raise sufficient capital to develop the Company's products, the technology was deemed to be impaired as of September 23, 2001, or 60 days after notification of default. As of December 31, 2001, the Company has recognized a payable in the amount of $500,000, amortization expense in the amount of $213,670 and loss on impairment in the amount of $286,330 for the unamortized amount as of September 23, 2001.

         (b) AQUAMAX/KEERAN

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001

NOTE 7 - COMMITMENTS AND CONTINGENCIES

         f. License Agreements (Continued)

         AQUAMAX/KEERAN (Continued)

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001

NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

         f.  License Agreements (Continued)

         AQUAMAX/KEERAN (Continued)

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001

NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

         f.  License Agreements (Continued)

         AQUAMAX/KEERAN (Continued)

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001

NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

         f. License Agreements (Continued)

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

              SCIENCE APPLICATIONS INTERNATIONAL CORPORATION (SAIC)

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001


                                       II

NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

         f. License Agreements (Continued)

         SCIENCE APPLICATIONS INTERNATIONAL CORPORATION (SAIC) (CONTINUED)

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

         In its Form 10-KSB for the year ended December 31, 2001 the Company reported in its discussion of Strategic Relationships that it had entered into a Technology License Consulting Services and Asset Purchase Agreement with Science Application International Corporation and a related Professional Service Agreement. The Company and SAIC have agreed to suspend both agreements based on the decision of the Company to focus more of its distributed energy efforts toward its Stirling engine and related Home Power Unit business and the decision of SAIC to independently pursue its solar photovoltaic dish development business. However, the parties have agreed that, once the Company has raised the funds necessary to proceed with its business plan as described in the Form 10-KSB, the parties will either reinstate the agreements or negotiate a new contract as appropriate under the circumstances at that time.

         g.  License Option Agreement

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

NOTE 8 - EQUITY TRANSACTIONS

         On January 8, 2002, the Company issued 200,000 shares of common stock for prepaid consulting services (see Note 7). The shares were valued at the closing price of $1.06 per share on the date of issue.

         On January 8, 2002, the Company granted 3,007,456 options to employees with an exercise price of $1.00 per share and a term of 10 years. The Company recorded $180,447 of expense which related to the difference between the closing price of the stock of $1.06 per share on January 8, 2002 and the exercise price of the options.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001

         On January 8, 2002, the Company granted 87,132 options to consultants of the Company which had a fair market value of $90,106 as computed by the Black-Scholes pricing model using a risk free interest rate of 3.48%, volatility of 137.25% and a term of 10 years.

         On January 8, 2002, the Company issued 130,000 shares of common stock for prepaid consulting services (see Note 7). The shares were valued at the closing price of $1.06 per share on the date of issue. Concurrant with the issuance of the shares, the Company granted 300,000 warrants with an exercise price of $1.25 per share. The fair market value of the warrants as determined by the Black-Scholes pricing model was $120,000.

         On February 7, 2002, the Company granted 100,000 warrants for prepaid consulting services (see Note 7). The fair market value of the warrants as determined by the Black-Scholes pricing model was $79,000.

         On February 19, 2002, the Company cancelled a total of $3,554,015 of warrants which had been previously granted in various private placements and debt financings which had exercise prices of $1.50 and $2.04 per share and reissued new warrants with a new exercise price of $0.50 per share. This was done as additional consideration for amending the terms of the debt instruments to extend the due dates of the accrued but unpaid interest and to leave the interest rates at 10% per annum. The cancellation and reissuance of the warrants resulted in the recognition of $1,360,574 of additional expense relating to the cancellation of the previous warrants and the reissuance of the new warrants as determined by the Black-Scholes pricing model.

         On February 28, 2002, the Company issued 260,270 shares of common stock for the conversion of $500,000 of debt relating to the equity line of credit commitment fee which had been accrued at December 31, 2001. The shares were valued at $1.92 per share which was the closing price on November 29, 2001 which was the date that the liability was incurred and the number of shares was determined.

         On February 28, 2002, the Company issued 150,000 shares of common stock for a loan penalty cost. The shares were valued at $0.75 per share which was the closing price on the date of issue. The shares were issued pursuant to a penalty clause for non-payment of a loan.


NOTE 9 - EQUITY LINE OF CREDIT

         On November 29, 2001, the Company entered into an Equity Line of Credit with Cornell Capital Partners, L.P. (Cornell) pursuant to which the Company may, at its discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $10.0 million. For each share of common stock purchased under the Equity Line of Credit, Cornell will pay 95% of the lowest closing bid price on which our common stock is traded for the 5 days immediately following the notice date. The maximum amount available to the Company is $1,000,000 in any 30 calendar day period. The Company may request an advance every three trading days. A consulting fee of 5% of each advance will be paid to Cornell upon closing each of the sales under this agreement. In addition, the Company issued 260,270 shares of common stock on February 28, 2002 as a commitment fee valued at $500,000, or $1.92 per share. The price the stock closed at on November 29, 2001 was $1.75 per share. The non-refundable commitment fee was included in accounts payable and was fully expensed as debt offering costs. The Company has not drawn any advances under this agreement as of December 31, 2001 or March 31, 2002. The Company filed an SB-2, which has not yet been declared effective.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001

 NOTE 10 - SUBSEQUENT EVENTS

         During April 2002, the Company entered into a settlement agreement for amounts due Ricardo, Inc. in the amount of $1,458,248. The agreement calls for payments of $600,000 due April 30, 2002 and May 31, 2002 and the remaining balance plus interest accrued at a rate of 6% per annum from July 1, 2001 through the dates of payment. As additional consideration, the Company issued Ricardo, Inc. warrants to purchase 750,000 shares of the Company's common stock at an exercise price of $0.50 per share for five years. In the event of default on any of these payments, the outstanding balance is to accrue interest at a rate of 12% per annum from July 1, 2001 through the date of payment. The Company did not make the scheduled payment in April.

         During April 2002, the Company entered into a six month consulting agreement with Hyperion Partners Corporation (Hyperion) to provide financial services. The agreement calls for the payment of a cash placement fee of equal to 8% and the issuance of warrants equal to 3% of the total amount of financing raised by Hyperion.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

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

CERTAIN BUSINESS DEVELOPMENTS

      The Company is a development stage company, which is still dependent upon its ability to raise capital through loans and private or public sale of stock. The Company believed and continues to believe that one of the main impediments to its ability to raise significant operating capital has been delays in obtaining relisting on the NASDAQ Over-the-Counter Bulletin Board. On Friday
September 7, 2001 the Company was successful in becoming relisted on the OTC Bulletin Board. Three working days later, on Tuesday, September 11, 2001, an act of war was committed on the United States with the World Trade Center devastation. That event disrupted the financial markets and significantly affected and consequently delayed the Company's efforts to obtain investment funds necessary to carry out its business plans within the time lines previously projected by the Company. While the delays in raising operating capital have caused the Company to re-assess the timelines for implementation of its business plan, the Company continues to believe that it will be able to raise sufficient capital to meet its core business plan objectives as more fully detailed below. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. Failure to raise sufficient capital to meet its business plan objectives could have a material adverse effect on the Company's results of operations, financial condition and liquidity.


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

      Ocean Power has had no profit to date. It has experienced a total of $42,460,815 in losses from inception on March 26, 1992 through to March 31, 2002. Ocean Power's losses have resulted from the fact that our products are still in development and planned principle operations have not commenced.

      At March 31, 2002, Ocean Power's unrestricted cash position declined to $777 as compared to $68,914 at December 31, 2001, and we have incurred accounts payable, notes payable, and other obligations aggregating $23,116,297. During the three months ended March 31, 2002, aggregate liabilities increased by $1,365,953.

      On November 13, 2001, Ocean Power obtained an extension of the payment due date which was due to Silent Clean Power from May 2001 to December 31, 2001. Payment of approximately $7,600 in accrued interest, was made in December, 2001 in Swedish kroner and principal in the amount of approximately $83,000 plus accrued interest from December 1 was due on December 31, 2001 in Swedish kroner. Silent Clean Power has agreed to extend the payment due date to May 23, 2002.

      Due to the increased level of activity projected during the next three years, additional funding will be needed and is being sought. From January 1, 2001 to May 1, 2002, Ocean Power has raised $7,177,000 of additional financing through proceeds from notes payable and convertible debentures. Of that amount, Ocean Power has received loans of $12,000 and $215,000, respectively from related parties.

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

      Ocean Power's plan of operation for the next twelve months is as follows:

      (i) Since completion of our water quality certification on December 9, 1999, Ocean Power has raised approximately $17 million pursuant to private placement financing and loans which has allowed Ocean Power to implement our Product Development Program, as well as to further business development, strategic partnering and acquisition activities. Based on an analysis of our sales and development costs, Ocean Power has begun efforts to raise additional financing pursuant to private placement sales of our common stock and/or loans from third parties. The exact method of this additional round of financing has not been determined.

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

      (iv) Although Ocean Power plans to subcontract out as much work as possible, during the next year we still anticipate increasing the number of employees from the current 36 full-time employees to approximately 75 full-time employees.


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

      Nevertheless, we commenced development activities predicated on using the technology licensed from Aquamax/Keeran regardless of whether the amounts owed to Aquamax/Keeran and the value of the licenses are adjusted. The technologies licensed from Aquamax/Keeran are part of the long-range development program for distillation-based systems and are not part of the SWRO systems to be utilized in 2002.


ATTEMPTED RESOLUTION OF THE DISPUTE

      The  arbitration  procedures  have not commenced while the Company and the
Licensors  have been  involved  in  settlement  negotiations.  The  negotiations resulted in the execution by both parties, as well as Hadwaco Ltd. Oy and Hackman Oy Abp, of a non-binding Letter of Intent (LOI). The LOI was executed by the various parties between June 15, 2001 and June 20, 2001. Contemporaneously, the Company entered into a related non-binding Letter of Intent with Hadwaco Ltd Oy and Hackman Oy Abp. The agreement of the parties, as memorialized in both LOIs, was as follows. The Company would form a new company (Newco) in Finland. Because it would control Newco, the Company's financial statements would report its investment in Newco on a consolidated basis. The Company would immediately provide Newco with enough working capital to purchase from Hadwaco its existing and ongoing water remediation business, including all related intellectual property. The intellectual property transferred to Newco would include technology which Hadwaco has licensed to Aquamax/Keeran and which is the source of our dispute with Aquamax/Keeran.

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

      The Company has accomplished the first two steps of its vapor compression desalination development program: (1) acquisition of the Aquamax/Keeran technology; and (2) obtaining patent rights on its own technology that will be combined with the Aquamax/Keeran technology (provisional patents filed August 2000 and patent pending patents filed August 2001). The remaining step is to complete a PPI which consists of 14 projects, the combined effect of which is projected to yield a more economically viable seawater desalination system, with lower energy and operating costs for both the projected vacuum vapor compression system and the existing seawater reverse osmosis technology. The formal PPI was initially designed in 1997, after the first physical assessment of the Aquamax equipment in Finland. The program was thereafter continuously developed and refined to reflect new information gathered from the Aquamax equipment we have acquired and have under testing in Malta, as well as data gathered about competitive technologies from our consultants, and our own monitoring of the market. The planning, scheduling and cost estimating of the formal program was finalized in October of 2000. The PPI is expected to require approximately 4 full-time employees and 18 to 20 months to complete once additional funding of approximately $5 million is arranged. Neither the time, manpower requirements or cost necessary for the PPI have changed. Two of the projects represent critical path projects on which the 18 to 20 month time line will be dependent. The two critical path projects are: "High Efficiency Steam Ejector Development" Project, the goal of which is to replace a mechanical compressor with a high efficiency hypercritical ejector (OPC has a U.S. patent pending) and the "Evaporator-Condenser Efficiency Increase" Project, the goal of which is to increase the overall efficiency of the vapor compression cycle by at least 30% (OPC has a U.S. patent pending). Timely completion of the two critical path projects will be benchmarks for measuring progress for impairment testing purposes. Management believes the seawater desalination products market continues to be large, the competitive environment is substantially unchanged from that of September 2000 when the Aquamax/Keeran patent rights were obtained and continues to have the potential to generate substantial profits from which the investment in the Aquamax/Keeran patents can be recovered. The commencement of the PPI has been delayed until funding is arranged. Losing our eligibility to have our common stock traded on the NASDAQ OTC Bulletin Board resulted in a delay to our arranging funding for the PPI for two reasons: first, because potential investors elected not to invest until we were again eligible to trade on the OTC Bulletin Board; and second, as a result of the diversion of management resources to the task of amending the SEC filings and other efforts necessary to re-attain eligibility to trade on the OTC Bulletin Board. On September 7, 2001 the Company became relisted on the NASDAQ OTC Bulletin Board. The following Tuesday, September 11, 2001 an act of war was committed on the United States with the World Trade Center devastation, which further delayed the funding necessary to pursue the PPI. During the period that the PPI has been delayed by the unavailability of funding, the Company has assessed impairment of the carrying value of its assets employed in the desalination business by monitoring developments in the market for desalination products to determine if technological, competitive or market conditions indicate that the value of the assets (including the amortized cost of the licensed patents and the value of the research and development activities that were expensed as incurred including research leading to Ocean Power's three additional patents and the "know how" resulting from our testing of the unit in Malta) is less than the carrying value of the related asset consisting principally of the cost of the Aquamax/Keeran patent net of accumulated amortization and the previous impairment adjustment. Management's assessment of market conditions described above leads management to conclude that there has been no impairment of the Aquamax/Keeran related license agreement asset other than the $400,000 that was recorded in connection with the dispute with Aquamax/Keeran over exclusivity of one of the patents, as described below.

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

      Another factor drawing us to Sigma was its focus on what we believe could be a profitable business in the growing distributed power market in Europe - home heat and power generation. We are seeking to configure Sigma's basic engine design for a range of other uses in the commercial and industrial power markets, as well as adapting these engines as a power source for our H2OkW Systems (TM) sea water desalination systems. We believe that Sigma's basic one-cylinder model can be expanded from the current 3kW to up to a 25kW engine with no basic design change. Our long-term plan, ultimately, is to seek to combine several 25kW engine systems in parallel arrays that will allow us to install distributed power systems from kilowatts to megawatts with one basic design that can share many common parts; thereby reducing the cost to produce the power systems. This manufacturing efficiency, coupled with the inherent flexibility of the fuel sources for a Stirling engine (any heat source will do, such as oil, gas, solar power or any biomass) we believe will cause Stirling engines to have significant commercial advantages as a source of distributed power over other distributed technologies such as fuel cells, with their more stringent fuel requirements.

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

      Beginning in August 2001, the benchmarks in the development plan are being monitored and will be updated quarterly. We would view any failure to meet an established benchmark by a significant degree as an indication that there may exist an impairment of goodwill and/or the patent assets. In such case, we will compare the then-estimated fair value of Sigma (using present value of projected future cash flows of the Stirling engine business, adjusted to reflect the change in circumstances leading to failure to meet the benchmark) against the carrying value of the assets of the Stirling engine business. We will recognize an impairment adjustment if the fair value of the Stirling engine business is less than its carrying value. The assessment might also result in a change in useful life of patents or goodwill even if an impairment adjustment is not required. Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets, became effective January 1, 2002 for Ocean Power and, from such date, Ocean Power will apply its provisions, and those of other accounting pronouncements referenced therein, for assessing impairment.

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

FOURTH QUARTER OF 2001 OR FIRST         First proceeds from sale of prototypes.
QUARTER OF 2002

LATE FIRST QUARTER OR EARLY SECOND      Release of second generation prototype
QUARTER OF 2002                         for external testing.

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

      Our current estimate of our funding requirements to achieve the benchmarks set forth above is $27.55 million due to delays in development caused by difficulties in raising sufficient funding. The $27.55 million aggregate amount needed over the revised five-year period to fund the activities in the Plan of Development is as follows: $700,000 in 2000, $4.59 million in 2001, $11.06 million in 2002, $8.66 million in 2003 and $2.54 million in 2004. As of March 31, 2002, Ocean Power has provided approximately $4.0 million of the $27.55 million revised amount projected to be needed for project development. Sigma was able to meet the first Stirling engine benchmark and continue to work on a reduced scale toward the second and third benchmarks by (1) focusing on the core activity of designing, developing and engineering a production prototype of the first generation Sigma 3kW electric/9 kW thermal Stirling engine; (2) using available funds of approximately $4.0 million; (3) obtaining vendor credit of $1.5 million; (4) deferring development tasks (and the related costs) that were not part of the core activity and could be deferred without causing delay to the time line for development; and (5) converting of debt to stock of Ocean Power. By focusing on the designing, developing and engineering of a production prototype of the engine, we have been able to complete a pre-mass production engine ready for manufacture. We have also been able to have our engineering consultant begin planning the design and manufacture of the second generation prototype engine, which is intended to be lighter, simpler in design and less expensive than the first generation engine. Thirty units of the second generation prototype units have been ordered and were in production before production was suspended in September 2001 due to difficulties in raising sufficient funding. The first three units that were scheduled for delivery in the fourth quarter 2001 can be completed approximately 6 months after funding is obtained in amounts sufficient to pay the engineering consultant the $1.5 million due for services provided to date. Upon completion of production of the prototype units, we expect to start generating cash flow from the release of second generation prototype engines to utilities and other potential customers for testing. Because of the low volume of production, pricing of these second generation engines will only cover the high initial manufacturing cost of the initial thirty units. Therefore, early stage production will not generate sufficient cash flow to fund other development tasks such as the deferred activities and other second generation development activities such as marketing.

      Because of the delays in development caused by difficulties in raising funds, Ocean Power performed an impairment assessment of the assets employed in its Stirling engine business, which consist largely of the Sigma patents and goodwill. Using the estimated present value of future cash flows from the Sigma engine business, taking into account the delay in development and related increases in total development cost, as an estimate of fair value, Ocean Power concluded that no impairment in the assets of the Stirling engine business existed at March 31, 2002. The impairment assessment considered whether any significant changes have occurred in the targeted market place that would diminish the value of the Stirling engine business, such as emergence of new competing technologies, changes in market size and configuration, or changes in competitors' businesses. We also considered whether the delay in development should result in a decrease in the useful lives assigned to the Sigma patents and goodwill and have concluded that, because we intend to re-commence development as soon as funds are obtained, there is no reduction in useful lives needed at this time. Ocean Power will update its impairment and useful life assessment each quarter.

      With respect to the conversions of debt to equity, Statoil converted its loan of approximately $381,000 to Sigma into 119,152 shares of common stock of Ocean Power. The temporary solution to our shortfall in available funding was to focus on core activity. Additional funding will be needed during the remainder of 2002 to complete the development tasks under the revised schedule of completion. An impairment in the value of the Sigma assets (including patents and goodwill) could occur if sufficient funding to complete development is not obtained.

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

      Our initial estimate of our manpower requirements for the Stirling engine development plan was a total of 53 people by 2004. Sigma currently has 13 employees. To develop the Stirling engine as we currently plan, we anticipate increasing Sigma's manpower to approximately 38 in 2002 and 2003, and 45 people by 2004. To date, Sigma's manpower requirements have been less than expected because of lack of funding to proceed with the Stirling engine development as originally planned.

ACCOUNTING PRONOUNCEMENTS

      SFAS NO.'S 141 AND 142 -- In June 2001, the Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 is effective as to any business combination after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No. 142 is applied in its entirety which is January 1, 2002 by Ocean Power. SFAS No. 142 is effective, generally, in fiscal years beginning after December 15, 2001 which will be the year ending December 31, 2002 by Ocean Power.

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

      The Company has reviewed the carrying value of the goodwill generated from the Sigma purchase and the patents and has determined that there is no impairment of the assets. The Company has not amortized the goodwill associated with the purchase during the quarter ended March 31, 2002

      SFAS NO. 143 -- On August 16, 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset to be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

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

PART II


ITEM 1.  LEGAL PROCEEDINGS

      On October 5,2001, Ricardo Inc. filed a lawsuit against Ocean Power's subsidiary, Sigma Elektroteknisk AS in the Forliksklage Court (Minor Civil Court) of Norway. The lawsuit sought a judgment for costs incurred and services rendered by Ricardo Inc. pursuant to a contract with Sigma related to the design and procurement of prototype parts for the Sigma MCHP Stirling engine lower end. A judgment was awarded in December 2001 without opposition in the total amount of $1,458,248. The Company has accrued $1,458,248, which is included in accounts payable. Ocean Power has since entered into a forbearance agreement with Ricardo, which establishes a payment schedule for repayment of the full sums owed by the end of June 2002. The agreement provides for the payment of interest on the debt at the rate of 6%, to be increased to 12%, if any of the payments are late. The agreement also provides for the issuance to Ricardo of warrants for the purchase of 750,000 shares of common stock of the Company at a price of $.50 per share, exercisable for a period of four years from the date of issuance, April 8, 2002. The Company failed to make the first installment payment of $600,000, which was due by the end of April, 2002, resulting in an increase in the interest rate payable to 12%.

      The Aquamax/Keeran dispute described above in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Aquamax International Holdings BV and Keeran Corporation" is the subject of negotiation by the Company. Neither party has filed an arbitration proceeding pursuant to the terms of the September, 2000 license agreement because the negotiations for settlement of all claims are ongoing.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      1)    Issuance  of Stock  Options  to  Board  Directors,  Employees  and
Consultants

      On January 8, 2002, the Board of Directors authorized the issuance of 3,094,588 stock options to purchase common shares of the Company to the non-employed board directors, employees, including board member employees, and certain consultants to the Company. The stock options are valid for ten (10) years and are exercisable at $1.00 per share. The market price for the Company's common stock on January 8 was $1.06.

       -------------------------------------------------------------------------
                  Option Holder                          Amount of Options
       -------------------------------------------------------------------------
       Gloria Rose Ott, Chairman                           250,000
       -------------------------------------------------------------------------
       Ed Juchniewicz, Director                            500,000
       -------------------------------------------------------------------------
       Employees of Ocean Power Corporation               2,090,248
       -------------------------------------------------------------------------
       Employees of Sigma Elektroteknisk                   136,063
       -------------------------------------------------------------------------
       Employees of Ocean Power (UK)                       31,145
       -------------------------------------------------------------------------
       Consultants                                         87,132
       -------------------------------------------------------------------------

      2)    Issuance of Warrants to Terra Systems

      On January 8, 2002, the Board of Directors authorized the issuance of 150,000 warrants exercisable at $1.00 per share for 1 year to Terra Systems in order to secure the exclusive right to integrate Terra Systems' coal fired technology with the Company's Stirling engine. The market price for the Company's common stock on January 8 was $1.06.

      3) Issuance of Common Stock and Warrants to Synergy International Partners S.A.

      On January 8, 2002, the Board of Directors authorized management to execute a one-year consulting agreement with Synergy International Partners S.A. (Synergy). Synergy will provide investor relations consulting in Europe. As payment for the consulting agreement, the Company issued of 130,000 shares of common stock and 300,000 warrants with an exercise price of $1.25 per share for the term of the agreement. The market price for the Company's common stock on January 8 was $1.06.

      4)    Issuance of  Convertible  Debenture to Venture  Investment  Group,
Inc.

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

---------------------------------------------------------------------------
DATE OF       NOTE AMOUNT CONVERSION  NUMBER OF    PRICE PER   EXPIRATION
ISSUANCE                  SECURITIES  SHARES       SHARE       DATE
---------------------------------------------------------------------------
1/14/02       $100,000    Common      111,111      $.90        1/14/07
---------------------------------------------------------------------------
                          Warrants    333,333      $.90        1/13/07
---------------------------------------------------------------------------

      5)    Issuance of  Convertible  Debenture to Venture  Investment  Group,
Inc.

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

---------------------------------------------------------------------------
DATE OF       NOTE AMOUNT CONVERSION  NUMBER OF    PRICE PER   EXPIRATION
ISSUANCE                  SECURITIES  SHARES       SHARE       DATE
---------------------------------------------------------------------------
1/22/02       $100,000    Common      111,111      $.90        1/22/07
---------------------------------------------------------------------------
                          Warrants    333,333      $.90        1/21/07
---------------------------------------------------------------------------

      6)    Issuance of  Convertible  Debenture to Venture  Investment  Group,
Inc.

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

---------------------------------------------------------------------------
DATE OF       NOTE AMOUNT CONVERSION  NUMBER OF    PRICE PER   EXPIRATION
ISSUANCE                  SECURITIES  SHARES       SHARE       DATE
---------------------------------------------------------------------------
1/30/02       $100,000    Common      111,111      $.90        1/30/07
---------------------------------------------------------------------------
                          Warrants    333,333      $.90        1/29/07
---------------------------------------------------------------------------

      7)    Issuance of Promissory Note to Cocomodo Investments, LLP

      On January 29, 2002, the Company issued a one-year promissory note to Cocomodo Investments, LLP for $75,000. The note accrues interest at a rate of 13% per annum. If the principal and interest are not paid when due, then they shall bear interest thereafter at a rate of 13.5%. If the Company elects to pre-pay any principal or interest, then the lender has the right to convert any amount of the prepayment of the principal or interest into the Company's common stock at $.75 per share. As additional consideration, the Company granted 75,000 warrants to Cocomodo Investments, LLP, with an exercise price of $.75 per share and an expiration date of January 28, 2003. The market price for the Company's common stock on January 29 was $1.00

      8)    Issuance of Promissory Note to Wendell H. Adair, Jr.

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

      9)    Issuance of Transferable Options for Consulting Services

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

      10)   Issuance of Promissory Note to Daniel Chestler

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

      11) Issuance of Warrants to Algonquin Capital Management and Lockwood Children's Trust

      On February 19, 2002, the Company cancelled a total of 3,288,000 warrants to Algonquin Capital Management and Lockwood Children's Trust with an exercise price of $1.50 per share and re-issued 3,288,000 warrants with an exercise price of $.50 per share, with an expiration date of February 18, 2007. This was done as additional consideration for a loan made by Michael D. Lockwood to the Company on March 5, 2001. The additional consideration consisted of amending the terms of the original Promissory Note as follows. 1) The payment due dates for all accrued but unpaid interest of September 5, 2001 and December 5, 2001 were extended to March 5, 2002, when all unpaid principal and accrued but unpaid interest was due; 2) Interest shall be deemed to have accrued at the rate of 10% until March 5, 2002, rather than the default rate provided in the Promissory Note; 3) principal and interest and accrued interest was not paid on or before March 5, 2002; therefore, all unpaid interest and principal now bears interest at a rate of 13.5%. The Company did not repay the Promissory Note and the entire amount of principal and interest is currently outstanding. The market value of the Company's stock on February 19 was $.86.

------------------------------------- ------------ ------------------ ----------
  WARRANT HOLDER    ORIGINAL DATE      NUMBER OF     REPLACEMENT      PRICE PER
                                        SHARES          DATE            SHARE
------------------------------------- ------------ ------------------ ----------
Algonquin Capital  January 27, 2000   1,000,000    February 19, 2002    $.50
    Management
------------------------------------- ------------ ------------------ ----------
Algonquin Capital  August 29, 2000      688,000    February 19, 2002    $.50
    Management
------------------------------------- ------------ ------------------ ----------
     Lockwood      August 29, 2000      100,000    February 19, 2002    $.50
 Children's Trust
------------------------------------- ------------ ------------------ ----------
Algonquin Capital  March 5, 2001      1,000,000    February 19, 2002    $.50
    Management
------------------------------------- ------------ ------------------ ----------
Algonquin Capital  September 19, 2001   500,000    February 19, 2002    $.50
    Management
------------------------------------- ------------ ------------------ ----------

      12)   Issuance of Warrants to John V. Doyle

      On February 19, 2002, the Company cancelled a total of 266,015 warrants to John V. Doyle with an exercise price of $1.50 per share and re-issued 266,015 warrants with an exercise price of $.50 per share, with an expiration date of February 18, 2007. This was done as additional consideration for a loan made by John V. Doyle to the Company on March 5, 2001. The additional consideration consisted of amending the terms of the original Promissory Note as follows: 1) The payment due dates for all accrued but unpaid interest of September 5, 2001 and December 5, 2001 were extended to March 5, 2002, when all unpaid principal and accrued but unpaid interest was due; 2) Interest shall be deemed to have accrued at the rate of 10% until March 5, 2002, rather than the default rate provided in the Promissory Note; 3) principal and interest and accrued interest was not paid on or before March 5, 2002; therefore all unpaid interest and principal now bears interest at a rate of 13.5%. The Company did not repay the Promissory Note and the entire amount of principal and interest is currently outstanding. The market value of the Company's stock on February 19 was $.86.

------------------ -----------------  ------------ ------------------ ----------
  WARRANT HOLDER     ORIGINAL DATE     NUMBER OF    REPLACEMENT        PRICE PER
                                        SHARES         DATE              SHARE
------------------ -----------------  ------------ ------------------ ----------
  John V. Doyle,    January 28, 2000    15,338      February 19, 2002      $.50
    as Trustee
------------------ -----------------  ------------ ------------------ ----------
  John V. Doyle     January 28, 2000    30,677      February 19, 2002      $.50
------------------ -----------------  ------------ ------------------ ----------
  John V. Doyle     August 29, 2000     20,000      February 19, 2002      $.50
------------------ -----------------  ------------ ------------------ ----------
  John V. Doyle     March 5, 2001      200,000      February 19, 2002      $.50
------------------ -----------------  ------------ ------------------ ----------

      13)   Issuance of Convertible Debenture to Barry G. Bampton

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

---------------------------------------------------------------------------
DATE OF       NOTE AMOUNT CONVERSION  NUMBER OF    PRICE PER   EXPIRATION
ISSUANCE                  SECURITIES  SHARES       SHARE       DATE
---------------------------------------------------------------------------
---------------------------------------------------------------------------
2/21/02       $50,000     Common      71,428       $.70        2/21/07
---------------------------------------------------------------------------
---------------------------------------------------------------------------
                          Warrants    357,143      $.70        2/20/07
---------------------------------------------------------------------------

      14)   Issuance of Promissory Note to John Cavalier

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

      15) Issuance of Stock for Default on Interest Payments to Melaroba Corporation

      On February 28, 2002 pursuant to the default provisions of a Promissory Note dated October 12, 2001 the Company issued 150,000 shares to Melaroba Corporation. The market price for the Company's common stock on February 28, 2002 was $.75.

      16)   Issuance of Stock to D. Weckstein & Company, Inc.

      On February 28, 2002 pursuant to that certain Extension and Expansion to Weckstein's existing Consulting Agreement dated March, 26, 2001 the Company issued to Weckstein 200,000 shares with piggy back right of registration. The market price of the Company's common stock on February 28, 2002 was $.75.

      17)   Issuance of Promissory Note to Jay Watson

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

      18)   Issuance of  Convertible  Debenture to Venture  Investment  Group,
Inc.

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

---------------------------------------------------------------------------
DATE OF       NOTE AMOUNT CONVERSION  NUMBER OF    PRICE PER   EXPIRATION
ISSUANCE                  SECURITIES  SHARES       SHARE       DATE
---------------------------------------------------------------------------
3/07/02       $100,000    Common      142,857      $.70        3/07/07
---------------------------------------------------------------------------
                          Warrants    714,286      $.70        3/06/07
---------------------------------------------------------------------------

      19)   Issuance of Convertible Debentures

      On March 26, 2002, the Company issued three, five-year convertible debentures, one for $50,000 to Barry G. Bampton, one for $25,000 to Nicole Louis Bampton and one for $25,000 to Nicole Ann Bampton. The notes accrue interest at a rate of 12% per annum and both the principal and interest are convertible into the Company's common stock at $.70 per share. As additional consideration, the Company granted 714,285 warrants with an exercise price of $.70 per share, with an expiration date of March 25, 2007. Barry G. Bampton, Nicole Louise Bampton and Nicole Ann Bampton received 357,143, 178,571 and 178,571 warrants, respectively. The market price for the Company's common stock on March 26, 2002 was $.93.

---------------------------------------------------------------------------
DATE OF       NOTE AMOUNT CONVERSION  NUMBER OF    PRICE PER   EXPIRATION
ISSUANCE                  SECURITIES  SHARES       SHARE       DATE
---------------------------------------------------------------------------
3/26/02       $50,000     Common      71,429       $.70        3/26/07
---------------------------------------------------------------------------
                          Warrants    357,143      $.70        3/25/07
---------------------------------------------------------------------------
3/26/02       $25,000     Common      35,714       $.70        3/26/07
---------------------------------------------------------------------------
                          Warrants    178,571      $.70        3/25/07
---------------------------------------------------------------------------
3/26/02       $25,000     Common      35,714       $.70        3/26/07
---------------------------------------------------------------------------
                          Warrants    178,714      $.70        3/25/07
---------------------------------------------------------------------------


20)   Issuance of Warrants to Ricardo Inc.

      On April 8, 2002, the Company entered into a forbearance agreement with Ricardo Inc., which establishes a payment schedule for repayment of the full sums owed with interest. As additional consideration, the Company issued to Ricardo Inc. 750,000 warrants for the purchase of common stock of the Company for a period of four years that are exercisable at $.50 per share. The market price for the Company's common stock on April 8 was $.93.

      21)   Issuance of Convertible Debenture to Freedom Funding, Inc.

      On April 10, 2002, the Company issued a five-year convertible debenture for $100,000. The note accrues interest at a rate of 12% per annum and both the principal and interest are convertible into the Company's common stock at $.65 per share. As additional consideration, the Company granted 714,286 warrants with an exercise price of $.65 per share, with an expiration date of April 9, 2007. The market price for the Company's common stock on April 10 was $.90.

---------------------------------------------------------------------------
DATE OF       NOTE AMOUNT CONVERSION  NUMBER OF    PRICE PER   EXPIRATION
ISSUANCE                  SECURITIES  SHARES       SHARE       DATE
---------------------------------------------------------------------------
4/10/02       $100,000    Common      153,846      $.65        4/10/07
---------------------------------------------------------------------------
                          Warrants    769,231      $.65        4/09/07
---------------------------------------------------------------------------


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


ITEM 5.  OTHER INFORMATION

      The Company deems the following information to be of importance to its security holders:

      On January 29, 2002 Ocean Power signed an Asset Purchase Term Sheet with Elektryon, Inc. to acquire certain of Elektryon's assets, including rights to the 100KW Powr/Mastr product line. The term sheet extends Ocean Power's existing exclusive license to the Powr/Mastr product outside the United States and nonexclusive license within the United States through the period necessary to complete a definitive Asset Purchase Agreement, obtain a fairness opinion from Ocean Power's investment banker and obtain satisfaction of all other conditions of sale.

      The price for the purchase will be paid in stock only against three milestones; (1) $7,000,000 in Ocean Power common stock (at the 20 day average price at the time of closing or $2.00 per share, whichever is higher) upon final transfer of all assets to Ocean Power, (2) $8,000,000 in common stock (at the 20 day average price or $4.00 per share, whichever is higher) when the Powr/Mastr product achieves 10,000 hours of continuous, failure-free operation or when Ocean Power achieves $6,250,000 of sales over a three month period with a minimum gross margin of 30%, whichever comes first, and (3) $10,000,000 of common stock (at the 20 day average price or $6.00 per share, whichever is higher) when the Powr/Mastr product meets certain applicable regulatory requirements. The purchase is subject to the satisfaction of certain other conditions set forth in the term sheet, including approval by the Board of Directors of the respective companies, a fairness opinion from Ocean Power's investment banker and court approval of the purchase as part of a Chapter 11 plan of reorganization by Elektryon.

     The Mr. Edward Juchniewicz became a director of Ocean Power on October 22, 2001 and resigned, for personal and family reasons, effective March 15, 2002.

      In its Form 10-KSB for the year ended December 31, 2001 the Company reported in its discussion of Strategic Relationships that it had entered into a Technology License Consulting Services and Asset Purchase Agreement with Science Application International Corporation and a related Professional Services Agreement. The Company and SAIC have agreed to suspend both agreements based on the decision of the Company to focus more of its distributed energy efforts toward its Stirling engine and related Home Power Unit business and the decision of SAIC to independently pursue its solar photovoltaic dish development business. However, the parties have agreed that, once the Company has raised the funds necessary to proceed with its business plan as described in the Form 10-KSB the parties will either reinstate the agreements or negotiate a new contract as appropriate under the circumstances at that time.

      Ocean Power was informed in August, 2001, that the staff of the Division of Enforcement of the Securities and Exchange Commission is conducting an informal investigation concerning the Company and past sales of securities and accounting policies relating to the Company's acquisition of Sigma Elektroteknisk and its transactions with Aquamax International Holdings, BV and Keeran Corporation N.V. The Company is cooperating with the inquiry. The Company cannot predict the length nor the potential outcome of this informal investigation, nor any potential impact on the Company or its operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   EXHIBITS.

EXHIBIT NO.   DESCRIPTION                               LOCATION
------------  -------------------------------------     ------------------------

2.01          Sigma Share Purchase Agreement dated      Incorporated by reference to July
                                                        25, 2000 the Registrant's Report
                                                        filed on Form 8-K/A on October 19,
                                                        2000

3.01          Certificate of Incorporation of Ocean     Incorporated by reference to
              Power Corporation Dated July 21, 1999     Exhibit 3.01 to the Registrant's
                                                        Registration Statement on Form
                                                        10-SB filed on February 8, 2000

3.02          Bylaws of the Registrant                  Incorporated by reference to
                                                        Exhibit 3.02 to the Registrant's
                                                        Registration Statement on Form
                                                        10-SB filed on February 8, 2000

3.03          Articles of Incorporation of Kaniksu      Incorporated by reference to
              American Mining Company (Idaho),          Exhibit 3.03 to the Registrant's
              predecessor of registrant                 Registration Statement on Form
                                                        10-SB filed on February 8, 2000

3.04          Company (Idaho) Certificate of Amendment  Incorporated by reference to
              Kaniksu American Mining Dated August 28,  Exhibit 3.04 to the Registrant's
              1995 name change to Kaniksu Ventures,     Registration Statement on Form
              Inc.                                      10-SB filed on February 8, 2000

3.05          Certificate of Amendment Kaniksu          Incorporated by reference to
              Ventures, Inc., Dated April 2, 1997 name  Exhibit 3.05 to the Registrant's
              change to Intryst, Inc.                   Statement on Form 10-SB filed on
                                                        February 8, 2000

3.06          Articles of Amendment of Intryst, Inc.,   Incorporated by reference to
              name change Dated December 24, 1997 to    Exhibit 3.06 to the Registrant's
              PTC Group, Inc.                           Registration Statement on Form
                                                        10-SB filed on February 8, 2000

3.07          Articles of Amendment of PTC Group,       Incorporated by reference to
              Inc., name change Dated July 14, 1999 to  Exhibit 3.07 to the Registrant's
              Ocean Power Corporation                   Registration Statement on Form
                                                        10-SB filed on February 8, 2000




EXHIBIT NO.   DESCRIPTION                               LOCATION
------------  -------------------------------------     ------------------------------

3.08          Articles of Merger of Ocean Power         Incorporated by reference to
              Corporation Idaho With Ocean Power        Exhibit 3.08 to the Registrant's
              Corporation Delaware Dated July 28, 1999  Registration Statement on Form
                                                        10-SB filed on February 8, 2000

3.09          Certificate of Merger of Foreign and      Incorporated by reference to
              Domestic                                  Corporation  dated  July 28,
                                                        1999 Exhibit 3.09 to the
                                                        Registrant's Registration
                                                        Statement on Form 10-SB filed on
                                                        February 8, 2000

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

10.06         Memorandum of Understanding with          Incorporated by reference to
              HyPerTech dated 15 June, 2000             Exhibit 10.06 to Registrant's
                                                        Amendment to Registration
                                                        Statement on Form 10-SB/A
                                                        filed on February 6, 2001

10.07         Purchase Order Memorandum of              Incorporated by reference to
              Understanding with Ecological             Exhibit 10.07 to Registrant's
              Engineering & Monitoring, Inc. dated      Amendment to Registration
              16 January, 2000                          Statement on Form 10-SB/A
                                                        filed on February 6, 2001

10.08         Design and Procurement agreement between  Incorporated by reference to
              Sigma and Ricardo, Inc. dated February    Exhibit 10.08 to the
              23, 2001                                  Registrant's Annual Report on
                                                        Form 10-KSB filed on
                                                        September 4, 2001

10.09         Letter of Intent with Hadwaco Oy dated    Incorporated by reference to
              March 8, 2001                             Exhibit 10.09 to the
                                                        Registrant's Annual Report on
                                                        Form 10-KSB filed on
                                                        September 4, 2001

10.10         Letter of Intent with Hadwaco Oy dated    Incorporated by reference to
              November 28, 2000                         Exhibit 10.10 to the
                                                        Registrant's Annual Report on
                                                        Form 10-KSB filed on
                                                        September 4, 2001

10.11         Letter of Intent with Organic Power       Incorporated by reference to
              dated March 14, 2001                      Exhibit 10.11 to the
                                                        Registrant's Annual Report on
                                                        Form 10-KSB filed on
                                                        September 4, 2001



EXHIBIT NO.   DESCRIPTION                               LOCATION
------------  -------------------------------------     ------------------------------


10.12         Memorandum of Understanding with Organic  Incorporated by reference to
              Power dated December 20, 2000             Exhibit 10.12 to the
                                                        Registrant's Annual Report on
                                                        Form 10-KSB filed on
                                                        September 4, 2001

10.13         Memorandum of Understanding with          Incorporated by reference to
              Ecological Engineering & Monitoring,      Exhibit 10.13 to the
              Inc. dated November 15, 2000              Registrant's Annual Report on
                                                        Form 10-KSB filed on
                                                        September 4, 2001

10.14         Memorandum of Understanding with          Incorporated by reference to
              Battelle Memorial Institute, Pacific      Exhibit 10.14 to the
              Northwest Division dated October 12, 2000 Registrant's Annual Report on
                                                        Form 10-KSB filed on
                                                        September 4, 2001

10.15         Licensing Agreement with Aquamax/Keeran   Incorporated by reference to
              dated September 21, 2000                  Exhibit 10.15 to the
                                                        Registrant's Annual Report on
                                                        Form 10-KSB filed on
                                                        September 4, 2001

10.16         Project Collaborative with EPRIsolutions  Incorporated by reference to
              dated February 20, 2001                   Exhibit 10.16 to the
                                                        Registrant's Annual Report on
                                                        Form 10-KSB filed on
                                                        September 4, 2001

10.17         Heads of Agreement and Affiliate System   Incorporated by reference
              to Guidelines  with CIMA  Capital,  LLC   Exhibit 10.17 to the
              datedMarch 30, 2000                       Registrant's Annual Report on
                                                        Form 10-KSB filed on
                                                        September 4, 2001

10.18         Joint Venture Agreement with Apollo       Incorporated by reference to
              Water and Power International, Inc.       Exhibit 10.18 to the
              dated February 23, 2001                   Registrant's Annual Report on
                                                        Form 10-KSB filed on
                                                        September 4, 2001

10.19         Joint Venture Agreement with Caribbean    Incorporated by reference to
              Water and Power, Inc. dated February 23,  Exhibit 10.19 to the
              2001                                      Registrant's Annual Report on
                                                        Form 10-KSB filed on
                                                        September 4, 2001

10.20         Co-operation Agreement between Sigma and  Incorporated by reference to
              Kockums AB dated November 14, 2000        Exhibit 10.20 to the
                                                        Registrant's Annual Report on
                                                        Form 10-KSB filed on
                                                        September 4, 2001

10.21         Employment Agreement dated September      Incorporated by reference to
              ___, 2001, between Ocean Power and        Exhibit 10.21 to the
              Cheng-guan (Michael) Quash                Registrant's Registration
                                                        Statement on Form SB-2 filed
                                                        on February 13, 2002

10.22         Securities Purchase Agreement dated       Incorporated by reference to
              November 29, 2001 between Ocean Power     Exhibit 10.22 to the
              and Cornell Capital Partners, L.P.        Registrant's Registration
                                                        Statement on Form SB-2 filed
                                                        on February 13, 2002

10.23         Investor Registration Rights Agreement    Incorporated by reference to
              dated November 29, 2001 between Ocean     Exhibit 10.23 to the
              Power and Cornell Capital Partners, L.P.  Registrant's Registration
                                                        Statement on Form SB-2 filed
                                                        on February 13, 2002

10.24         Escrow Agreement dated November 29, 2001  Incorporated by reference to
              between Ocean Power, Cornell Capital      Exhibit 10.24 to the
              partners, L.P., Butler Gonzalez, LLP and  Registrant's Registration
              First Union National Bank                 Statement on Form SB-2 filed
                                                        on February 13, 2002

10.25         Form of Debenture                         Incorporated by reference to
                                                        Exhibit 10.25 to the
                                                        Registrant's Registration
                                                        Statement on Form SB-2 filed
                                                        on February 13, 2002





EXHIBIT NO.   DESCRIPTION                               LOCATION
------------  -------------------------------------     ------------------------------


10.26         Transfer Agent Instructions dated         Incorporated by reference to
              November 29, 2001 between Ocean Power,    Exhibit 10.26 to the
              Cornell Capital Partners, L.P., Butler    Registrant's Registration
              Gonzalez LLP and Interstate Transfer      Statement on Form SB-2 filed
              Company                                   on February 13, 2002

10.27         Equity Line of Credit Agreement dated     Incorporated by reference to
              November 29, 2001 between Ocean Power     Exhibit 10.27 to the
              and Cornell Capital Partners, L.P.        Registrant's Registration
                                                        Statement on Form SB-2 filed
                                                        on February 13, 2002

10.28         Registration Rights Agreement dated       Incorporated by reference to
              November 29, 2001 between Ocean Power     Exhibit 10.28 to the
              and Cornell Capital Partners, L.P.        Registrant's Registration
                                                        Statement on Form SB-2 filed
                                                        on February 13, 2002

10.29         Escrow Agreement dated November 29, 2001  Incorporated by reference to
              between Ocean Power, Cornell Capital      Exhibit 10.29 to the
              Partners, L.P., Butler Gonzalez LLP and   Registrant's Registration
              First Union National Bank                 Statement on Form SB-2 filed
                                                        on February 13, 2002

10.30         Placement Agent Agreement between Ocean   Incorporated by reference to
              Power and Westport Advisors, Inc.         Exhibit 10.30 to the
                                                        Registrant's Registration
                                                        Statement on Form SB-2 filed
                                                        on February 13, 2002

10.31         Proprietary and Confidential Agreement    Provided herewith.
              for Consultant Services, dated
              February 7, 2002 between Ocean Power and
              Jeffrey P. Nash.

10.32         Settlement Agreement, dated April 8, 2002 Provided herewith.
              between Ocean Pwoer and Ricardo, Inc.

10.33         Agreement, dated April 15, 2002 between   Provided herewith.
              Ocean Power and Hyperion Partners Corp.

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


      (b)   REPORTS ON FORM 8-K.

            On February 6, 2001, the Company filed a Current Report with respect to Item 5 - Other Events on Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:      May 15, 2002                   OCEAN POWER CORPORATION

                                           By: /s/ Joseph Maceda
                                              ----------------------------
                                                 Joseph Maceda
                                                 President