Form 10QSB
period 2002-06-30
OCEAN POWER CORP
filed 2002-09-13
CIK 1102423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

                 [ ] Transition Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


             For the transition period from _________ to __________.

                          Commission File No. 333-3074

                             OCEAN POWER CORPORATION
                             -----------------------
             (Exact name of registrant as specified in its charter)

                      DELAWARE                           94-3350291
                      --------                           ----------
          (State or other jurisdiction of             (I.R.S. Employer
           incorporation or organization)           Identification Number)


          5000 ROBERT J. MATTHEWS PARKWAY,                  95672
            EL DORADO HILLS, CALIFORNIA                  (Zip Code)
      (Address of principal executive offices)

            REGISTRANT'S TELEPHONE NUMBER,             (916) 933-8100
                INCLUDING AREA CODE:

(1) Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and

(2)  has been subject to such filing requirements for the past 90 days [X] Yes
     [ ] No

         As of September 10, 2002, there were 56,182,746 shares outstanding of issuer's common stock.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                       JUNE 30, 2002 AND DECEMBER 31, 2001

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                        Consolidated Financial Statements


                                     ASSETS
                                     ------

                                                 June 30,       December 31,
                                                   2002             2001
                                               -----------      ------------
                                               (Unaudited)

CURRENT ASSETS
  Cash                                         $   12,849        $   2,989
  Advances to employees                                 -          347,259
  Prepaid expenses                                  5,828           44,080
                                               -----------      ------------
  Total Current Assets                             18,677          394,328
                                               -----------      ------------

EQUIPMENT, NET                                    425,993        1,000,892
                                               -----------      ------------

OTHER ASSETS
  Assets of discontinued operations
   (Note 9)                                       909,345        1,194,302
  Debt offering costs                              68,562          108,591
  Deposits                                         42,447           42,447
  Patents, and licensing agreements, net                -        5,675,150
  Goodwill, net                                         -        5,656,207
                                               -----------      ------------
  Total Other Assets                            1,020,354       12,676,697
                                               -----------      ------------

TOTAL ASSETS                                  $ 1,465,024     $ 14,071,917
                                              ============    ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                  Consolidated Financial Statements (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                    June 30,       December 31,
                                                      2002             2001
                                                 -------------     ------------
                                                  (Unaudited)

CURRENT LIABILITIES
  Accounts payable                               $  2,116,113      $ 2,693,846
  Accrued expenses                                  9,756,385        9,292,865
  Notes payable - related parties                   1,381,527        1,315,277
  Notes and convertible debentures
   payable - current portion                        5,822,717        2,894,114
  Deferred revenue                                     35,550           35,550
  Liabilities of discontinued
   operation (Note 9)                               4,125,346        3,159,806
                                                 -------------     ------------
    Total Current Liabilities                      23,237,638       19,391,458
                                                 -------------     ------------
LONG-TERM LIABILITIES
  Notes payable-related parties                         5,000           65,000
  Convertible debentures payable, net                 769,605        2,293,886
                                                 -------------     ------------
    Total Long-Term Liabilities                       774,605        2,358,886
                                                 -------------     ------------
    Total Liabilities                              24,012,243       21,750,344
                                                 -------------     ------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock: 20,000,000 shares
   authorized of $0.001 par value;
   no shares outstanding                                    -                -

  Common stock: 500,000,000 shares
   authorized of $0.01 par value;
   43,936,765 and 38,439,094 shares
     issued and outstanding, respectively             439,368          384,391
  Additional paid-in capital                       34,882,613       30,254,067
  Deferred consulting expense and asset
   acquisition                                       (875,128)      (1,141,000)
  Other comprehensive income (loss)                  (403,525)          334,549
  Deficit accumulated during the
   development stage                              (56,590,547)     (37,510,434)
                                                 -------------     ------------
    Total Stockholders' Equity (Deficit)          (22,547,219)      (7,678,427)
                                                 -------------     ------------

    TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                             $ 1,465,024     $ 14,071,917
                                                 =============    =============


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


                                                       OCEAN POWER CORPORATION AND SUBSIDIARIES
                                                             (A Development Stage Company)
                                         Consolidated Statements of Operations and Other Comprehensive Income

                                                                                                               FROM INCEPTION
                                                                                                                     ON
                                                                                                               MARCH 26, 1992
                                             FOR THE SIX MONTHS ENDED          FOR THE THREE MONTHS ENDED          THROUGH
                                                     JUNE 30,                           JUNE 30,                  JUNE 30,
                                          ------------------------------   --------------------------------- ------------------
                                              2002              2001             2002              2001             2002
                                          --------------- --------------   ----------------  --------------- ------------------
REVENUES                                   $        -        $        -       $        -        $        -       $        -
                                          --------------- --------------   ----------------  --------------- ------------------

EXPENSES
  General and administrative                5,868,308         3,890,557        2,762,658         2,098,105       28,433,153
  Impairment of intangible assets           7,433,043                 -        7,433,043                 -        8,203,589
  Research and development                    666,669                 -          254,036           107,532        3,400,705
  Depreciation and amortization               401,339           736,541          252,208           545,585        2,334,284
                                          --------------- --------------   ----------------  --------------- ------------------
    Total Expenses                         14,369,359         4,627,098       10,701,945         2,751,222       42,371,731
                                          --------------- --------------   ----------------  --------------- ------------------

LOSS FROM OPERATIONS                      (14,369,359)       (4,627,098)     (10,701,945)       (2,751,222)     (42,371,731)
                                          --------------- --------------   ----------------  --------------- ------------------

OTHER INCOME (EXPENSE)
  Currency gain                                     -                 -                -                 -            1,258
  Interest income                               5,799            29,276              173            12,169          295,510
  Loss on sale of assets                            -                 -                -                 -         (387,649)
  Interest expense                         (1,245,073)         (413,646)        (439,389)         (280,794)      (5,676,203)
                                          --------------- --------------   ----------------  --------------- ------------------
    Total Other Income (Expense)           (1,239,274)         (384,370)        (439,216)         (268,625)      (5,767,084)
                                          --------------- --------------   ----------------  --------------- ------------------

LOSS BEFORE DISCONTINUED OPERATIONS       (15,608,633)       (5,011,468)     (11,141,161)       (3,019,847)     (48,138,815)
  Loss from discontinued operations        (6,363,480)       (2,788,509)      (5,880,571)       (2,124,608)     (11,666,895)
                                          --------------- --------------   ----------------  --------------- ------------------

LOSS BEFORE EXTRAORDINARY ITEM            (21,972,113)       (7,799,977)     (17,021,732)       (5,144,455)     (59,805,710)

EXTRAORDINARY ITEM
  Gain on settlement of debt                2,892,000                 -        2,892,000                 -        3,215,163
                                          --------------- --------------   ----------------  --------------- ------------------

NET LOSS                                  (19,080,113)       (7,799,977)     (14,129,732)       (5,144,455)     (56,590,547)
                                          --------------- --------------   ----------------  --------------- ------------------

OTHER COMPREHENSIVE INCOME (LOSS)
  Currency translation adjustment            (738,074)           170,424        (625,279)           152,268        (403,525)
                                          --------------- --------------   ----------------  --------------- ------------------

    TOTAL COMPREHENSIVE LOSS           $  (19,818,187)    $  (7,629,553)  $  (14,755,011)    $  (4,992,187)  $  (56,994,072)
                                          =============== ==============   ================  =============== ==================


                                        The accompanying notes are an integral part of these
                                                 consolidated financial statements.



                               OCEAN POWER CORPORATION AND SUBSIDIARIES
                                       (A Development Stage Company)
              Consolidated Statements of Operations and Other Comprehensive Income (Continued)


                                                           FOR THE SIX MONTHS ENDED          FOR THE THREE MONTHS ENDED
                                                                   JUNE 30,                           JUNE 30,
                                                        ------------------------------    --------------------------------
                                                             2002             2001              2002             2001
                                                        ---------------  -------------    ---------------    -------------

BASIC AND DILUTED LOSS PER  SHARE
  Loss before discontinued operations                       $(0.40)          $(0.13)           $(0.28)          $(0.08)
  Discontinued operations                                    (0.16)           (0.07)            (0.15)           (0.05)
  Extraordinary item                                          0.07                -              0.07                -
                                                        ---------------  -------------    ---------------    -------------
    Net loss                                                $(0.49)          $(0.20)           $(0.36)          $(0.13)
                                                        ===============  =============    ===============    =============
WEIGHTED AVERAGE NUMBER  OF SHARES OUTSTANDING           39,144,913       38,184,499        39,405,851       38,160,423
                                                        ===============  =============    ===============    =============

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



                                          OCEAN POWER CORPORATION AND SUBSIDIARIES
                                                (A Development Stage Company)
                                 Consolidated Statements of Stockholders' Equity (Deficit)


                                                                                                    DEFERRED      DEFICIT
                                                                                                   CONSULTING   ACCUMULATED
                                                                      ADDITIONAL       OTHER         EXPENSE    DURING THE
                                                  COMMON STOCK          PAID-IN    COMPREHENSIVE    AND ASSET   DEVELOPMENT
                                              SHARES       AMOUNT       CAPITAL    INCOME (LOSS)   ACQUISITION     STAGE
                                            ----------  ------------ ------------  -------------   -----------  ------------

Balance, December 31, 2000                   38,149,942    $ 381,499  $25,611,288      $  195,258  $ (410,667)  $(20,028,591)

April 23, 2001, common stock issued for
  conversion of accounts payable at $1.50
  per share                                      50,000          500       74,500               -            -            -

June 8, 2001, common stock issued for
  conversion of research advances at
  $3.20 per share                               119,152        1,192      380,095               -            -            -

June 29, 2001, common stock issued for
  consulting contract at $2.80 per share        120,000        1,200      334,800               -    (334,800)            -

June 29, 2001, warrants granted for
  consulting contract                                 -            -      302,112               -    (302,112)            -

September 1, 2001, options issued below
  market value                                        -            -      861,000               -    (861,000)            -

Valuation adjustment and amortization of
  deferred compensation                               -            -    (571,112)               -      767,579            -

Warrants issued in connection with debt
  obligations                                         -            -    3,261,384               -            -            -

Currency translation adjustment                       -            -            -         139,291            -            -

Net loss for the year ended December 31,
  2001                                                -            -            -               -            -  (17,481,843)
                                             ---------- ------------ ------------  -------------   -----------  ------------

Balance, December 31, 2001                   38,439,094      384,391   30,254,067         334,549  (1,141,000)  (37,510,434)

January 8, 2002, common stock issued for
  consulting contract at $1.06 per share
  (unaudited)                                   200,000        2,000      210,000               -    (212,000)            -

January 8, 2002, options granted to
  employee's below market valve
  (unaudited)                                         -            -      180,447               -            -            -

January 8, 2002, options granted to
  consultants at fair market value
  (unaudited)                                         -            -       90,106               -            -            -

January 8, 2002, common stock issued for
  consulting contract at $1.06 per share
  (unaudited)                                   130,000        1,300      136,500               -    (137,800)            -

January 8, 2002, warrants granted for
  consulting contract (unaudited)                     -            -      120,000               -    (120,000)            -

                                             ---------- ------------ ------------  -------------   -----------  ------------
Balance forward                              38,769,094     $387,691  $30,991,120        $334,549  $(1,610,800) $(37,510,434)
                                             ---------- ------------ ------------  -------------   -----------  ------------


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



                                               OCEAN POWER CORPORATION AND SUBSIDIARIES
                                                     (A Development Stage Company)
                                 Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                    DEFERRED      DEFICIT
                                                                                                   CONSULTING   ACCUMULATED
                                                                      ADDITIONAL       OTHER         EXPENSE    DURING THE
                                                  COMMON STOCK          PAID-IN    COMPREHENSIVE    AND ASSET   DEVELOPMENT
                                              SHARES       AMOUNT       CAPITAL    INCOME (LOSS)   ACQUISITION     STAGE
                                             ----------   ----------  -----------  -------------  ------------- -------------

Balance forward                              38,769,094    $ 387,691  $30,991,120     $   334,549  $(1,610,800) $(37,510,434)

January 8, 2002, warrants granted for
  technology rights (unaudited)                       -            -       84,245               -            -            -

February 7, 2002 options granted for
  consulting contract (unaudited)                     -            -       79,000               -     (79,000)            -

Revaluation of existing warrants
  (unaudited)                                         -            -    1,360,574               -            -            -

February 28, 2002, common stock issued
  for conversion of debt to equity at
  $1.92 per share (unaudited)                   260,270        2,603      497,397               -            -            -

February 28, 2002, common stock issued
  for loan default penalty at $0.75 per
  share (unaudited)                             150,000        1,500      111,000               -            -            -

April 8, 2002, warrants granted as
  incentive to extend debt payment  terms
  (unaudited)                                         -            -      671,700               -            -            -

June 14, 2002, options granted for
  consulting contract (unaudited)                     -            -      128,000               -    (128,000)            -

June 14, 2002, common stock issued for
  services at $0.40 per share (unaudited)       150,000        1,500       58,500               -            -            -

June 21, 2002, common stock issued for
  conversion of convertible debentures at
  $0.15 per share (unaudited)                    85,526          855       12,143               -            -            -

June 25, 2002, common stock issued for
  conversion of convertible debentures
  At $0.06 per share (unaudited)                265,625        2,656       14,344               -            -            -

June 26, 2002, common stock issued for
  purchase of Elektryon assets at $0.11
  per share (unaudited)                       3,500,000       35,000      350,000               -    (385,000)            -

June 27, 2002, common stock issued for
  conversion of debt to equity at $0.08
  per share (unaudited)                         600,000        6,000       42,000               -            -            -

June 28, 2002, common stock issued for
  conversion of convertible debentures At
  $0.06 per share (unaudited)                   156,250        1,563        8,438               -            -            -

Valuation adjustment and amortization of
  deferred compensation (unaudited)                   -            -    (243,000)               -    1,327,672            -

Warrants issued in connection with debt
  obligations (unaudited)                             -            -      717,152               -            -            -
                                             ----------   ----------  -----------  -------------  ------------- -------------

Balance Forward                              43,936,765     $439,368  $34,882,613        $334,549   $(875,128)  $(37,510,434)
                                             ----------   ----------  -----------  -------------  ------------- -------------


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


                                               OCEAN POWER CORPORATION AND SUBSIDIARIES
                                                     (A Development Stage Company)
                                 Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                      DEFERRED      DEFICIT
                                                                                                     CONSULTING   ACCUMULATED
                                                                         ADDITIONAL       OTHER        EXPENSE     DURING THE
                                                    COMMON STOCK          PAID-IN     COMPREHENSIVE   AND ASSET   DEVELOPMENT
                                                SHARES       AMOUNT       CAPITAL     INCOME (LOSS)  ACQUISITION     STAGE
                                               ----------   ----------   -----------  -------------  ------------ -------------
Balance Forward                                43,936,765     $439,368   $34,882,613       $334,549   $(875,128)  $(37,510,434)

Currency translations adjustment (unaudited)            -            -             -      (738,074)            -             -

Net loss for the six months ended, June 30,
  2002 (unaudited)                                      -            -             -              -            -  (19,080,113)
                                               ----------   ----------   -----------  -------------  ------------ -------------

Balance, June 30, 2002 (unaudited)             43,936,765     $439,368   $34,882,613     $(403,525)   $(875,128)  $(56,590,547)
                                               ==========   ==========   ===========  =============  ============ =============

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


                                              OCEAN POWER CORPORATION AND SUBSIDIARIES
                                                    (A Development Stage Company)
                                                Consolidated Statements of Cash Flows

                                                                                                         FROM INCEPTION ON
                                                                                                           MARCH 26, 1992
                                                                       FOR THE SIX MONTHS ENDED               THROUGH
                                                                              JUNE 30,                        JUNE 30,
                                                                  --------------------------------       ------------------
                                                                       2002                2001                 2002
                                                                  ---------------   --------------       ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                        $   (19,080,113)   $  (7,799,977)        $  (56,590,547)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
    Depreciation and amortization                                          401,339          829,216             2,747,312
    Deferred consulting expense                                          1,084,672           98,667             1,611,670
    Value of common stock, warrants, options and discounts on
      equity instruments issued for services                             2,475,326                -             6,278,256
    Loss on sale of assets                                                       -                -               387,649
    Amortization of debenture discount and debt issue costs                688,757          583,282             2,967,143
    Gain on disposition of debt                                         (2,892,000)               -            (3,215,163)
    Impairment loss                                                     13,089,250                -            13,775,551
    Bad debt expense                                                       369,569                -               369,569
  Change in operating asset and liability accounts, net of
    amounts acquired in business combination:
    (Increase) decrease in advances to employees, prepaid
      expenses, deposits and debt offering costs                            48,362           32,011            (5,867,465)
    Increase (decrease) in accounts payable                                914,499        1,276,024             5,099,779
    Increase (decrease) in accrued expenses                              1,837,520          278,891            11,216,441
    Increase in deferred revenue                                                 -                -                35,550
                                                                    ---------------   --------------       ------------------
      Net Cash Used by Operating Activities                             (1,062,819)      (4,701,886)          (21,184,255)
                                                                    ---------------   --------------       ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash lost in discontinued operation                                       (4,713)               -                (4,713)
                                                                    ---------------   --------------       ------------------
  Payments on license agreement                                                  -                -              (400,000)
                                                                    ---------------   --------------       ------------------
 Cash acquired in Sigma acquisition                                             -                -               142,254
  Proceeds from sale of assets                                                   -                -                     1
  Purchase of fixed assets                                                       -         (310,951)           (1,164,570)
  Equipment procurement costs                                                    -                -              (564,110)
      Net Cash Used by Investing Activities                                 (4,713)        (310,951)           (1,991,138)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                                              280,000        3,600,000             4,680,000
  Repayment of related party notes payable                                  (5,250)         (81,805)           (1,640,226)
  Repayment of notes payable                                                     -         (346,517)           (1,519,062)
  Loans from related parties                                                11,500                -             7,462,787
  Issuance of convertible debentures                                       650,000                -             3,100,000
  Common stock issued for cash                                                   -                -            11,131,032
  Stock offering costs                                                           -                -               (26,289)
                                                                    ---------------   --------------       ------------------
    Net Cash Provided by Financing Activities                              936,250        3,171,678            23,188,242
                                                                    ---------------   --------------       ------------------



                                       The  accompanying  notes are an  integral  part of these
                                                 consolidated financial statements.


                                           OCEAN POWER CORPORATION AND SUBSIDIARIES
                                                (A Development Stage Company)
                                       Consolidated Statements of Cash Flows (Continued)

                                                                                                            FROM INCEPTION
                                                                                                             ON MARCH 26,
                                                                                FOR THE SIX MONTHS               1992
                                                                                       ENDED                    THROUGH
                                                                                     JUNE 30,                  JUNE 30,
                                                                          ------------------------------- ---------------------
                                                                              2002              2001             2002
                                                                          ----------------  ------------- ---------------------
NET INCREASE (DECREASE) IN CASH                                                (131,282)     (1,841,159)          12,849

CASH AT BEGINNING OF PERIOD                                                      144,131      2,176,299                -
                                                                          ----------------  ------------- ---------------------

CASH AT END OF PERIOD                                                       $     12,849    $   335,140     $     12,849
                                                                          ================  ============= =====================
CASH PAID FOR:
  Interest                                                                  $          -    $    68,459     $     81,405
  Income taxes                                                              $          -    $         -     $          -

NON-CASH FINANCING ACTIVITIES
  Value of common stock, warrants, options and discounts on equity
    instruments issued for services                                         $  2,475,326    $         -     $  6,278,256
  Equity instruments issued for deferred consulting expense/asst
    acquisition                                                             $    818,800    $   672,000     $  1,558,800
  Common stock issued for recapitalization                                  $          -    $         -     $  2,761,773
  Common stock issued for conversion of debt                                $    106,000    $   456,287     $  3,069,511
  Acquisition of licenses through license agreement payable                 $          -    $         -     $  6,940,000
  Warrants granted in conjunction with debt instruments                     $    717,149    $         -     $  3,978,535


                                        The  accompanying  notes are an  integral  part of these
                                                  consolidated financial statements.


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


NOTE 2 - PATENTS AND LICENSING AGREEMENT

         The Company's patents and license agreement consisted of the following at June 30, 2002 and December 31, 2001:

                                               JUNE 30,        DECEMBER 31,
                                                 2002              2001
                                              -----------      ------------
                                              (UNAUDITED)

         Licensing Agreement - Aquamax
          and Keeran                           $6,540,000       $6,540,000
         Licensing Agreement - STM              2,000,000          500,000
         Accumulated amortization              (8,540,000)      (1,364,850)
                                              ------------     ------------

                                               $        -       $5,675,150
                                              ============     ============

         As part of the purchase of Sigma (Note 3), the Company acquired patents valued at their fair value of $1,006,670, adjusted for foreign currency fluctuations since the date of purchase. The patents have an estimated remaining life of 90 months from the date of Sigma acquisition. See also Note 9 for a discussion about the Sigma operations being discontinued. The patents at their net value of $719,421 are included in net assets of discontinued operations. The license agreement relates to rights to patents and patent applications pertaining to technology acquired from Aquamax and Keeran (Note 7). The cost of the license agreement was being amortized over its estimated useful life of 10 years. Because of the Company's cash flow shortages and uncertain future, the Company recorded amortization expense of $163,500 and elected to record an impairment expense of $5,348,150 associated with the remaining value of the Aquamax and Keeran rights and technology.

NOTE 3 - BUSINESS COMBINATION

         In August 2000, the Company acquired SIGMA Elektroteknisk, AS (SIGMA) by exchanging 1,718,748 shares of its common stock for all of the common stock of SIGMA. The acquisition was accounted for as a purchase in accordance with APB 16, "Business Combinations." The excess of the total acquisition cost over the fair value of the net assets acquired of $6,589,756 was being amortized over 10 years by the straight-line method. Amortization expense amounted to $-0- and $329,488 for the three months ended June 30, 2002 and 2001, respectively.

         Because of the adoption of SFAS No. 142, the Company is no longer amoritizing the goodwill generated from the purchase of Sigma. Instead the goodwill is subject to impairment testing. Because of the bankruptcy of Sigma as discussed in Note 9, the Company recorded an impairment of goodwill of $5,656,207 which is part of the loss from discontinued operations.


NOTE 4 - NOTES AND DEBENTURES PAYABLE

         During the quarter ended June 30, 2002, the Company received $80,000 from the issuance of notes payable to various individuals. All of the notes bear interest at 12.00%, are unsecured and due on demand. Additionally, a creditor of the Company converted $542,717 in accounts payable to a note payable, the note bears interest at 10% per annum, is unsecured and due upon demand.

         During the quarter ended June 30, 2002, the Company received $11,500 from the issuance of notes payable to a related party. The note is non-interest bearing, unsecured and due on demand. Additionally, the Company repaid $5,250 on a note payable to a related party.

         During the quarter ended June 30, 2002, the Company received $100,000 from the issuance of a convertible debenture. The debenture is convertible at a price of $0.65 per share for a period of five years, bears interest at 12.00%, is unsecured and is due 5 years from the date of issue. As additional consideration for $100,000 of the convertible debenture payable, the Company granted warrants to acquire 769,231 shares of common stock at an exercise price of $0.65 per share with an expiration date 5 years from the date of grant. The warrants were valued at $676,923 pursuant to the Black-Scholes pricing model. The proceeds were allocated between debt and additional paid-in capital in proportion to the relative fair value of the debt and equity (warrants and beneficial conversion rights) elements of the transaction. The portion allocated to equity was $100,000 or 100%.

         During the quarter ended June 30, 2002, a holder of a convertible debenture elected to convert $40,000 in principle for 507,401 shares of common stock at a rate equal to 80% of the lowest closing bid price of the Company's common stock for the five trading days immediately proceeding the conversion date.

NOTE 5 - ACCRUED EXPENSES

         The Company's accrued expenses are comprised of the following items:

                                                    JUNE 30,        DECEMBER 31,
                                                      2002              2001
                                                  -----------       ------------
                                                  (UNAUDITED)

         Accrued payroll taxes payable            $   72,430          $      -
         Accrued interest payable - payroll           52,717            52,717
         Accrued payroll tax penalty                  98,845            98,845
         Accrued franchise taxes payable             100,274            97,828
         Accrued payroll payable                   1,244,417                 -
         Accrued vacation payable                          -           127,142
         Accrued other expenses                          615            15,149
         Aquamax/Keeran contingency accrual        1,131,000           934,800
         Aquamax/Keeran license fee payable        3,600,000         6,540,000
         Accrued STM license fee payable           2,000,000           500,000
         Accrued deferred compensation - Moard       143,516           115,824
         Accrued legal settlement - Mchargue          63,400            63,400
         Accrued interest payable                  1,249,171           747,160
                                                 -----------       -----------
                  Total                          $ 9,756,385       $ 9,292,865
                                                 ===========       ===========

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

         The Company has incurred losses from its inception through June 30, 2002 of approximately $56,600,000. The Company does not have an established source of funds sufficient to cover its operating costs, has a working capital deficit of approximately $23,200,000, has relied exclusively on debt and equity financing. Additionally the Company's wholly-owned subsidiary Sigma was forced into bankruptcy because of non-payment of employee salaries. Accordingly, there is substantial doubt about its ability to continue as a going concern.

         In order to develop a reliable source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans include raising additional capital through the private placement sales of common stock and/or loans from third parties, the proceeds of which will be used to develop the Company's products, pay operating expenses and pursue acquisitions and strategic alliances. The Company expects that it will need approximately $9,000,000 of additional funds for operations and expansion over the next 12 months. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

         a. Consulting Agreements

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

         For the year ended December 31, 2000, the Company had amortized $279,334 of the contract , leaving a remaining balance of $410,667 at December 31, 2000 which is included as a reduction of stockholders' equity. At December 31, 2001, the remaining balance was $152,166 which is included as a reduction of stockholders equity. At June 30, 2002, the remaining balance was $66,833 which as a reductions of stockholders equity.

         During June 2001, the Company entered into a two-year consulting agreement with Gene Martineau to receive services related to interfacing with institutional investors and brokerage firms. The Company issued 120,000 shares of common stock and granted 120,000 warrants exercisable for two years at $1.50. Pursuant to EITF 96-18, "Accounting For Equity Instruments that Are Issued To Other Than Employees For Acquiring Or In Conjunction With Selling, Goods or Services", the Company will continue to revalue the warrants until earned upon completion of services. The unamortized fair value at December 31, 2001 was $271,833 which is included as a reduction of stockholders equity. The unamortized value at June 30, 2002 was $168,600 which is included as a reduction of stock holders equity.

         On June 20, 2001, the Company (through its subsidiary Powerco US, Inc.) entered into an employment agreement with David Moard (Moard) wherein Moard would serve as the president of the Powerco. Terms of the agreement are as follows: (1) Moard's base salary will be $240,000 per year with the first and second years salary being deferred to future years,(later amended to deferring $60,000 per year starting November 1, 2001) and (2) Moard was granted 820,000 stock options exercisable at $1.50 per share of which 260,000 vest in year one, 360,000 vest in year two and 200,000 vest in year three. The employment agreement is in effect for three years. The Company has accrued wages of $115,824, which represents the deferred salary through December 31, 2001, and has expensed $270,593, which represents amortization of the intrinsic value of the stock options as well as the payroll expense. At December 31, 2001, the unamortized intrinsic value of the stock options amounted to $717,000, which is included as an offset to equity as deferred compensation expense and will be amortized over the vesting period of the options. At June 30, 2002, the unamortized intrinsic value of the stock options was $-0- because the Company fully vested all of the options.

NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

         b. Options for Consulting Services

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

         The unamortized portion of the deferred compensation at June 30, 2002 was $68,028 and is included as a reduction of stockholders equity.

         c. Extension of Consulting Agreement

         On January 8, 2002, pursuant to an Extension and Expansion Agreement with Weckstein, the Company extended the consulting agreement with Weckstein for a minimum period of six months and up to three years at the option of the Company. As compensation for this extension, the Company has issued to Weckstein 200,000 shares of common stock valued at $1.06 per share. The unamortized portion of the deferred compensation at June 30, 2002 was $-0-.

         On June 14, 2002, the Company extended the consulting agreement with Weckstein for a period of one year from June 30, 2002. As compensation for this extension, the Company has issued to Weckstein 400,000 options with an exercise price of $0.40 per share. The unamortized portion of the deferred compensation at June 30, 2002 was $128,000 and is included as a reduction of stockholders' equity.

         d. Investor Relations Agreement

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

         The unamortized portion of the deferred compensation at June 30, 2002 was $58,667 and is included as a reduction of stockholders equity.

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


                   YEAR                              AMOUNT
                   ---------------------         --------------

                   2002                            $1,500,000
                   2003                             2,000,000
                   2004                             3,000,000
                                                 --------------
                                                   $6,500,000
                                                 ==============

         e. License Agreements (Continued)

         STM (Continued)
         ---

         The Company paid an initial amount of $500,000 that was amortized over twelve months. The second annual payment in the amount of $500,000 was due and payable on April 20, 2001 and the third payment was due and payable on April 20, 2002. The Company defaulted on the second and third annual payments and under the terms of the contract, lost the exclusive rights to the Technology, but has retained the rights on a non exclusive basis. Due to this default and the inability of the Company to raise sufficient capital to develop the Company's products, the technology was deemed to be impaired as of September 23, 2001, or 60 days after notification of default. As of June 30, 2002, the Company has recognized a payable in the amount of $2,000,000, amortization expense in the amount of $213,670 and loss on impairment in the amount of $1,786,330.

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

         Under the terms of the License Agreement, the Company agreed to pay a total of $4,000,000 and 600,000 shares of its common stock for the rights under the License Agreement under a payment schedule contingent on various factors as to timing but to be no later than December 31, 2000. The Company has paid $400,000 and has issued 600,000 shares of common stock to the Licensors.

         The remaining amount payable under the License Agreement was $6,540,000 at September 30, 2000, which consisted of $3,600,000 payable in cash and $2,940,000 payable in common stock (representing the value of 600,000 shares of common stock to be issued, valued at the market value of shares of the Company's common stock as of the effective date of the transaction, September 21, 2000), and has been accrued as a liability and included in the amount recorded as a licensing agreement asset along with the $400,000 paid in cash, and $2,940,000 paid through the issuance of common stock. The asset, with a cost of $6,940,000 ($6,540,000 after an impairment adjustment of $400,000), is has been amortized over its estimated useful life of ten years using the straight-line method.

         e. License Agreements (Continued)

         AQUAMAX/KEERAN (Continued)
         --------------

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

         e. License Agreements (Continued)

         AQUAMAX/KEERAN (Continued)
         --------------

         The Company's request for arbitration does not assert that the license does not exist or is not effective. The Company has suspended all payments beyond the $400,000 paid in September 2000 and $2,940,000 paid through the issuance of common stock in June 2002 under the License Agreement pending the outcome of the resolution of the dispute in connection with the one element of the Agreement. In any event, the Company intends to proceed with its planned uses of the technology, whether on an exclusive or non-exclusive basis. A portion of the cost of the License Agreement amounting to $400,000 was expensed in September 2000 which management has determined to be an appropriate impairment adjustment to reduce the asset book value by management's estimate of the difference between the amount the Company is obliged to pay under the License Agreement and the fair value of the technology based on management's estimate of the reduction in purchase price had it been known that one patent application was non-exclusive.

         The full purchase price has been recorded as a liability and offset by the $400,000 and $2,940,000 paid to date. The full amount of the liability was recorded (without offset for potential reduction in resolution of the Hadwaco sublicense dispute) because management believes that: (1) based on the oral opinion of the Company's General Counsel, the full amount of the liability, until amended through negotiation or legal process, represents an enforceable liability as long as the Company retains the patent rights conveyed under the agreement; (2) the liability meets the accounting definition of a liability as stated in Statement of Financial Accounting Concepts No. 6, Elements of Financial Statements; and (3) the reduction of the liability to anticipate a reduction in negotiations or legal process would result in recording a contingent asset that is prohibited by SFAS No. 5, Accounting for Contingencies. Accordingly, since the Company intends to keep the patent rights, the Company has recorded the liability, and related asset, because under the terms of the agreement the Company has no discretion to avoid future payment of the remaining cash and common stock payable. The amount of payment under the agreement withheld pending resolution of the dispute was not indicative of the diminished value of the patent rights received as the Company's management has estimated that approximately $400,000 of the purchase price represents the value of the exclusivity feature of the one patent that was not received. The failure of Aquamax/Keeran to deliver exclusive rights to all patents resulted in a condition of default by Aquamax/Keeran. Aquamax/Keeran has asserted that the Company's subsequent withholding of payment resulted in a condition of default by the Company.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

         e. License Agreements (Continued)

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

         e. License Agreements (Continued)

         AQUAMAX/KEERAN (Continued)

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

         Because its agreements with Hadwaco Ltd. Oy and Hackman Oy Abp were non-binding, the Company does not believe that it has a liability arising out of its failure to complete the transactions described above, other than the loss of amounts the Company agreed to pay in connection with obtaining extensions of the agreements. In connection with its dispute with Aquamax/Keeran, the Company still believes it has the right to a purchase price reduction because of the failure of Aquamax/Keeran to deliver exclusive rights to all of the patents and, while no claim has been asserted, might be subject to a damage claim related to the Company's withholding of payment on the Aquamax/Keeran license agreement. The Company has recorded expenses of $1,131,000 related to the costs of the terminated agreements with Hadwaco/Hackman and the possible costs associated with the Aquamax/Keeran license agreement dispute.

         On June 27, 2002, the Company issued 600,000 shares as stipulated in the acquisition agreement. At the date of issuance, the Company's common stock closed at $0.08 per share. Accordingly the Company recorded the issuance as a reduction of the Aquamax/Keeran liability of $48,000 and a gain on extinguishment of debt of $2,892,000 as required by APB No. 29 "Accounting for Non Monetary Transactions". The Company recorded an impairment loss of $5,348,150 to write the value of the asset down to zero because of the uncertainty of being able to fund future development of the technology. The Company is in negotiations with Aquamax/Keeran regarding the balance due of $3,600,000.

         e. License Agreements (Continued)

         SIGMA
         -----

         On March 6, 2001, the Company's wholly owned subsidiary, SIGMA, entered into a collaboration agreement with Baxi Group Ltd. (a manufacturer of heating systems in Europe) for the development and marketing of a combined heat and power product (micro-CHP) for the residential market in the United Kingdom. The objective of the agreement is to form a joint working arrangement for the development of a micro-CHP package, consisting of the Sigma Energy Converter (Sigma Stirling engine) and the metal cabinet, into which each unit will be mounted, including controls and connections to both systems and the electricity supply network. The purpose of the collaboration agreement is to design a prototype micro-CHP package to be installed in compliance with applicable regulations in older and larger houses as replacements for boilers that have reached the end of their service life. The parties will work together in assigning sufficient priority and allocating necessary resources (which have already been budgeted by Sigma) to the project to develop the package in a mutually agreeable time frame, which is currently anticipated to be by mid-2003 if the Company can raise sufficient capital to fund completion of its Stirling engine and pay its portion of the costs in connection with the collaboration agreement. Pursuant to the terms of the Collaboration Agreement, each party pays its own expenses. The agreement has no fixed termination date, but can be terminated at any time by either party on three months notice. The costs incurred by the Company, which are associated with the Baxi collaboration, have been expensed when incurred. Sigma, because of its bankruptcy, it is no longer performing on this contract.

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

         e. License Agreements (Continued)

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

         On January 8, 2002, the Company issued 130,000 shares of common stock for prepaid consulting services (See Note 7). The shares were valued at the closing price of $1.06 per share on the date of issue. Concurrent with the issuance of the shares, the Company granted 300,000 warrants with an exercise price of $1.25 per share. The fair market value of the warrants as determined by the Black-Scholes pricing model was $120,000.

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

         On April 8, 2002, the Company granted 750,000 warrants to Ricardo as part of an agreement to extend debt payment terms. The warrants have an exercise price of $0.50 per share, are exercisable for four years and are fully vested. The Company used the Black Scholes model to determine fair market value of $671,700 with a risk free interest rate of $4.09%, volatility of 191% and no expected dividends.

         On June 14, 2002, the Company granted 400,000 options valued at $128,000 for consulting services to be performed.

         On June 14, 2002, the Company issued 150,000 shares of common stock for consulting services. The shares were valued at $0.40 per share, or $60,000

         On June 21, 2002, the Company issued 85,526 shares of common stock for the conversion of $13,000 in principle of a debenture payable, or $0.15 per share.

         On June 25, 2002, the Company issued 265,625 shares of common stock for the conversion of $17,000 in principle of a convertible debenture payable, or $0.06 per share.

         On June 26, 2002, the Company issued 3,500,000 shares of common stock for the acquisition of certain specified assets of Elektryon. The shares were valued at $0.11 per share. Since the assets have not been received by the Company, their value of $385,000 is included in deferred consulting expense and asset acquisition as a contra equity account.

         On June 27, 2002, the Company issued 600,000 shares of common stock for the conversion of a portion of the Aquamax/Keeran payable. The shares were valued at $0.08 per share.

         On June 28, 2002, the Company issued 156,250 shares of common stock for the conversion of $10,000 in principle of a convertible debenture payable, or $0.06 per share.


NOTE 9 - DISCONTINUED OPERATIONS

         On August 9, 2002, the Company's wholly-owned subsidiary SIGMA was put into bankruptcy because if its inability to pay employee salaries and was declared a discontinued operation. All officers and directors of SIGMA have resigned and operations have completely closed. In accordance with FASB Statement No. 144, the Company has classified all prior operations of SIGMA as discontinued and has restated all prior income statements. No income tax benefit has been attributed to the transaction.

         A summary of the Discontinued Operations are as follows:


                                                                                                            FROM INCEPTION
                                                                                                             ON MARCH 26,
                                                                                                                 1992
                                          FOR THE SIX MONTHS ENDED          FOR THE THREE MONTHS ENDED          THROUGH
                                                  JUNE 30,                           JUNE 30,                  JUNE 30,
                                      ----------------------------------- --------------------------------  ---------------
                                           2002              2001             2002              2001             2002
                                      ----------------  ----------------- ----------------   -------------  ---------------
REVENUES                                   $        -        $        -       $        -        $        -       $        -
                                      ----------------  ----------------- ----------------   -------------  ---------------

EXPENSES

General and administrative                    436,620           949,750           81,866           547,903        2,483,102
Impairment of intangible  assets            5,656,207                 -        5,656,207                 -        5,656,207
Research and development                       14,687         1,671,974                -         1,502,946        2,955,483
Depreciation and  amortization                111,966            92,675           60,513            59,940          352,518
                                      ----------------  ----------------- ----------------   -------------  ---------------

Total Expenses                              6,219,480         2,714,399        5,798,586         2,110,789       11,447,310
                                      ----------------  ----------------- ----------------   -------------  ---------------

LOSS FROM OPERATIONS                       (6,219,480)       (2,714,399)      (5,798,586)       (2,110,789)     (11,447,310)
                                      ----------------  ----------------- ----------------   -------------  ---------------

OTHER INCOME (EXPENSE)

Currency gain                                     156                 -                -                 -              522
Interest income                                     -                 -                -                 -           30,783
Interest expense                             (144,156)          (74,110)         (81,985)          (13,819)        (408,712)
                                      ----------------  ----------------- ----------------   -------------  ---------------

Total Other Income  (Expense)                (144,000)          (74,110)         (81,985)          (13,819)        (377,407)
                                      ----------------  ----------------- ----------------   -------------  ---------------


                                                                                                FROM INCEPTION
                                                                                               ON MARCH 26, 1992
                                  FOR THE SIX MONTHS ENDED        FOR THE THREE MONTHS ENDED         THROUGH
                                          JUNE 30,                         JUNE 30,                 JUNE 30,
                                ----------------------------    ------------------------------  ----------------
                                   2002             2001             2002            2001             2002
                                -------------   ------------    --------------   -------------  ----------------


 LOSS BEFORE EXTRAORDINARY        (6,363,480)      (2,788,509)     (5,880,571)    (2,124,608)     (11,824,717)
  ITEM

 EXTRAORDINARY ITEM

 Gain on settlement of debt                -                -               -              -          157,822
                               -------------   ------------    --------------   -------------  ----------------

 NET LOSS                        $(6,363,480)     $(2,788,509)    $(5,880,571)   $(2,124,608)    $(11,666,895)
                               =============   ============    ==============   =============  ================

    At June  30,  2002 and  December  31,  2001,  the  assets  and liabilities of the  discontinued  operations consisted of the following:



                                                 JUNE 30,          DECEMBER 31,
                                                   2002                2001
                                              ---------------     -------------
                                                (UNAUDITED)
      ASSETS
        Cash and restricted cash                  $4,713            $141,142
        Advances and pre-aids                     19,326              64,591
        Fixed assets                             165,885             164,675
        Deposits                                       -              10,216
        Patents, net                             719,421             813,678
                                              ---------------     -------------
                                                $909,345          $1,194,302
                                              ===============     =============

      LIABILITIES
        Accounts payable                      $2,312,828          $1,833,483
        Accrued expenses                         548,994             267,657
        Notes payable                          1,263,524           1,058,666
                                              ---------------     -------------
                                              $4,125,346          $3,159,806
                                              ===============     =============


NOTE 10- SUBSEQUENT EVENTS

         During July 2002, the Company issued 7,465,888 shares of common stock for a $125,000 in draws on its equity line of credit at a price equal to 95% of the lowest closing bid price of the Company's common stock for the 5 days immediately following the notice date.

         During July 2002, the Company issued 925,926 and 3,854,167 shares of common stock at $0.022 and $0.096 per share, respectively, for the conversion of $57,000 in principle of a convertible debenture payable.

         During July 2002, the Company received $50,000 from the issuance of a note payable bearing interest at 13% per annum, unsecured, quarterly interest payments due in the amount of $1,625 with principle due one year from the date of issue. As additional consideration, the Company granted 50,000 warrants with an exercise price of $0.75 per share and expire one year from the date of issuance.

         During July 2002, the Company entered into an agreement for the purchase by Synergy International S.A. (Synergy) of all the rights, titles and interests of the Company in and to the distributed power generation technology and products owned, developed and created by the Company for the territory of Europe. The agreement calls for Synergy to provide a $68,000 bridge loan, the grant of 20% interest in and to the common stock of the EuropeCo., to further develop and market this technology, and a royalty interest on the sale of any products as produced by EuropeCo.

         During August 2002, the Company entered into a consulting agreement with an individual to assist the Company in obtaining financing. The agreement calls for cash compensation of 10% of the total financing raised, payable in two payments, in-kind compensation in the amount of 7 1/2% of funds raised and a retainer of $5,000 per month.

         During August 2002, the Company amended its agreement with Weckstein that the 400,000 options granted on June 14, 2002, have an exercise price of $0.05 per share instead of $0.40 per share.

         During August 2002, the Company received $25,000 from the issuance of a note payable to an individual. The note bears interest at 12.00%, is unsecured and due on demand.

         During August and September 2002, the Company received $60,000 from the issuance of notes payable to an individual. All of the notes bear interest at 15.00%, are secured by assets of the Company and are due on demand.

         During September 2002, the Company entered into a three month consulting agreement with an individual to provide assistance with overall management of the Company. The agreement calls for the payment of a monthly retainer in the amount of $20,000 and the issuance of options to purchase 50,000 shares of the Company's common stock at $0.02 per share, vesting at the end of the three month term.

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

GOING CONCERN

         The Company's auditors stated in their reports on the financial statements of the Company for the years ended December 31, 2001 and December 31, 2000 that the Company is dependent on outside financing and has had losses since inception that raise substantial doubt about its ability to continue as a going concern. For the years ended December 31, 2001 and 2000, the Company incurred net annual losses of $17,481,843 and 9,104,775, respectively, and the Company had an accumulated deficit of $37,510,434 and $20,028,591, respectively. Management believes that resources will be available from private sources in 2002 and 2003 to continue to develop the Company's products, pay operating expenses and pursue acquisitions and strategic alliances. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         Due to the changes in the capital markets since 9/11, Ocean Power has been forced to scale back its fund-raising goals. Ocean Power is currently focused on two major funding options. The first is an approximate $3 million round needed to finish the manufacturing prototypes of the Stirling engine for its Home Power Unit. The second is an effort to restructure its water business as a stand-alone activity for either retention or sale.

         Management intends to seek new capital from loans and private or public sale of stock needed to increase liquidity, fund growth and implement its business plan; however, no assurance can be given that the Company will be able to raise any additional capital.

CERTAIN BUSINESS DEVELOPMENTS

         Effective July 31, 2002, the company laid off most of its employees due to a severe cash-flow shortage. The Company's operation continue with the remaining staff. In addition, effective August 9, 2002, Sigma Elektroteknisk AS, the wholly-owned subsidiary of the Company was placed under administration of the Ytre Follo Bankruptcy Court in Norway. Mr. Trygue Tonnessen was appointed as trustee of the estate by the Ytre Follo Bankruptcy Court.

         The Company is a development stage company, which is still dependent upon its ability to raise capital through loans and private or public sale of stock. The Company believes that prior to recent events described above, the Company's ability to raise significant operating capital had been hindered due to delays in obtaining relisting on the NASDAQ Over-the-Counter Bulletin Board. On Friday September 7, 2001 the Company was successful in becoming relisted on the OTC Bulletin Board. Three working days later, on Tuesday, September 11,

2001, an act of war was committed on the United States with the World Trade Center devastation. That event disrupted the financial markets and significantly affected and consequently delayed the Company's efforts to obtain investment funds necessary to carry out its business plans within the time lines previously projected by the Company. While the delays in raising operating capital have caused the Company to re-assess the timelines for implementation of its business plan, the Company continues to believe that it will be able to raise sufficient capital to meet its core business plan objectives as more fully detailed below. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. Failure to raise sufficient capital to meet its business plan objectives could have a material adverse effect on the Company's results of operations, financial condition and liquidity.

PLAN OF OPERATION

         Ocean Power's current operation began in January 1997 as Manufacturing Technologies Corporation ("MTC"). MTC was a Delaware corporation was originally step-up to develop a business manufacturing modular seawater desalination and power plants. In March 1998, MTC became a wholly owned subsidiary of PTC Holdings, Inc. when PTC Holdings acquired 100% of the stock on MTC in return for assuming $1.4 million of its debt which represented 100% of MTC's outstanding debt. PTC Holdings subsequently merged with ocean Power, then named PTC Group, in June 1999. PTC Group continued as the surviving corporate entity conducting the business of PTC Holdings.

         Ocean Power, like many companies today has been confronted with market and financing realities that have forced the company to reevaluate its plans, budgets and activities. As a development stage company, the Company relies solely on investor support to survive until it is able to book sales and have an ongoing revenue stream. Both past and prospective investors have indicated a need for a revised corporate focus that will speed up the momentum towards a fairly immediate commercial product line. Likewise, the synergistic approach on which the company was founded of integrated water and power systems, though technologically valid, has proven confusing and distracting to the capital markets and institutional investors. This was further evidenced when the company's former Financial Advisor ABN AMRO (no longer in the equity markets in the U.S.) advised that water and power be separated to enhance the possibility of major funding.

         Given the message from the capital markets, our financial advisor and individual investors along with the Boards concurrence, management has been in the process of dramatically revising its plans to accomplish a more focused company and its near term goals to secure contracts, customers and thus market penetration. Very tough decisions have already occurred including workforce reductions, overhead reductions, and ultimately the consolidation of engineering to the El Dorado Hills facility by virtue of the company's Norwegian subsidiary, Sigma, filing for bankruptcy. These and other decisions have forced a leaner more focused operation to come into place.

         The Company has also determined that shareholders, investors and customers will best be served by product and service focus. Finally two distinct markets have emerged more fully worldwide - that of Distributed Generation and Power and Desalinated Water Services.

         To respond to the distinct market and investor base that is only interested in water and desalination services, Ocean Power is in the process of identifying and securing equity sufficient to consummate a transaction that may result in the divesture of the water assets and transfer of liabilities of the business into a new entity.

WATER

         As a result of investor preference and market demand, the Company's Plan of Operation is being revised to accommodate a leaner operation and ultimately clearer distinctions between its power and water divisions. The
Company is seriously evaluating the merits of divesting or selling the water division. The Board will be working with its advisors over the next 3 months to chart a path for the possible divestiture of the water division. The company has had preliminary discussion with prospective purchasers and has developed an Assets & Liabilities Schedule as necessitated by most deal structures. As yet, no formal offer from a prospective buyer has been made though they are anticipated.

POWER

         The power division has been very active in securing prospective customers for its Stirling engine Home Power Units (HPU's). A prototype development budget of approximately $3 million has been set and current and new investors are beginning to address the terms by which they would support the prototype development of Ocean Powers unique Stirling system.

         Ocean Power's Plan of Operations for the next three quarters follow:

         1. Complete the internal transition and streamlining activities to reduce burn rate, clarify commercial goals, establish management and consultant priorities and secure customers.

         2. Complete HPU prototype planning for the purpose of establishing baseline performance.

         3. Develop and complete an array of Distributed Generation projects using currently available technology. The interim step of conventional technology moving toward distributed power systems is anticipated to render near term sales.

         4. Secure strategic partner funding to complete work underway with the company's hydrogen generation and alkaline fuel cell activity.

         5. Focus engineering activities that moves technology into commercial products in the areas of:

            a.   Platelet hot end;

            b.   ejectors;

            c.   enhanced heat transfer in plastic heat exchangers;

            d.   chemical-free water pretreatment;

            e.   low-temperature hydrogen generation;

            f.   high-performance alkaline fuel cells; and

            g.   Plasma chemical reactors.

         This work is all aimed at improving the performance and reducing the capitol of Ocean Power's products.

         Ocean Power intends to build and install additional facilities in the next year. They are:

            a.   further laboratory and test facilities;

            b.   system integration facilities; and

            c.   a manufacturing facility for proprietary components.

         Although the company has radically reduced its work force, the engineers and talent to conduct the described work remains available to the company either through reemployment or subcontract.

         Ocean Power has had no profit to date. It has experienced a total of $56,590,547 in losses from inception on March 26, 1992 through to June 30, 2002. Ocean Power's losses have resulted from the fact that our products are still in development and planned principle operations have not commenced.

         At June 30, 2002, Ocean Powers unrestricted cash position increased to $12,849 as compared to $2,989 at December 31,2001 and we have incurred accounts payable, notes payable and other current obligations aggregating $23,237,638. At June 30, 2002 aggregate liabilities were $24,012,243 as compared to $21,750,344 at December 31, 2001, an increase of $2,261,899 or 10.4%

         On November 13, 2001, Ocean Power obtained an extension of the payment due date which was due to Silent Clean Power (SCP) from May 2001 to December 31, 2001. Payment of approximately $7,600 in accrued interest, was made in December 2001 in Swedish Kroner. Principal in the amount of approximately $83,000, plus accrued interest from December 1 was due on December 31, 2001 in Swedish Kroner. Silent Clean Power agreed to extend the payment due date to May 31, 2002 and the company is currently in default on its payment to SCP.

         In order to continue as a going concern, develop reliable revenue and achieve a profitable level of operation, Ocean Power will need among other things, additional capital resources. Management's plans to continue as a going concern include raising additional capital through private placements sales of

Ocean Powers common stock and/or loans from third parties, the proceeds of which will be used to develop Ocean Powers products and pay operating expense. All funds raised will be used to pay current debts and fund operations and expansion consistent with Ocean Powers revised business plan. The Company expects that it will need approximately $9,000,000 of additional funds for operations and expansion over the next twelve months. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans. Failure to raise sufficient capital could have a materials adverse effect on Ocean Powers results of operations, financial conditions and liquidity.

         The ability of Ocean Power to continue as a going concern are dependent on our ability to successfully accomplish the plan described in the preceding paragraphs and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if Ocean Power is unable to continue as a going concern.

         As a development stage company, Ocean Power continues to have a limited operating history on which to evaluate prospects. The risks, expenses and difficulties encountered must be considered when evaluating Ocean Powers prospects. All development efforts share the risk that the technology being pursued may not perform to expectations. Also the cost to manufacture may exceed the products value in the market. Changing market conditions and new technology breakthroughs by competitors also pose risks.

         Due to these uncertainties, the exact costs of the development plans described cannot be guaranteed. Difficulties and setbacks occur and can adversely effect ocean Power. If market conditions change, financial performance projections may prove unreachable. All of these factors must be weighted when evaluating the future prospects of a development stage company.

         Finally, Ocean Power does not have an established source of revenue sufficient to cover our operating costs and to allow us to continue as a going concern. Also, management cannot provide any assurances that we will be successful in accomplish any of out plans. The ability of Ocean Power to continue as a going concern is dependent upon our ability to successfully accomplish the plan described in the preceding paragraphs and eventually attain profitable operations.

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

         Under the terms of the license, we agreed to pay a total of $4,000,000 US Dollars and 600,000 shares of our common stock for this license. To date, we have paid to Aquamax/Keeran $400,000 US Dollars and have issued 600,000 shares of common stock pursuant to the license. The total purchase price, including the value of the shares issued which were measured as of the September 2000 effective date of the agreement, amounted to $6,540,000.

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

         Nevertheless, we commenced development activities predicated on using the technology licensed from Aquamax/Keeran regardless of whether the amounts owed to Aquamax/Keeran and the value of the licenses are adjusted. The technologies licensed from Aquamax/Keeran are part of the long-range development program for distillation-based systems and are not part of the SWRO systems to be utilized. As part of monitoring developments in the desalination market and as mentioned in our discussion of the H2OkW System, there are several systems for distillation which we are continuously in the process of researching and evaluating.

ATTEMPTED RESOLUTION OF THE DISPUTE

         The arbitration procedures have not commenced while the Company and Licensors have been involved in settlement negotiations. The negotiations resulted in the execution by both parties, as well as Hadwaco Ltd. Oy and Hackman Oy Abp, of a non-binding Letter of Intent (LOI). The LOI was executed by the various parties between June 15, 2001 and June 20, 2001. Contemporaneously, the Company entered into a related non-binding Letter of Intent with Hadwaco Ltd Oy and Hackman Oy Abp. The agreement of the parties, as memorialized in both LOI's, was as follows. The Company would form a new company (Newco) in Finland. Because it would control Newco, the Company's financial statements would report its investment in Newco on a consolidated basis. The Company would immediately provide Newco with enough working capital to purchase from Hadwaco its existing and ongoing water remediation business, including all related intellectual property. The intellectual property transferred to Newco would include technology which Hadwaco has licensed to Aquamax/Keeran and which is the source of our dispute with Aquamax/Keeran.

         In July 2001, the aforementioned negotiations resulted in the execution by Aquamax/Keeran and the Company, as well as Hadwaco Ltd. Oy and Hackman Oy Abp, of agreements which would have, if closing had occurred as stipulated, resolved the dispute between the Company and Aquamax/Keeran. The Agreements provided that the Company would make to Aquamax/Keeran payments of $1,800,000 in cash on or before September 28, 2001, unless extended by the parties, in addition to the $400,000 and 600,000 shares of common stock already paid and issued to Aquamax/Keeran, in exchange for ownership (as opposed to licenses as provided in the September 2000 License Agreement) of all the Aquamax/Keeran technology in any way connected to water treatment. The agreements also provided that the Company would grant back to Aquamax/Keeran a royalty free, exclusive, worldwide license to exploit Newco's water desalination technology for applications where the volume of water processed is less than 1,000 cubic meters per day. The license back of rights to Aquamax/Keeran was to be exclusive for a term of five years and non-exclusive thereafter. The agreements also included release of liability provisions, whereby all parties would release each other of and from all claims and liabilities, including the amount due in connection with the Company's obligation under the September 2000 License Agreement as well as the Company's claim for a price reduction due to the non-exclusivity of the Hadwaco license. Contemporaneously, the Company entered into agreements with Hadwaco Ltd Oy and Hackman Oy Abp (Hadwaco). The agreement of the parties was as follows: The Company was to form a new company (Newco) in Finland. The Company would immediately provide Newco with $1,500,000 to purchase from Hadwaco a 100% interest in its existing and ongoing water remediation business, including all related intellectual property. Newco's purchase price for Hadwaco's water remediation business was to be $1,500,000 plus a 19% interest in Newco's common stock. The Company was to provide senior debt funding up to a principle aggregate amount of $7,500,000 over a period of three years from the date of closing of the Hadwaco purchase.

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

         The full purchase price has been recorded as a liability and offset by the $400,000 paid and 600,000 shares of common stock issued to date. The full amount of the liability was recorded (without offset for potential reduction in resolution of the Hadwaco sublicense dispute) because management believes that:
(1) based on the oral opinion of the Company's General Counsel, the full amount of the liability, until amended through negotiation or legal process, represents an enforceable liability as long as the Company retains the patent rights conveyed under the agreement; (2) the liability meets the accounting definition of a liability as stated in Statement of Financial Accounting Concepts No. 6, Elements of Financial Statements; and (3) the reduction of the liability to anticipate a reduction in negotiations or legal process would result in recording a contingent asset that is prohibited by SFAS No. 5, Accounting for Contingencies. Accordingly, and since the Company intends to keep the patent rights, the Company has recorded the liability, and related asset, because under the terms of the agreement the Company has no discretion to avoid future payment of the remaining cash and common stock payable. The amount of payment under the agreement withheld pending resolution of the dispute was not indicative of the diminished value of the patent rights received as the management has estimated that approximately $400,000 of the purchase price represents the value of the exclusivity feature of the one patent that was not received. The failure of Aquamax/Keeran to deliver exclusive rights to all patents resulted in a condition of default by Aquamax/Keeran. Aquamax/Keeran has asserted that the Company's subsequent withholding of payment resulted in a condition of default by us. Because the agreements with Hadwaco Ltd. Oy and Hackman Oy Abp were non-binding, the Company does not believe that it has liability arising out of its failure to complete the transactions under the agreements described above as the Company's attempt to resolve the dispute, other than the loss of amounts the Company agreed to pay in connection with obtaining extensions of the agreements. In connection with its dispute with Aquamax/Keeran, the Company still believes it has the right to a purchase price reduction because of the failure of Aquamax/Keeran to deliver exclusive rights to all of the patents and, while no claim has been asserted, might be subject to a damage claim related to the Company's withholding of payment on the Aquamax/Keeran license agreement. The Company has recorded expenses of $800,000 related to the costs of the terminated agreements with Hadwaco/Hackman and the possible costs associated with the Aquamax/Keeran license agreement dispute.

         The related asset was being amortized over the useful life of 10 years. While there are approximately 60 patents, they represent a "basket" or dependent set of intellectual property (IP set) which means that the primary patents are dependent in that they represent components of one end product. As such, useful life was assessed as a single life for the IP set. The individual patents have remaining patent terms ranging from 8 to 20 years. The life of 10 years was selected for the IP set as a whole because some of the key patents on which the others are dependent have a remaining term at the shorter end of the range. In addition to patent expiration pattern, the Company has assessed its expectations as to term of use of the patented technology in its revenue generating activities and concluded that the 10 year life resulting from the patent expiration pattern was appropriate.

         Our methodology for determining whether an impairment existed at each balance sheet date was to monitor our progress against our vapor compression desalination development program described in the next paragraph. However, due to cash flow shortages and the uncertainty of being able to fund future development of the technology, the Company wrote-off the remaining asset value of $5,348,150 during the second quarter of 2002. Prior to commencement of the plan of product improvement (PPI) described below, we will continue to monitor the desalination marketplace and assess whether any significant changes, such as emergence of new competing technologies, changes in market size and configuration, or changes in the competitor's business have taken place. This enables us to assess whether any market conditions threaten the viability of our planned business.

         The  Company  has  accomplished  the  first  two  steps  of  its  vapor compression desalination development program: (1) acquisition of the Aquamax/Keeran technology; and (2) obtaining patent rights on its own technology that will be combined with the Aquamax/Keeran technology (provisional patents filed August 2000 and patent pending patents filed August 2001). The remaining step is to complete a PPI which consists of 14 projects, the combined effect of which is projected to yield a more economically viable seawater desalination system, with lower energy and operating costs for both the projected vacuum vapor compression system and the existing seawater reverse osmosis technology. The formal PPI was initially designed in 1997, after the first physical assessment of the Aquamax equipment in Finland. The program was thereafter continuously developed and refined to reflect new information gathered from the Aquamax equipment we have acquired and have under testing in Malta, as well as data gathered about competitive technologies from our consultants, and our own monitoring of the market. The planning, scheduling and cost estimating of the formal program was finalized in October of 2000. The PPI is expected to require approximately 4 full-time employees and 18 to 20 months to complete once additional funding of approximately $5 million is arranged. Neither the time, manpower requirements or cost necessary for the PPI have changed. Two of the projects represent critical path projects on which the 18 to 20 month time line will be dependent. The two critical path projects are: "High Efficiency Steam Ejector Development" Project, the goal of which is to replace a mechanical compressor with a high efficiency hypercritical ejector (OPC has a U.S. patent pending) and the "Evaporator-Condenser Efficiency Increase" Project, the goal of which is to increase the overall efficiency of the vapor compression cycle by at least 30% (OPC has a U.S. patent pending.) Management believes the seawater desalination products market continues to be large, the competitive environment is substantially unchanged from that of September 2000 when the Aquamax/Keeran patent rights were obtained and continues to have the potential to generate substantial profits from which the investment in the Aquamax/Keeran patents can be recovered. The commencement of the PPI has been delayed until funding is arranged. Losing our eligibility to have our common stock traded on the NASDAQ OTC Bulletin Board resulted in a delay to our arranging funding for the PPI for two reasons: first, because potential investors have elected not to invest until we are again eligible to trade on the OTC Bulletin Board; and second, as a result of the diversion of management resources to the task of amending the SEC filings and other efforts necessary to re-attain eligibility to trade on the OTC Bulletin Board. On September 7, 2001 the Company became relisted on the NASDAQ OTC Bulletin Board. The following Tuesday, September 11, 2001 an act of war was committed on the United States with the World Trade Center devastation, which further delayed the funding necessary to pursue the PPI.

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

         Since the acquisition of Sigma, Ocean Power has worked aggressively on the development of additional technology to improve the performance and reduce the cost of the basic Sigma design. As in all other Stirling engines, the most expensive and complex section of the engine is the "hot end". This is this part where the combustion air is preheated, fuel is injected into the combustion chamber, heat is transferred to the working fluid (helium in this case) and, after the expanding gas has done its work, the remaining heat is recovered in a device called a regenerator. These components have traditionally been the majority of the engine's cost and major limits on performance.

         Ocean power has patents pending on a different implementation of these functions for its Stirling engine. This new approach involves the integration of all of these functions into a compact, single component called a "platelet". This is done through a process similar to what the electronics industry did in the development of the integrated circuit. The only difference is that in this case it is fluid functions (gases) that are being integrated instead of electronic functions.

         In the course of the Company's extensive market research into the various potential customers for the Home Power Unit it became apparent that the differentiation between Ocean Power and any other Stirling manufacturer is our platelet technology. The combination of this with the basic SIGMA design offers the potential for a leap in cost and performance.

         With this in mind and the existing shortage of funds, Ocean Power began planning for the consolidation of Sigma's engineering functions with the platelet development at our facility in California. Due to the worsening financial situation of Sigma, it became necessary for the Board of Sigma to file the company for bankruptcy on August 9, 2002. As a result of the bankruptcy of SIGMA, the Company recorded an impairment of goodwill of $5,656,207. For further description, see footnotes 2, 3, and 9 of the Financial Statements.

         The focus of this revised program is far narrower than our original plans. The initial target market is for multi-family dwellings in the U.S. The first phase of the project, which is projected to take six months from closing of a funding will cost approximately $3 million.

         Once the manufacturing prototypes are completed approximately $7 million will be necessary to put these units into production.

         Once we have completed the production prototype hurdle, other markets and products will follow as funding allows. Boiler replacement, single-family homes, etc. will all follow as they can be externally supported. The Company believes that it can attract these funds because the platelet technology is applicable to any Stirling engine and therefore any application.

ACCOUNTING PRONOUNCEMENTS

         SFAS No.'s 141 and 142 -- In June 2001, the Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 is effective as to any business combination after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No. 142 was applied in its entirety, which is January 1, 2002 by Ocean Power. SFAS No. 142 is effective, generally, in fiscal years beginning after December 15, 2001 which is the year ending December 31, 2002 by Ocean Power.

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

         The adoption of these new pronouncements had no effect on the Company.

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

         The adoption of this new pronouncement had no effect on the Company.

RISK FACTORS

         Our Company is subject to various risks which may materially harm our business, financial condition and results of operations. Certain risks are discussed below.

         WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

         We have historically lost money. For the six months ended June 30, 2002, we sustained net losses from operations of $14.4 million. In the year ended December 31, 2001 and year ended December 31, 2000, we sustained net losses from operations of $14.4 million and $9.2 million, respectively. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

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

         We own several Internet domain names, including www.powerco.com. The regulation of domain names in the United States and in foreign countries may change. Regulatory bodies could establish additional top-level domains or modify the requirements for holding domain names, any or all of which may dilute the strength of our name. We may not acquire or maintain our domain name or additional common names in all of the countries in which our marketplace may be accessed, or for any or all of the top-level domains that may be introduced. The relationship between regulations governing domain names and laws protecting proprietary rights is unclear. Therefore, we may not be able to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights.

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


         WE ARE CONTROLLED BY A GROUP OF OUR EXISTING STOCKHOLDERS, WHOSE INTERESTS MAY DIFFER FROM OTHER STOCKHOLDERS

         Joe Maceda, Robert Campbell and Gloria Rose Ott currently beneficially own approximately 18.7%, 12.8% and 5.1% of our common stock. In addition, our
executive   officers  and  directors,   in  the  aggregate,   beneficially   own
approximately  38.7%  of  our  common  stock.  Accordingly,  our  directors  and executive officers, whether acting alone or together, will have significant influence in determining the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of these stockholders may differ from the interests of the other stockholders.

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

         On November 29, 2001, we entered into an Equity Line of Credit with an investor. Pursuant to the Equity Line of Credit, we may, at our discretion, sell to the investor shares of common stock for a total purchase price of up to $10.0 million. The sale of shares pursuant to the Equity Line of Credit had a dilutive impact on our stockholders. As a result, our net loss per share increased, and the market price of our common stock declined. In addition, the lower our stock price is the more shares of common stock we will have to issue under the Equity Line of Credit to draw down the full amount. Since our stock price is lower, our existing stockholders experience greater dilution. On February 13, 2002, we filed a registration statement on Form SB-2 registering 13,720,270 shares of our common stock on behalf of certain selling shareholders. As of September 10, 2002, we have issued 12,753,382 shares of our common stock registered on February 13, 2002 pursuant to the conversion of convertible debentures and advances under the Equity Line of Credit.

         THE INVESTOR UNDER THE EQUITY LINE OF CREDIT WILL PAY LESS THAN THE THEN-PREVAILING MARKET PRICE OF OUR COMMON STOCK

         The common stock issued under the Equity Line of Credit was issued at a 5% discount to the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five consecutive trading days after the notice date. These discounted sales caused the price of our common stock to decline.

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


PART II

ITEM 1.  LEGAL PROCEEDINGS

         Effective August 9, 2002, Sigma Elecktroteknisk, AS, the wholly-owned subsidiary of Ocean Power was placed under the administration of the Ytre Follo Bankruptcy Court in Norway. Mr. Trygue Tonnessen was appointed as trustee of the estate by the Ytre Follo Bankruptcy Court.

         On October 5, 2001, Ricardo Inc. filed a lawsuit against Ocean Power's subsidiary, Sigma Elektroteknisk AS in the Forliksklage Court (Minor Civil Court) of Norway. The lawsuit sought a judgment for costs incurred and services rendered by Ricardo Inc. pursuant to a contract with Sigma related to the design and procurement of prototype parts for the Sigma MCHP Stirling engine lower end. A judgment was awarded in December 2001 without opposition in the total amount of $1,458,248. The Company has accrued $1,458,248, which is included in liabilities of discontinued operations. Ocean Power has since entered into a forbearance agreement with Ricardo, which establishes a payment schedule for repayment of the full sums owed by the end of June 2002. The agreement provides for the payment of interest on the debt at the rate of 6%, to be increased to 12%, if any of the payments are late. The agreement also provides for the issuance to Ricardo of warrants for the purchase of 750,000 shares of common stock of the Company at a price of $.50 per share, exercisable for a period of four years from the date of issuance, April 8, 2002. The Company failed to make the first installment payment of $600,000, which was due by the end of April, 2002, and the remainder of $858,248 which was due by the end of June 2002, resulting in an increase in the interest rate payable to 12%.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         1)   Issuance of Common Stock to XCEL Associates, Inc.

         On June 14 the Board of Directors agreed to issue to XCEL & Associates, Inc. ("XCEL"), a total of 150,000 shares. This issuance is per the terms of that certain Agreement between XCEL and Ocean Power Corporation dated October 23, 2001 wherein Ocean Power acknowledged XCEL's continued and ongoing work to develop Terra Systems Inc., technology and establish a new fuel source. At the request of XCEL the shares were broken down into three certificates. The market price for the Company's common stock on June 14 was $0.40.

               Edward Myer, Jr.                   75,000 shares
               Grace Holding, Inc.                50,000 shares
               Atlantic Investment Trust          25,000 shares

         2)   Issuance of Promissory Note to Cokomodo Investments, LLP.

         On June 24, 2002 the Company issued a one-year promissory note to Cokomodo Investments LLP for $50,000 received July 1, 2002. The note accrues interest at a rate of 13% per annum. If the principal and interest are not paid when due, then these shall bear interest thereafter at a rate of 13.5%. If the Company elects to pre-pay any principal or interest then the lender has the right convert any of the amount of the prepayment of the principal or interest into the Company's common stock at $.75 per share. As additional consideration, the Company granted 50,000 warrants to Cokomodo Investments, LLP with an exercise price of $.75 per share and an expiration date of June 23, 2003. The market price for the Company's common stock on June 24 was $.09.

         3)   Issuance of Common Stock to ELEKTYRON

         On June 26, 2002 the Board of Directors approved the issuance of 3,500,000 of common stock to ELEKTRYON to purchase certain specified assets from ELEKTRYON pursuant to the Asset Purchase Term Sheet dated January 29, 2002 as amended on June 25, 2002. The market price for the Company's common stock on June 26 was $0.11.

         4)   Vesting of Granted Options:

         On June 26, 2002 the Board of Directors authorized the immediate vesting of the following employee stock options that have not vested as of this date at a price of $1.50 per share. These options were originally granted when they became employees of the Company. The Options have a life of ten (10) years and are exercisable at any time until 5:00 p.m. (PST) on June 26, 2012. The market price of the Company's common stock on June 26 was $0.11.

          -------------------------------------------------------
                 OPTION HOLDER        AMOUNT OF OPTIONS
          -------------------------------------------------------
                Eric Adema                 150,000
          -------------------------------------------------------
                Blair Aiken                500,000
          -------------------------------------------------------
                John Grimes                100,000
          -------------------------------------------------------
                Gustavo Guzman              35,000
          -------------------------------------------------------
                David Moard                820,000
          -------------------------------------------------------
                Michael Quah               500,000
          -------------------------------------------------------
                Wendy Kwok                  15,000
          -------------------------------------------------------
                Kevin Tyson                250,000
          -------------------------------------------------------
                Thomas G. Redmon           500,000
          -------------------------------------------------------
                Philip M. Johnson          100,000
          -------------------------------------------------------

         5) On June 26, 2002 the Board of Directors also authorized and approved extending the options granted to J. Michael Hopper in the amount of 598,680 that were due to expire in 2003 for a period of ten years from this date and are now exercisable at any time until 5:00 p.m. (PST) on June 26, 2012. The market price for the Company's common stock on June 26 was $0.11.

         6)   Issuance of Common Stock to Keeran Corporation, N.V.

         On June 27 the Company issued 600,000 shares of common stock to Keeran Corporation, N.V. pursuant to the Aquamax-Keeran-Ocean Power License Agreement dated September 19, 2000. The market price for the Company's common stock on June 27 was $0.08.

         7)   Granting of Options to the Employees of Ocean Power:

         On August 2, 2002, the Board of Directors authorized 387,694 stock options to the employees of Ocean Power as additional compensation for the delay in the payment of their salary. The employees have the right to purchase shares of the Company's common stock, $.01 par value at a price of $.05 per share. The Options have a life of ten (10) years and are exercisable at any time until 5:00 p.m. (PST) on August 2, 2012. The market price for the Company's common stock on August 2 was $0.04.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.



Exhibit No.          Description                                                  Location
-------------        --------------------------------------------------------     -------------------------------------------
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





Exhibit No.          Description                                                  Location
-------------        --------------------------------------------------------     -------------------------------------------

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





Exhibit No.          Description                                                  Location
-------------        --------------------------------------------------------     -------------------------------------------

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





Exhibit No.          Description                                                  Location
-------------        --------------------------------------------------------     -------------------------------------------

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

10.31                Consulting Agreement, dated September 1, 2002 between        Provided herewith
                     Ocean Power and Carl A. P. Fricke

21.01                Subsidiaries of the Registrant                               Incorporated by reference to Exhibit 21.01
                                                                                  to the Registrant's Annual Report on
                                                                                  Form 10-KSB filed on September 4, 2001

         (b)      REPORTS ON FORM 8-K.

         On August 23, 2002,  the Company filed a Current Report with respect to
Item 3 and Item 9 on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   September 13, 2002            OCEAN POWER CORPORATION

                                       By: /s/Joseph J. Maceda
                                           -------------------
                                              Joseph J. Maceda
                                              President


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Ocean Power Corporation (the "Company") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



/s/Joseph J. Maceda
--------------------------------
Joseph J. Maceda
President


/s/Michael Hopper
--------------------------------
Michael Hopper
Chief Accounting Officer