Form 10QSB
period 2002-09-30
OCEAN POWER CORP
filed 2008-02-01
CIK 1102423

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

Commission File Number: 1-5742

                             OCEAN POWER CORPORATION
                 (Name of small business issuer in its charter)

                Delaware                                         94-3350291
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

   c/o Halperin Battaglia Raicht, LLP
     555 Madison Avenue, 9th Floor
           New York, New York                                       10022
(Address of principal executive offices)                          (Zip Code)

                                 (212) 765-9100
                           (Issuer's telephone number)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ ] Yes [X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              56,182,746 shares outstanding as of January 28, 2008

Transitional Small Business Disclosure Format: [ ] Yes [X] No

NOTE: Unless otherwise indicated, this Form 10-QSB of Ocean Power Corporation (the "Company") speaks as of the date of the filing thereof with the Securities and Exchange Commission ("SEC"). On March 1, 2002, due to non-payment of applicable taxes the Company's original charter became inoperative and void. On October 25, 2007, the Company filed a certificate of renewal and revival of its charter in the state of Delaware. During the period from March 1, 2002 to October 25, 2007, the name Ocean Power was obtained by an unrelated entity upon proper filing with the State of Delaware. As such, as part of the Company's renewal and revival of its charter, the Company changed its name from Ocean Power Corporation to OPC Liquidation Corporation.

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    September 30, 2002 and December 31, 2001

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------

                                                                September 30,    December 31,
                                                                    2002            2001
                                                                ------------    ------------
                                                                (Unaudited)
CURRENT ASSETS

Cash                                                            $      2,995    $      2,989
Advances to employees                                                367,117         347,259
Prepaid expenses                                                          --          44,080
                                                                ------------    ------------

Total Current Assets                                                 370,112         394,328
                                                                ------------    ------------

EQUIPMENT, NET                                                       395,739       1,000,892
                                                                ------------    ------------
OTHER ASSETS

Assets of discontinued operations (Note 9)                                --       1,194,302
Debt offering costs                                                   34,281         108,591
Deposits                                                              18,402          42,447
Patents, and licensing agreements, net                                    --       5,675,150
Goodwill, net                                                             --       5,656,207
                                                                ------------    ------------

Total Other Assets                                                    52,683      12,676,697
                                                                ------------    ------------

TOTAL ASSETS                                                    $    818,534    $ 14,071,917
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


                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                                September 30,   December 31,
                                                                    2002            2001
                                                                ------------    ------------
                                                                (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                             $  2,120,416    $  2,693,846
   Accrued expenses                                               10,776,676       9,292,865
   Notes payable - related parties                                 1,379,526       1,315,277
   Notes and convertible debentures payable - current portion      6,815,965       2,894,114
   Deferred revenue                                                       --          35,550
   Liabilities of discontinued operation (Note 9)                         --       3,159,806
                                                                ------------    ------------

     Total Current Liabilities                                    21,092,583      19,391,458
                                                                ------------    ------------

LONG-TERM LIABILITIES

   Notes payable-related parties                                          --          65,000
   Convertible debentures payable, net                             1,472,007       2,293,886
                                                                ------------    ------------

     Total Long-Term Liabilities                                   1,472,007       2,358,886
                                                                ------------    ------------

     Total Liabilities                                            22,564,590      21,750,344
                                                                ------------    ------------
STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 20,000,000 shares authorized of
    $0.001 par value; no shares outstanding                               --              --
   Common stock: 500,000,000 shares authorized of
    $0.01 par value; 56,182,746 and 38,439,094 shares
    issued and outstanding, respectively                             561,827         384,391
   Additional paid-in capital                                     35,169,137      30,254,067
   Deferred consulting expense and asset acquisition                      --      (1,141,000)
   Other comprehensive income (loss)                                      --         334,549
   Deficit accumulated during the development stage              (57,477,020)    (37,510,434)
                                                                ------------    ------------

     Total Stockholders' Equity (Deficit)                        (21,746,056)     (7,678,427)
                                                                ------------    ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                                 $    818,534    $ 14,071,917
                                                                ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
               Unaudited Consolidated Statements of Operations and
                           Other Comprehensive Income


                                                                                                         From
                                                For the                        For the               Inception on
                                           Nine Months Ended              Three Months Ended           March 26,
                                             September 30,                   September 30,           1992 Through
                                     ----------------------------    ----------------------------    September 30,
                                         2002            2001            2002            2001            2002
                                     ------------    ------------    ------------    ------------    ------------
REVENUES                             $         --    $         --    $         --    $         --    $         --
                                     ------------    ------------    ------------    ------------    ------------
EXPENSES

   General and administrative                  --              --              --              --              --
   Impairment of intangible assets             --              --              --              --              --
   Research and development                    --              --              --              --              --
   Depreciation and amortization               --              --              --              --              --
                                     ------------    ------------    ------------    ------------    ------------
     Total Expenses                            --              --              --              --              --
                                     ------------    ------------    ------------    ------------    ------------
     LOSS FROM OPERATIONS                      --              --              --              --              --
                                     ------------    ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE)

   Currency gain                               --              --              --              --              --
   Interest income                             --              --              --              --              --
   Loss on sale of assets                      --              --              --              --              --
   Interest expense                    (2,064,603)       (413,646)       (819,530)       (280,794)     (6,986,440)
                                     ------------    ------------    ------------    ------------    ------------

     Total Other Income (Expense)      (2,064,603)       (413,646)       (819,530)       (280,794)     (6,986,440)
                                     ------------    ------------    ------------    ------------    ------------
LOSS BEFORE DISCONTINUED
 OPERATIONS                            (2,064,603)       (413,646)       (819,530)       (280,794)     (6,986,440)

   Gain (Loss) from discontinued
    operations                        (17,901,983)     (7,386,331)        (66,943)     (4,863,661)    (50,490,580)
                                     ------------    ------------    ------------    ------------    ------------

NET LOSS                              (19,966,586)     (7,799,977)       (886,473)     (5,144,455)    (57,477,020)
                                     ------------    ------------    ------------    ------------    ------------
OTHER COMPREHENSIVE INCOME
 (LOSS)

   Currency translation adjustment             --         170,424              --         152,268              --
                                     ------------    ------------    ------------    ------------    ------------

     TOTAL COMPREHENSIVE LOSS        $(19,966,586)   $ (7,629,553)   $   (886,473)   $ (4,992,187)   $(57,477,020)
                                     ============    ============    ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Unaudited Consolidated Statements of Operations
                   and Other Comprehensive Income (Continued)

                                                   For the                         For the
                                               Nine Months Ended              Three Months Ended
                                                 September 30,                   September 30,
                                         ----------------------------    ----------------------------
                                             2002            2001            2002            2001
                                         ------------    ------------    ------------    ------------
BASIC AND DILUTED LOSS PER
 SHARE

   Loss before discontinued operations   $      (0.05)   $      (0.01)   $      (0.02)   $      (0.01)
   Discontinued operations                      (0.40)          (0.09)          (0.00)          (0.12)
                                         ------------    ------------    ------------    ------------

     Net loss                            $      (0.45)   $      (0.20)   $      (0.02)   $      (0.13)
                                         ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                     43,927,458      38,184,499      53,321,654      38,160,423
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


                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)


                                                                                                       Deferred         Deficit
                                                                                                      Consulting      Accumulated
                                                Common Stock           Additional         Other         Expense       During the
                                        ---------------------------      Paid-In      Comprehensive    and Asset      Development
                                           Shares         Amount         Capital      Income (Loss)   Acquisition        Stage
                                        ------------   ------------   ------------    ------------   ------------    ------------
Balance, December 31, 2000                38,149,942   $    381,499   $ 25,611,288    $    195,258   $   (410,667)   $(20,028,591)

April 23, 2001, common stock issued
for conversion of accounts payable
at $1.50 per share                            50,000            500         74,500              --             --              --

June 8, 2001, common stock issued
for conversion of research advances
at $3.20 per share                           119,152          1,192        380,095              --             --              --

June 29, 2001, common stock issued
for consulting contract at $2.80 per
share                                        120,000          1,200        334,800              --       (334,800)             --

June 29, 2001, warrants granted for
consulting contract                               --             --        302,112              --       (302,112)             --

September 1, 2001, options issued
below market value                                --             --        861,000              --       (861,000)             --

Valuation adjustment and amortization
of deferred compensation                          --             --       (571,112)             --        767,579              --

Warrants issued in connection with
debt obligations                                  --             --      3,261,384              --             --              --

Currency translation adjustment                   --             --             --         139,291             --              --

Net loss for the year ended
December 31, 2001                                 --             --             --              --             --     (17,481,843)
                                        ------------   ------------   ------------    ------------   ------------    ------------

Balance, December 31, 2001                38,439,094        384,391     30,254,067         334,549     (1,141,000)    (37,510,434)

January 8, 2002, common stock
issued for consulting contract
at $1.06 per share (unaudited)               200,000          2,000        210,000              --       (212,000)             --

January 8, 2002, options granted
to employee's below market
valve (unaudited)                                 --             --        180,447              --             --              --

January 8, 2002, options granted
to consultants at fair market value
(unaudited)                                       --             --         90,106              --             --              --

January 8, 2002, common stock
issued for consulting contract at
$1.06 per share (unaudited)                  130,000          1,300        136,500              --       (137,800)             --

January 8, 2002, warrants granted
for consulting contract (unaudited)               --             --        120,000              --       (120,000)             --
                                        ------------   ------------   ------------    ------------   ------------    ------------

Balance forward                           38,769,094   $    387,691   $ 30,991,120    $    334,549   $ (1,610,800)   $(37,510,434)
                                        ------------   ------------   ------------    ------------   ------------    ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                      Deferred          Deficit
                                                                                                     Consulting       Accumulated
                                               Common Stock           Additional          Other        Expense        During the
                                        ---------------------------     Paid-in       Comprehensive   and Asset       Development
                                           Shares         Amount        Capital       Income (Loss)  Acquisition         Stage
                                        ------------   ------------   ------------    ------------   ------------    ------------
Balance forward                           38,769,094   $    387,691   $ 30,991,120    $    334,549   $ (1,610,800)   $(37,510,434)

January 8, 2002, warrants granted
 for technology rights (unaudited)                --             --         84,245              --             --              --

February 7, 2002 options granted
for consulting contract (unaudited)               --             --         79,000              --        (79,000)             --

Revaluation of existing warrants
(unaudited)                                       --             --      1,360,574              --             --              --

February 28, 2002, common stock
issued for conversion of debt to
equity at $1.92 per share
(unaudited)                                  260,270          2,603        497,397              --             --              --

February 28, 2002, common stock
issued for loan default penalty at
$0.75 per share (unaudited)                  150,000          1,500        111,000              --             --              --

April 8, 2002, warrants granted as
 incentive to extend debt payment
 terms (unaudited)                                --             --        671,700              --             --              --

June 14, 2002, options granted for
 consulting contract (unaudited)                  --             --        128,000              --       (128,000)             --

June 14, 2002, common stock issued
 for services at $0.40 per share
 (unaudited)                                 150,000          1,500         58,500              --             --              --

June 21, 2002, common stock issued
 for conversion of convertible
 debentures at $0.15 per share
 (unaudited)                                  85,526            855         12,143              --             --              --

June 25, 2002, common stock issued
 for conversion of convertible
 debentures
 At $0.06 per share (unaudited)              265,625          2,656         14,344              --             --              --

June 26, 2002, common stock issued
 for purchase of Elektryon assets at
 $0.11 per share (unaudited)               3,500,000         35,000        350,000              --       (385,000)             --

June 27, 2002, common stock issued
 for conversion of debt to equity at
 $0.08 per share (unaudited)                 600,000          6,000         42,000              --             --              --

June 28, 2002, common stock issued
 for conversion of convertible
 debentures
 At $0.06 per share (unaudited)              156,250          1,563          8,438              --             --              --

Valuation adjustment and amortization
of deferred compensation (unaudited)              --             --       (243,000)             --      1,327,672              --

Warrants issued in connection with
debt obligations (unaudited)                      --             --        930,065              --             --              --
                                        ------------   ------------   ------------    ------------   ------------    ------------

Balance Forward                           43,936,765   $    439,368   $ 35,095,526    $    334,549   $   (875,128)   $(37,510,434)
                                        ------------   ------------   ------------    ------------   ------------    ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                                                                                                        Deferred         Deficit
                                                                                                       Consulting      Accumulated
                                              Common Stock            Additional         Other           Expense       During the
                                        ---------------------------     Paid-In      Comprehensive      and Asset      Development
                                           Shares         Amount        Capital       Income (Loss)    Acquisition        Stage
                                        ------------   ------------   ------------    ------------    ------------    ------------
Balance Forward                           43,936,765   $    439,368   $ 35,095,526    $    334,549    $   (875,128)   $(37,510,434)

July 1, 2002 common stock issued
 for equity line of credit at $0.026
 per share (unaudited)                       687,500          6,875         10,759              --              --              --

July 1, 2002, warrants granted as
 incentive to extend debt (unaudited)             --             --            259              --              --              --

July 8, 2002, common stock issued for
 equity line of credit at $0.026 per
 share (unaudited)                           287,159          2,872          4,494              --              --              --

July 11, 2002, common stock issued
 for equity line of credit at $0.03
 per share (unaudited)                     1,666,667         16,667         22,917              --              --              --

July 11, 2002, common stock issued
 for conversion of convertible
 debenture at $0.022 per share
 (unaudited)                                 925,926          9,259         10,741              --              --              --

July 15, 2002, common stock issued
 for equity line of credit at $0.03
 per share (unaudited)                       666,667          6,667          6,350              --              --              --

July 22, 2002, common stock issued
 for equity line of credit at $0.012
 per share (unaudited)                     2,521,930         25,218          3,531              --              --              --

July 29, 2002, common stock issued
 for equity line of credit at $0.011
 per share (unaudited)                     1,635,965         16,360          2,290              --              --              --

July 31, 2002, common stock issued
 for conversion of convertible
 debentures at $0.01 per share
 (unaudited)                               3,854,167         38,541         (1,541)             --              --              --

Options granted to employees below
 market (unaudited)                               --             --          5,815              --              --              --

Options granted for consulting
 services (unaudited)                             --             --          7,996              --              --              --

Deferred consulting expensed
 (unaudited)                                      --             --             --              --         875,128              --

Currency translations adjustment
(unaudited)                                       --             --             --        (334,549)             --              --

Net loss for the nine months ended,
September 30, 2002 (unaudited)                    --             --             --              --              --     (19,966,586)
                                        ------------   ------------   ------------    ------------    ------------    ------------
Balance, September 30, 2002
(unaudited)                               56,182,746   $    561,827   $ 35,169,137    $         --    $         --    $(57,477,020)
                                        ============   ============   ============    ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Unaudited Consolidated Statements of Cash Flows

                                                                                                   From
                                                                                               Inception on
                                                                                                 March 26,
                                                                 For the Nine Months Ended     1992 Through
                                                                       September 30,           September 30,
                                                               ----------------------------    ------------
                                                                   2002            2001            2002
                                                               ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                    $(19,966,586)   $ (7,799,977)   $(57,477,020)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
     Depreciation and amortization                                  429,066         829,216       2,775,039
     Deferred consulting expense                                  1,959,800          98,667       2,486,798
     Value of common stock, warrants, options
      and discounts on equity instruments issued
      for services                                                2,702,309              --       6,505,239
     Loss on sale of assets                                              --              --         387,649
     Amortization of debenture discount and debt issue costs      2,350,152         583,282       4,628,538
     Gain on disposition of debt and write off of subsidiary     (5,762,376)             --      (6,085,539)
     Impairment loss                                             11,615,822              --      12,302,123
     Bad debt expense                                                    --              --              --
   Change in operating asset and liability accounts,
    net of amounts acquired in business combination:
     (Increase) decrease in advances to employees,
      prepaid expenses, deposits and debt offering costs             90,923          32,011      (5,824,904)
     Increase (decrease) in accounts payable                        918,802       1,276,024       5,104,082
     Increase (decrease) in accrued expenses                      4,373,415         278,891      13,752,336
     Increase in deferred revenue                                        --              --          35,550
                                                               ------------    ------------    ------------

       Net Cash Used by Operating Activities                     (1,288,673)     (4,701,886)    (21,410,109)
                                                               ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES

   Cash lost in discontinued operation                               (4,713)             --          (4,713)
   Payments on license agreement                                         --              --        (400,000)
   Cash acquired in Sigma acquisition                                    --              --         142,254
   Proceeds from sale of assets                                          --              --               1
   Purchase of fixed assets                                              --        (310,951)     (1,164,570)
   Equipment procurement costs                                           --              --        (564,110)
                                                               ------------    ------------    ------------

       Net Cash Used by Investing Activities                         (4,713)       (310,951)     (1,991,138)
                                                               ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from notes payable                                      371,000       3,600,000       4,771,000
   Repayment of related party notes payable                          (5,250)        (81,805)     (1,640,226)
   Repayment of notes payable                                            --        (346,517)     (1,519,062)
   Loans from related parties                                        11,500              --       7,462,787
   Issuance of convertible debentures                               650,000              --       3,100,000
   Common stock issued for cash                                     125,000              --      11,256,032
   Stock offering costs                                                  --              --         (26,289)
                                                               ------------    ------------    ------------

       Net Cash Provided by Financing Activities                  1,152,250       3,171,678      23,404,242
                                                               ------------    ------------    ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)

                                                                                                    From
                                                                                                Inception on
                                                                For the Nine Months Ended         March 26,
                                                                      September 30,             1992 Through
                                                               ----------------------------     September 30,
                                                                   2002            2001             2002
                                                               ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH                                $   (141,136)   $ (1,841,159)   $      2,995

CASH AT BEGINNING OF PERIOD                                         144,131       2,176,299              --
                                                               ------------    ------------    ------------

CASH AT END OF PERIOD                                          $      2,995    $    335,140    $      2,995
                                                               ============    ============    ============

CASH PAID FOR:

  Interest                                                     $         --    $     68,459    $     81,405
  Income taxes                                                 $         --    $         --    $         --

NON-CASH FINANCING ACTIVITIES

  Value of common stock, warrants, options and
   discounts on equity instruments issued for services         $  2,702,309    $         --    $  6,505,239
  Equity instruments issued for deferred consulting
   expense/asset acquisition                                   $    818,800    $    672,000    $  1,558,800
  Common stock issued for recapitalization                     $         --    $         --    $  2,761,773
  Common stock issued for conversion of debt                   $    106,000    $    456,287    $  3,069,511
  Acquisition of licenses through license agreement
   Payable                                                     $         --    $         --    $  6,940,000
  Warrants granted in conjunction with debt instruments        $    717,149    $         --    $  3,978,535

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
              September 30, 2002 and December 31, 2001 (Continued)


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

         On December 1, 2002, the Company filed a voluntary petition under Chapter 11 of the bankruptcy code with the United States Bankruptcy Court Southern District of New York. See Note 10 for the discussion regarding the bankruptcy filing.

NOTE 2 - PATENTS AND LICENSING AGREEMENT

         The Company's patents and license agreement consisted of the following at September 30, 2002 and December 31, 2001:

                                                           September 30,     December 31,
                                                               2002             2001
                                                           ------------     ------------
                                                           (Unaudited)
              Licensing Agreement - Aquamax and Keeran     $  6,540,000     $  6,540,000
              Licensing Agreement - STM                       2,000,000          500,000
              Accumulated amortization                       (8,540,000)      (1,364,850)
                                                           ------------     ------------
                                                           $         --     $  5,675,150
                                                           ============     ============

         As part of the purchase of Sigma (Note 3), the Company acquired patents valued at their fair value of $1,006,670, adjusted for foreign currency fluctuations since the date of purchase. The patents have an estimated remaining life of 90 months from the date of Sigma acquisition. See also Note 9 for a discussion about the Sigma operations being discontinued. The patents at their net value of $719,421 are included in net assets of discontinued operations. The license agreement relates to rights to patents and patent applications pertaining to technology acquired from Aquamax and Keeran (Note 7). The cost of the license agreement was being amortized over its estimated useful life of 10 years. Because of the Company's cash flow shortages and subsequent bankruptcy filing, the Company recorded amortization expense of $163,500 and elected to record an impairment expense of $5,348,150 associated with the remaining value of the Aquamax and Keeran rights and technology during the nine months ended September 30, 2002.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
              September 30, 2002 and December 31, 2001 (Continued)

NOTE 3 - BUSINESS COMBINATION

         In August 2000, the Company acquired SIGMA Elektroteknisk, AS (SIGMA) by exchanging 1,718,748 shares of its common stock for all of the common stock of SIGMA. The acquisition was accounted for as a purchase in accordance with APB 16, "Business Combinations." The excess of the total acquisition cost over the fair value of the net assets acquired of $6,589,756 was being amortized over 10 years by the straight-line method. Amortization expense amounted to $-0- and $329,488 for the three months ended September 30, 2002 and 2001, respectively.

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

         During the quarter ended September 30, 2002, the Company received $135,000 from the issuance of notes payable to various individuals. The interest rates vary from 12% to 15%. One is due June 24, 2003 and the remainder of the notes are due on demand. They are all unsecured. Additionally, the Company repaid $7,000 on a note payable to a related party.

         During the quarter ended September 30, 2002, a holder of a convertible debenture elected to convert $57,000 in principle for 4,780,093 shares of common stock at a rate of 80% of the lowest closing bid price of the Company's common stock for the five trading days immediately proceeding the conversion date.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
              September 30, 2002 and December 31, 2001 (Continued)

NOTE 4 - NOTES AND DEBENTURES PAYABLE (Continued)

         During the quarter ended September 30, 2002, the Company received $125,000 in advances on the Equity Line of Credit, which resulted in the issuance of 7,465,888 shares of common stock based upon a rate of 95% of the lowest closing bid price of the Company's common stock during the respective pricing periods.

NOTE 5 - ACCRUED EXPENSES

         The Company's accrued expenses are comprised of the following items:

                                                      September 30,    December 31,
                                                          2002            2001
                                                      ------------    ------------
                                                      (Unaudited)
         Accrued payroll taxes payable                $     60,266    $         --
         Accrued interest payable - payroll                 52,717          52,717
         Accrued payroll tax penalty                        98,845          98,845
         Accrued franchise taxes payable                   100,274          97,828
         Accrued payroll payable                         1,712,957              --
         Accrued vacation payable                               --         127,142
         Accrued other expenses                                 --          15,149
         Aquamax/Keeran contingency accrual              1,131,000         934,800
         Aquamax/Keeran license fee payable              3,600,000       6,540,000
         Accrued STM license fee payable                 2,000,000         500,000
         Accrued deferred compensation - Moard             143,516         115,824
         Accrued legal settlement - Mchargue                63,400          63,400
         Accrued interest payable                        1,778,151         747,160
         Due to Eprisolutions                               35,550              --
                                                      ------------    ------------

                     Total                            $ 10,776,676    $  9,292,865
                                                      ============    ============

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

         The Company has incurred losses from its inception through September 30, 2002 of approximately $57,477,020. The Company does not have an established source of funds sufficient to cover its operating costs, has a working capital deficit of approximately $20,722,000, has relied exclusively on debt and equity financing. Additionally the Company's wholly-owned subsidiary Sigma was forced into bankruptcy because of non-payment of employee salaries. Accordingly, there is substantial doubt about its ability to continue as a going concern.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
              September 30, 2002 and December 31, 2001 (Continued)

NOTE 6 - GOING CONCERN (Continued)

         In October of 2006, the Company signed a term sheet with a company to sponsor a plan of reorganization. Prior to confirmation of the Chapter 11 plan of reorganization, the plan sponsor will identify a merger candidate to be merged into the Company. Before the merger can take place, the Company is required to bring all of its financial, tax and SEC filings current from the last filing date of 6/30/02. Pursuant to orders of the United States Bankruptcy Court for the Southern District of New York, the Company has engaged accountants, auditors and SEC counsel to complete this task. Under the terms of the proposed plan, creditors of the Company will receive a cash payment and stock consideration in the new merged entity. The aforementioned consideration will be distributed to creditors of the Company under the plan of reorganization.

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

         For the year ended December 31, 2000, the Company had amortized $279,334 of the contract, leaving a remaining balance of $410,667 at December 31, 2000 which is included as a reduction of stockholders' equity. At December 31, 2001, the remaining balance was $152,166 which is included as a reduction of stockholders equity. As a result of the bankruptcy the Company is no longer receiving services from Clement J. Wohlreich. At September 30, 2002, the remaining balance was expensed and is no longer a reduction of stockholders' equity.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
              September 30, 2002 and December 31, 2001 (Continued)

NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

         a.       Consulting Agreements (Continued)

         During June 2001, the Company entered into a two-year consulting agreement with Gene Martineau to receive services related to interfacing with institutional investors and brokerage firms. The Company issued 120,000 shares of common stock and granted 120,000 warrants exercisable for two years at $1.50. Pursuant to EITF 96-18, "Accounting For Equity Instruments that Are Issued To Other Than Employees For Acquiring Or In Conjunction With Selling, Goods or Services", the Company will continue to revalue the warrants until earned upon completion of services. The unamortized fair value at December 31, 2001 was $271,833 which is included as a reduction of stockholders equity. As a result of the bankruptcy the Company is no longer receiving services from Gene Martineau. The unamortized value at September 30, 2002 was expensed and is not included as a reduction of stockholders' equity.

         On June 20, 2001, the Company (through its subsidiary Powerco US, Inc.) entered into an employment agreement with David Moard (Moard) wherein Moard would serve as the president of the Powerco. Terms of the agreement are as follows: (1) Moard's base salary will be $240,000 per year with the first and second years salary being deferred to future years,(later amended to deferring $60,000 per year starting November 1, 2001) and (2) Moard was granted 820,000 stock options exercisable at $1.50 per share of which 260,000 vest in year one, 360,000 vest in year two and 200,000 vest in year three. The employment agreement is in effect for three years. The Company has accrued wages of $115,824, which represents the deferred salary through December 31, 2001, and has expensed $270,593, which represents amortization of the intrinsic value of the stock options as well as the payroll expense. At December 31, 2001, the unamortized intrinsic value of the stock options amounted to $717,000, which is included as an offset to equity as deferred compensation expense and will be amortized over the vesting period of the options. At September 30, 2002, the unamortized intrinsic value of the stock options was $-0- because the Company fully vested all of the options.

         The Company laid off David Moard on July 31, 2002. At the time of the lay-off, Mr. Moard had accrued payroll, paid time off and vacation time in the amount of $235,947 and accrued expenses of $6,993 for a total of $242,940 and has an unsecured priority claim for that amount in the bankruptcy.

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

         The unamortized portion of the deferred compensation at September 30, 2002 was zero as the entire amount was expensed during the nine months ended September 30, 2002.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
              September 30, 2002 and December 31, 2001 (Continued)

NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

         c.       Extension of Consulting Agreement

         On January 8, 2002, pursuant to an Extension and Expansion Agreement with Weckstein, the Company extended the consulting agreement with Weckstein for a minimum period of nine months and up to three years at the option of the Company. As compensation for this extension, the Company has issued to Weckstein 200,000 shares of common stock valued at $1.06 per share. The unamortized portion of the deferred compensation at September 30, 2002 was $-0-.

         On June 14, 2002, the Company extended the consulting agreement with Weckstein for a period of one year from June 30, 2002. As compensation for this extension, the Company has issued to Weckstein 400,000 options with an exercise price of $0.40 per share. On August 1, 2002, the exercise price of these options was changed to $0.05 per share. This change did not result in an increase to the related expense previously recognized. The unamortized portion of the deferred compensation at September 30, 2002 was zero and is not included as a reduction of stockholders' equity.

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

         The unamortized portion of the deferred compensation at September 30, 2002 was zero as the full amount has been expensed.

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

                        Year                                   Amount
                        ----                               ------------
                        2002                               $  1,500,000
                        2003                                  2,000,000
                        2004                                  3,000,000
                                                           ------------
                                                           $  6,500,000
                                                           ============

         The Company paid an initial amount of $500,000 that was amortized over twelve months. The second annual payment in the amount of $500,000 was due and payable on April 20, 2001 and the third payment was due and payable on April 20, 2002. The Company defaulted on the second and third annual payments and under the terms of the contract, lost the exclusive rights to the Technology, but has retained the rights on a non exclusive basis. Due to this default and the inability of the Company to raise sufficient capital to develop the Company's products, the technology was deemed to be impaired as of September 23, 2001, or 60 days after notification of default. As of September 30, 2002, the Company has recognized a payable in the amount of $2,000,000,

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
              September 30, 2002 and December 31, 2001 (Continued)

NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

         e.       License Agreements (Continued)

         STM (Continued)
         ---------------

         amortization expense in the amount of $213,670 and loss on impairment in the amount of $1,786,330. As a result of the bankruptcy filing, STM has a general unsecured claim in the bankruptcy for $2,000,000.

         AQUAMAX/KEERAN
         --------------

         During September 2000, the Company entered into a worldwide license agreement (License Agreement) with Aquamax International Holdings, BV of the Netherlands and Keeran Corporation NV, a Netherlands Antilles Corporation (Licensors) for their issued and pending patents and other intellectual property rights relating to the use of plastic heat exchangers for the distillation of seawater. The scope of this license, and thus the authorized "field of use," is for the distillation of portable water from naturally occurring saline water in units of 1000 cubic meters per day or larger.

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

         The remaining amount payable under the License Agreement was $6,540,000 at September 30, 2000, which consisted of $3,600,000 payable in cash and $2,940,000 payable in common stock (representing the value of 600,000 shares of common stock to be issued, valued at the market value of shares of the Company's common stock as of the effective date of the transaction, September 21, 2000), and has been accrued as a liability and included in the amount recorded as a licensing agreement asset along with the $400,000 paid in cash, and $2,940,000 paid through the issuance of common stock. The asset, with a cost of $6,940,000 ($6,540,000 after an impairment adjustment of $400,000), has been amortized over its estimated useful life of ten years using the straight-line method.

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
              September 30, 2002 and December 31, 2001 (Continued)

NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
              September 30, 2002 and December 31, 2001 (Continued)

NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
              September 30, 2002 and December 31, 2001 (Continued)

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
              September 30, 2002 and December 31, 2001 (Continued)

NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

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

         The Company, as a debtor-in-possession in its Chapter 11 bankruptcy case, determined, in the exercise of its business judgment, that neither the Licensing Agreement nor the Licensed Technology was required for the operation of the Company's business or for its reorganization efforts. Accordingly, upon application by the Company, the United States Bankruptcy Court so-ordered a Stipulation and Order Providing for the Rejection of the Executory Contract/License Agreement with Aquamax/Keeran, pursuant to section 365 of the Bankruptcy Code on June 12, 2003. Aquamax/Keeran has a general unsecured claim in the bankruptcy for $3,600,000.

         In addition, the Company determined, in the exercise of its business judgment, to reject the transaction contemplated in the Letter of Intent executed by the Company, Aquamax/Keeran, Hadwaco Ltd. Oy and Hackman Oy Abp prior to the Company's bankruptcy filing. On June 12, 2003, the United States Bankruptcy Court so-ordered a Stipulation and Order Providing for the Rejection of the Executory Contract/Letter of Intent pursuant to section 365 of the Bankruptcy Code.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
              September 30, 2002 and December 31, 2001 (Continued)

NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
              September 30, 2002 and December 31, 2001 (Continued)

NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

         e.       License Agreements (Continued)

         Science Applications International Corporation (SAIC) (Continued)
         -----------------------------------------------------

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

         As a result of the bankruptcy filing, SAIC has a general unsecured claim in the bankruptcy for $108,287.

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
              September 30, 2002 and December 31, 2001 (Continued)

NOTE 8 - EQUITY TRANSACTIONS (Continued)

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

         On June 14, 2002, the Company issued 150,000 shares of common stock for consulting services. The shares were valued at $0.40 per share, or $60,000.

         On June 21, 2002, the Company issued 85,526 shares of common stock for the conversion of $13,000 in principle of a debenture payable, or $0.15 per share.

         On June 25, 2002, the Company issued 265,625 shares of common stock for the conversion of $17,000 in principle of a convertible debenture payable, or $0.06 per share.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
              September 30, 2002 and December 31, 2001 (Continued)

NOTE 8 - EQUITY TRANSACTIONS (Continued)

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

         On July 1, 2002, the Company granted 50,000 warrants as additional consideration for a loan to the Company. The fair market value of the warrants as determined by the Black-Sholes pricing model was $259.

         On June 28, 2002 and July 8, 2002, the Company issued 687,500 shares and 287,159 shares respectively for a total of 974,659 shares of common stock for an advance of $25,000 on the Equity Line of Credit at $0.02565 per share.

         On July 11, 2002, the Company issued 925,926 shares of common stock for the conversion of $20,000 in principle of a convertible debenture payable at $0.0216 per share.

         On July 11, 2002 and July 15, 2002, the Company issued 1,666,667 shares and 438,597 shares respectively for a total of 2,105,264 shares of common stock for an advance of $50,000 on the Equity Line of Credit at an average rate of $0.02375 per share.

         On July 15, July 22 and July 29, 2002, the Company issued 228,070 shares, 2,521,930 shares and 1,635,965 shares respectively for a total of 4,385,965 shares of common stock for an advance of $50,000 on the Equity Line of Credit at an average rate of $0.0114 per share.

         On July 31, 2002, the Company issued 3,854,167 shares of common stock for the conversion of $37,000 in principle of a convertible debenture payable at $0.0096 per share.

         On August 2, 2002, the Company granted 387,694 options to employees that were laid off on July 31, 2002 as additional consideration for late payroll. The options have an exercise price of $0.05 per share and a term of 10 years. The Company recorded $5,815 of expense, which related to the difference between the closing price of $0.065 per share on August 2, 2002 and the exercise price of the options.

         On September 1, 2002, the Company granted options to purchase 500,000 shares of common stock at $0.02 per share and a term of 2 years. The fair market value of the warrants as determined by the Black-Sholes pricing model was $7,996.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
              September 30, 2002 and December 31, 2001 (Continued)

NOTE 9 - DISCONTINUED OPERATIONS

         On August 9, 2002, the Company's wholly-owned subsidiary SIGMA was put into bankruptcy because if its inability to pay employee salaries and was declared a discontinued operation. All officers and directors of SIGMA have resigned and operations have completely closed. In accordance with FASB Statement No. 144, the Company has classified all prior operations of SIGMA as discontinued and has restated all prior income statements. Additionally, the Company declared bankruptcy on December 1, 2002. All activity has ceased in the Company. All prior operations with the exception of the interest expense have been reclassified as discontinued operations. No income tax benefit has been attributed to the transactions.

     A summary of the Discontinued Operations are as follows:


                                                                                                      From
                                           For the                         For the                Inception on
                                      Nine Months Ended               Three Months Ended            March 26,
                                          September 30,                  September 30,            1992 Through
                                  ----------------------------    ----------------------------    September 30,
                                      2002            2001            2002            2001            2002
                                  ------------    ------------    ------------    ------------    ------------
REVENUES                          $         --    $         --    $         --    $         --    $         --
                                  ------------    ------------    ------------    ------------    ------------
EXPENSES

           General and
            administrative          15,643,662       4,811,031       2,146,189       2,633,839      41,530,229
           Impairment of
            intangible assets        7,433,043              --       1,500,000              --       7,645,234
           Research and
            development                 11,791       1,671,974              --       1,610,478       4,563,065
           Depreciation and
            amortization               429,707         829,216          28,675         605,525       2,292,321
                                  ------------    ------------    ------------    ------------    ------------

           Total Expenses           23,518,203       7,312,221       3,674,864       4,849,842      56,030,849
                                  ------------    ------------    ------------    ------------    ------------
LOSS FROM
 OPERATIONS                        (23,518,203)     (7,312,221)     (3,674,864)     (4,849,842)    (56,030,849)
                                  ------------    ------------    ------------    ------------    ------------
OTHER INCOME
 (EXPENSE)

           Gain on settlement
            of debt                  2,890,000              --              --              --       3,047,822
           Gain on write off of
            investment               2,870,376              --       2,870,376              --       2,870,376
           Interest income                  --              --              --              --          30,783
           Interest expense           (144,156)        (74,110)        (81,985)        (13,819)       (408,712)
                                  ------------    ------------    ------------    ------------    ------------
Total Other Income
            (Expense)             $  5,616,220    $    (74,110)   $  2,788,391    $    (13,819)   $  5,540,269
                                  ------------    ------------    ------------    ------------    ------------

           NET LOSS               $(17,901,983)   $ (7,386,331)   $   (886,473)   $ (4,863,661)   $(50,490,580)
                                  ============    ============    ============    ============    ============

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
              September 30, 2002 and December 31, 2001 (Continued)

NOTE 9 - DISCONTINUED OPERATIONS (Continued)

         At December 31, 2001, the assets and liabilities of the discontinued operations of Sigma consisted of the following:

                                                                December 31,
                                                                    2001
                                                                -------------
         ASSETS
            Cash and restricted cash                            $     141,142
            Advances and pre-aids                                      64,591
            Fixed assets                                              164,675
            Deposits                                                   10,216
            Patents, net                                              813,678
                                                                -------------
                                                                $   1,194,302
                                                                =============

         LIABILITIES
            Accounts payable                                    $   1,833,483
            Accrued expenses                                          267,657
            Notes payable                                           1,058,666
                                                                -------------
                                                                $   3,159,806
                                                                =============

NOTE 10- BANKRUPTCY

         In the past six months, the Company pursued various avenues to enable the business to continue in operation and/or maximize asset values. These efforts included meetings with a number of entities to explore a strategic investment in the Company and/or an acquisition of all or a portion of the Company's assets and businesses. While several parties undertook due diligence, no entity made a viable proposal.

         In September 2002, the Company was without sufficient capital to continue to operate and had been unable to identify sources of additional financing. The Board of Directors of the Company was concerned that a sudden cessation of operations would not provide the best means to maximize asset values. Therefore, at an October 3, 2002 meeting of the Company's Board of Directors, the Board approved a resolution to commence negotiations with the Company's secured creditors, Algonquin Capital Management, L.L.C. and Hibernia Capital Management, L.L.C., to commence a voluntary bankruptcy filing under chapter 11 of the Bankruptcy Code and immediately thereafter a sale of the Company's assets pursuant to section 363 of the Bankruptcy Code.

         The Company has a history of being financed primarily by raising capital through private placements of its stock and/or loans from third parties. The proceeds from the financing have been used to develop the Company's technologies, pursue acquisitions and make strategic alliances and pay operating costs. Over the past twelve months, the Company has endeavored to stem severe cash flow shortages through, among other things, workforce and overhead reductions, and the consolidation of its business operations. Due to persistent cash flow shortages the Company terminated substantially all of its employees. As a result of a confluence of events, including a general contraction of available financing from capital markets and the recent bankruptcy in Norway of Sigma Elektroteknisk, AS, a wholly owned subsidiary, at a Special Meeting of the Board of Directors on November 27, 2002, the Board unanimously consented to authorizing the Company to file a voluntary petition under Chapter 11 of the Bankruptcy Code.

         On December 1, 2002, the Company filed a voluntary petition under Chapter 11 of the bankruptcy Code with the United States Bankruptcy Court Southern District of New York. On December 16, 2002, the United

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
              September 30, 2002 and December 31, 2001 (Continued)

NOTE 10- BANKRUPTCY (Continued)

         States Trustee appointed a creditors' committee pursuant to section 1102(a) of the Bankruptcy Code (the "Committee").

         Simultaneously with filing the Chapter 11 petition, the Company filed an emergency motion to authorize it to obtain loans and advances under a Debtor-In-Possession Loan Agreement with Algonquin Capital Management, L.L.C. in order to continue operations so that the Company could attempt to maximize the value of its assets. The Bankruptcy Court entered an interim order approving the financing on December 5, 2002 and a final order was entered on December 20, 2002. In addition, the Company filed a motion in the bankruptcy case to approve the proposed sale of substantially all of its assets to Algonquin Capital Management, L.L.C. and Hibernia Capital Management, L.L.C., subject to higher and better offers. By order dated February 6, 2003, the Bankruptcy Court authorized the asset sale agreement with Algonquin Capital Management L.L.C. and Hibernia Capital Management L.L.C. as modified by the Creditor Settlement Agreement and assumption and assignment of certain executory contracts, licenses and intellectual property rights for a credit bid of $2,000,000. As part of the Creditor Settlement Agreement, Algonquin Capital Management L.L.C. and Hibernia Capital Management L.L.C. reconveyed to the bankruptcy estate a 60% ownership in the Water Assets of the Company. The Bill of Sale consummating the sale was signed on February 19, 2003. During September 2003, an additional $80,000 was paid to the Company by PowerPlay Energy pursuant to the creditor settlement agreement.

         Having sold its assets and ceased operations, the Company was not in a financial position to support the on-going operations needed to develop the Water Assets. On May 20, 2003, the Bankruptcy Court approved the sale of the Company's interest in the Water Assets to Oases Desalination International, Ltd. in exchange for their covenant to commercialize those assets and make certain royalty payments. Since that time, and although they have made certain minimal payments, Oases has been in default. Subsequently, Oases Desalination International, Ltd. and ReEnergy Group entered into an asset purchase agreement in which Oases Desalination International, Ltd. would sell all of its assets, including the Water Assets, to ReEnergy Group. Because Oases Desalination International, Ltd. is in default with the Company and has not paid for the Water Assets, Oases Desalination International, Ltd. and Renergy Group sought the Company's consent wherein ReEnergy Group would directly purchase the Water Assets from the Company. After significant negotiations, the Creditors' Committee, Oases Desalination International, Ltd. and ReEnergy Group entered into the Consent Agreement, in order to, among other things, provide the Company's consent to transfer the Water Assets to ReEnergy Group for a modified consideration of $750,000 for the Water Assets. On October 26, 2005, an application was filed with the Bankruptcy Court to approve this arrangement and the arrangement was approved by order dated November 16, 2005. The Company has received all of the funds in this transaction and is being held in an account maintained by bankruptcy counsel for the Committee.

         In October of 2006, the Company signed a term sheet with Trinad Capital Master Fund Ltd. (the Sponsor) to sponsor a plan of reorganization. Prior to confirmation of the Chapter 11 plan of reorganization, the Sponsor will identify a merger candidate to be merged into the Company. The Sponsor is currently in negotiations with NorthStar Systems International, Inc. as the potential merger candidate. Before the merger can take place, the Company is required to bring all of its financial, tax and SEC filings current from the last filing date of June 30, 2002. Pursuant to orders of the United States Bankruptcy Court for the Southern District of New York, the Company has engaged accountants, auditors and SEC counsel to complete this task. Under the terms of the proposed plan, creditors of the Company will receive a pro rata cash payment and stock consideration in the new merged entity. The aforementioned consideration will be distributed to creditors of the Company under the proposed plan of reorganization.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
              September 30, 2002 and December 31, 2001 (Continued)

NOTE 11 - SUBSEQUENT EVENTS

         During the quarter ending December 31, 2002, the Company received $100,000 from the issuance of notes and advances pursuant to a debtor-in-possession financing facility, approved pursuant to an order by the United States Bankruptcy Court for the Southern District of New York. The applicable interest rate was 15%.

         During the quarter ending March 31, 2003, the Company received $116,818 from the issuance of notes and advances pursuant to a debtor-in-possession financing facility, approved pursuant to an order by the United States Bankruptcy Court for the Southern District of New York. The applicable interest rate was 15%.

         During the quarter ending March 31, 2003, the Company filed a motion in the bankruptcy case to approve the proposed sale of substantially all of its assets to Algonquin Capital Management, L.L.C. and Hibernia Capital Management, L.L.C., subject to higher and better offers. By order dated February 6, 2003, the Bankruptcy Court authorized the asset sale agreement with Algonquin Capital Management L.L.C. and Hibernia Capital Management L.L.C. as modified by the Creditor Settlement Agreement and assumption and assignment of certain executory contracts, licenses and intellectual property rights for a credit bid of $2,000,000. As part of the Creditor Settlement Agreement, Algonquin Capital Management L.L.C. and Hibernia Capital Management L.L.C. reconveyed to the bankruptcy estate a 60% ownership in the Water Assets of the Company. The Bill of Sale consummating the sale was signed on February 19, 2003. As a result of this asset sale the Company recognized a gain on sale of assets in the amount of $1,723,486. The Company had no basis in the water assets prior to the original sale and therefore recognized no gain on the subsequent return of those assets.

         During the quarter ending June 30, 2003, the Company received $20,000 from the issuance of notes and advances pursuant to a debtor-in-possession financing facility, approved pursuant to an order by the United States Bankruptcy Court for the Southern District of New York. The applicable interest rate was 15%.

         During the quarter ending September 30, 2003, the Company received $80,000 from PowerPlay Energy pursuant to the creditor settlement agreement discussed in Note 17.

         During the quarter ended December 31, 2005, the Company sold its ownership interest in the water assets pursuant to an order dated November 16, 2005, by the United States Bankruptcy Court for the Southern District of New York. As consideration for this ownership interest the Company received total cash proceeds of $750,000 paid in three installments. The first two installments were made prior to December 31, 2005, and totaled $100,000. The remaining $650,000 was recorded as a receivable balance at December 31, 2005, and was subsequently received during January 2006.

         During August 2007 the Company entered into a settlement agreement in connection with the debtor-in-possession financing whereby the total balance of principal and accrued interest was settled for a one time payment of $380,000. As a result of the settlement the Company recognized a gain on settlement of debt of approximately $21,700.

Item 2. Management's Discussion and Analysis of Results of Operations

Readers should refer to the description of the Company's bankruptcy case (the "Bankruptcy Case") described in the Notes to the Financial Statements included in Item 1 of this Form 10-QSB and in the Company's Form 10-KSB for the annual period ended December 31, 2002.

Three Month Periods Ended September 30, 2002 and 2001
-----------------------------------------------------

The business of the Company during the quarter ended September 30, 2002 included developing technology to produce modular distributed water and power systems. Substantially all employees were terminated or had resigned as of July 31, 2002. The administrative activities of the Company are performed by outside consultants and advisors. Direct administrative expenses of the Company totaled $3,674,864 and $4,849,842 for the three-month periods ended September 30, 2002 and 2001, respectively.

Nine Month Periods Ended September 30, 2002 and 2001
----------------------------------------------------

The business of the Company during the nine months ended September 30, 2002 included developing technology to produce modular distributed water and power systems. Substantially all employees were terminated or had resigned as of July 31, 2002. The administrative activities of the Company are performed by outside consultants and advisors. Direct administrative expenses of the Company totaled $23,518,203 and $7,312,221 for the nine-month periods ended September 30, 2002 and 2001, respectively.

Liquidity and Capital Resources
-------------------------------

Primary sources of liquidity since the Company ceased operations have been cash balances that have been used to pay administrative expenses. Operating expenses of the Company have been funded with available cash retained from the two asset sales effected as part of the Bankruptcy Case. As of the date of the filing of this Form 10-QSB with the SEC, cash totals approximately $227,210. Based on such balance and management's forecast of activity levels during the period that it may remain without operations, the Company is uncertain as to whether the present cash balance will be sufficient to pay its current liabilities and its administrative expenses as such expenses become due; provided that, if the Plan is confirmed, the Company believes that the present cash balance will be sufficient to pay its current liabilities and its administrative expenses as such expenses become due.


Uncertainties Relating to Forward Looking Statements
----------------------------------------------------

"Item 2. Management's Discussion and Analysis or Plan of Operation" and other parts of this Form 10-QSB contain certain "forward-looking statements" within the meaning of the Securities Act of 1934, as amended. While the Company believes any forward-looking statements it has made are reasonable, actual results could differ materially since the statements are based on current management expectations and are subject to risks and uncertainties. These risks and uncertainties include, but are not limited, to the following:

      o There can be no assurance that the plan of reorganization filed with the United States Bankruptcy Court for the Southern District of New York ("Bankruptcy Court") on January 15, 2008, or any other plan of reorganization, will be approved by the Bankruptcy Court and effected.

      o There can be no assurance that Trinad Capital Master Fund Ltd. (the "Plan Sponsor") will reach agreement on definitive documentation for a merger with NorthStar Systems International Inc. ("NorthStar"), or any other potential merger candidate.

      o Even if a plan of reorganization is approved by the Bankruptcy Court and effected, there can be no assurance as to the terms of any such plan, including without limitation as to the distributions, if any, to be made to existing creditors and stockholders of the Company.

      o The Plan Sponsor may withdraw at any time prior to confirmation of a plan of reorganization, including without limitation, due to unsatisfactory results of its due diligence on NorthStar. In such event, the Company may substitute the Plan Sponsor with another person or entity offering to purchase stock in the newly merged entity under the plan of reorganization on terms and conditions that may not be the same, or as economically favorable to the Company's estate, as those are being offered by the Plan Sponsor. In such event, the recovery for unsecured creditors would likely be dramatically reduced.

      o No public market exists for stock in the merged entity, and it is not anticipated that any will necessarily develop in the foreseeable future. Therefore, notwithstanding the legal ability to trade such stock, any recipient thereof should expect that it might have to hold the stock for an indefinite period of time.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

(b) Changes in internal controls.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during the quarter ended September 30, 2002 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibits filed herewith are set forth in the Index to Exhibits and are incorporated herein by reference.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ MICHAEL HOPPER
---------------------------
Name: Michael Hopper
Title: Authorized Signatory
Date: January 31, 2008

                                INDEX TO EXHIBITS

Exhibit                           Description of Exhibit
-------                           ----------------------
Number
------

31.01 Certification pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes Oxley Act of 2002).**

32.01 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

**        Filed herewith.