Form 10KSB
period 2002-12-31
OCEAN POWER CORP
filed 2008-02-01
CIK 1102423

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                 Title of Class

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act) [X] Yes [ ] No

Issuer's revenues for 2002: $0

The aggregate market value of the issuer's voting stock held by non-affiliates as of January 28, 2008, computed by reference to the closing price of such stock on such date as quoted on the OTC Bulletin Board ("OTCBB"), was approximately $112,365. For purposes of this computation, it is assumed that the Company has no affiliates.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] Yes [X] No

The number of shares outstanding of the issuer's Common Stock on January 28, 2008 was 56,182,746.

          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT [ ] Yes [X] No

                    DOCUMENTS INCORPORATED BY REFERENCE: None
===============================================================================

NOTE: Unless otherwise indicated, this Form 10-KSB of Ocean Power Corporation (the "Company") speaks as of the date of the filing thereof with the Securities and Exchange Commission ("SEC"). On March 1, 2002, due to non-payment of applicable taxes the Company's original charter became inoperative and void. On October 25, 2007, the Company filed a certificate of renewal and revival of its charter in the state of Delaware. During the period from March 1, 2002 to October 25, 2007, the name Ocean Power was obtained by an unrelated entity upon proper filing with the State of Delaware. As such, as part of the Company's renewal and revival of its charter, the Company changed its name from Ocean Power Corporation to OPC Liquidation Corporation.

                                     PART I

Item 1. Description of Business.

This item contains forward-looking statements that involve uncertainties. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties, including, but not limited to those discussed below and in Part II, Item 6 "Management's Discussion and Analysis or Plan of Operations - Uncertainties Relating to Forward Looking Statements."

The Company was formed primarily as the result of the merger of PTC Holdings, Inc., a Delaware corporation, into PTC Group, Inc., an Idaho corporation. In July 1999, PTC Group, Inc. changed its name to Ocean Power Corporation and then changed its state of incorporation from Idaho to Delaware. The Company was a development stage company that intended to engage primarily in the business of developing and marketing water desalination and renewable power generation systems that were modular and mass produced.

The Company had a history of being financed primarily by raising capital through private placements of its stock and/or loans from third parties. The proceeds from the financing had been used to develop the Company's technologies, pursue acquisitions and make strategic alliances and pay operating costs. In September 2002, the Company was without sufficient capital to continue to operate and had been unable to identify sources of additional financing. The Board of Directors of the Company (the "Board") was concerned that a sudden cessation of operations would not provide the best means to maximize asset values. Therefore, at an October 3, 2002 meeting, the Board approved a resolution to commence negotiations with the Company's secured creditors, Algonquin Capital Management, L.L.C. ("Algonquin") and Hibernia Capital Management, L.L.C. ("Hibernia"), to commence a voluntary bankruptcy filing under Chapter 11 of the U.S. Bankruptcy Code ("Code"), and immediately thereafter, a sale of the Company's assets pursuant to Section 363 of the Code.

During the preceding twelve months, the Company had endeavored to stem severe cash flow shortages through, among other things, workforce and overhead reductions, and the consolidation of its business operations. Due to persistent cash flow shortages, the Company terminated substantially all of its employees. As a result of a confluence of events, including a general contraction of available financing from capital markets and the then recent bankruptcy in Norway of Sigma Elektroteknisk, AS, a wholly owned subsidiary, at a Special
Meeting of the Board on November 27, 2002, the Board unanimously consented to authorizing the Company to file a voluntary petition under Chapter 11 of the Code.

On December 1, 2002, the Company filed a voluntary petition under Chapter 11 of the Code with the United States Bankruptcy Court for the Southern District of New York ("Bankruptcy Court") (that and all subsequent related action, collectively, the "Bankruptcy Case"). On December 16, 2002, the United States Trustee appointed a creditors' committee pursuant to Section 1102(a) of the Code (the "Committee").

Simultaneously with filing the Chapter 11 petition, the Company filed an emergency motion to authorize it to obtain loans and advances under a
Debtor-In-Possession Loan Agreement with Algonquin in order to continue operations so that the Company could attempt to maximize the value of its assets. The Bankruptcy Court entered an interim order approving the financing on December 5, 2002 and a final order was entered on December 20, 2002. In addition, the Company filed a motion in the Bankruptcy Case pursuant to Section 363 of the Code to approve the proposed sale of substantially all of its assets to Algonquin and Hibernia, subject to higher and better offers. By order dated February 6, 2003, the Bankruptcy Court authorized the asset sale agreement with Algonquin and Hibernia as modified by the Creditor Settlement Agreement and assumption and assignment of certain executory contracts, licenses and intellectual property rights for a credit bid of $2,000,000. As part of the Creditor Settlement Agreement, Algonquin and Hibernia reconveyed to the bankruptcy estate a 60% ownership in the Water Assets of the Company ("Water Assets"). The Bill of Sale consummating the sale was signed on February 19, 2003 (the "Primary Asset Sale").

Having sold its assets and ceased operations, the Company was not in a financial position to support the on-going operations needed to develop the Water Assets. On May 20, 2003, the Bankruptcy Court approved the sale of the Company's interest in the Water Assets to Oases Desalination International, Ltd. ("Oases") in exchange for their covenant to commercialize those assets and make certain royalty payments. Although it made certain minimal payments, Oases immediately defaulted in certain pre-closing obligations and never consummated a closing under the agreement. Subsequently, Oases and ReEnergy Group entered into as asset purchase agreement in which Oases would sell all of its assets, including the Water Assets, to ReEnergy Group. Because Oases was in default with the Company and had not paid for the Water Assets and/or closed on the transaction, Oases and Renergy Group sought the Company's consent wherein ReEnergy Group would directly purchase the Water Assets from the Company. After significant negotiations, the Committee, Oases and ReEnergy Group entered into the Consent Agreement, in order to, among other things, provide the Company's consent to transfer the Water Assets to ReEnergy Group for a modified consideration of $750,000 for the Water Assets. On October 26, 2005, an application was filed with the Bankruptcy Court to approve this arrangement and the arrangement was approved by order dated November 16, 2005 (the "Water Assets Sale", and together with the Primary Asset Sale, the "Asset Sales"). The Company has received all of the funds in this transaction, which are being held in an account maintained by bankruptcy counsel for the Committee.

Currently, the Company has no operations and no assets other than approximately $227, 210 in cash.

In October of 2006, the Company signed a term sheet, subsequently amended on September 18, 2007, with Trinad Capital Master Fund Ltd. (the "Plan Sponsor") to sponsor a Chapter 11 plan of reorganization, which was filed with the Bankruptcy Court on January 15, 2008 ("Plan"). The Plan identifies NorthStar Systems International, Inc. as a potential merger candidate to be merged into the Company ("Merger Candidate"). Under the terms of the proposed Plan, the Plan Sponsor would pay $500,000 to the Company's estate, and creditors of the Company would receive a pro rata cash payment and stock consideration in the newly merged entity. The aforementioned consideration would be distributed to unsecured  creditors  of the Company  under the proposed  Plan.  If the existing unsecured creditors of the Company approve the Plan, the creditors and the existing stockholders of the Company would own approximately 6% and 1%, respectively, of the merged company; provided, however, that in the event that the unsecured creditors vote as a class to reject the Plan and the Plan is confirmed under the cram-down provisions of Section 1129(b) of the Code, the creditors and the existing stockholders of the Company would own approximately 4% and 0%, respectively, of the merged company. The merger contemplated by the Plan would be subject to various closing conditions including, without limitation, (i) confirmation of the Plan, (ii) the negotiation and execution of definitive documents in form acceptable to the Plan Sponsor and the Merger Candidate, (iii) the satisfactory completion of the Plan Sponsor's due diligence on the Merger Candidate, and (iv) the absence of any material adverse change in the business of the Merger Candidate. The merger would be consummated pursuant to a merger agreement, which would contain, among other things, detailed and appropriate representations and warranties, affirmative and negative covenants and closing conditions customary for transactions of that type. The Plan Sponsor may withdraw at any time prior to the confirmation of the Plan and gives no assurance that agreement will be reached with the Merger Candidate with respect to the terms of such merger agreement.

Employees

In 2002, the Company had approximately 40 employees, all of which were employed on a full-time basis. Substantially all employees had been terminated or had resigned as of July 31, 2002.

Item 2. Description of Properties.

The Company does not own or lease any property. All administrative functions are performed through consultants and advisors.

Item 3. Legal Proceedings.

See Item 1. above.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company's Common Stock is listed on the OTCBB under the symbol PWREQ. The following table sets forth the high and low closing prices as reported on the OTCBB for all periods presented. The quotations reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions.

2002                                                 High                 Low

First Quarter                                      $  1.27             $  0.75

Second Quarter                                        1.06                0.08

Third Quarter                                         0.08               0.013

Fourth Quarter                                        0.06               0.005

2001                                                 High                 Low

First Quarter                                      $ 4.250             $ 2.450

Second Quarter                                       4.050               2.400

Third Quarter                                        3.850               1.900

Fourth Quarter                                       2.850               0.770

There were approximately 274 holders of record of the Company's Common Stock as of March 13, 2007, the latest date for which a report was available from the Company's transfer agent.

The Company has never paid cash dividends and does not expect to pay cash dividends in the foreseeable future.

Recent  Sales of  Unregistered  Securities;  Uses of  Proceeds  from  Registered
Securities:

Further to the sales described in the Company's Form 10-KSB for the year ended December 31, 2001:

      76)   Issuance of Stock to Cornell Capital Partners, LP

      On February 28, 2002, the Company issued 260,270 shares of common stock to Cornell Capital Partners, LP for the conversion of $500,000 of debt related to the equity line of credit commitment fee, which had been accrued at December 31, 2001. The shares were valued at $1.92 per share, which was the closing price on November 29, 2001 and was the date that the liability was incurred and the number of shares was determined.

      77)   Issuance of Convertible Debentures

      On March 26, 2002, the Company issued three, five-year convertible debentures, one for $50,000 to Barry G. Bampton, one for $25,000 to Nicole Louis Bampton and one for $25,000 to Nicole Ann Bampton. The notes accrue interest at a rate of 12% per annum and both the principal and interest are convertible into the Company's common stock at $.70 per share. As additional consideration, the Company granted 714,285 warrants with an exercise price of $.70 per share and an expiration date of March 25, 2007. Barry G. Bampton, Nicole Louise Bampton and Nicole Ann Bampton received 357,143, 178,571 and 178,571 warrants, respectively. The market price for the Company's common stock on March 26, 2002 was $.93.

                                   Conversion
Date of Issuance    Note Amount    Securities    Number of Shares    Price per share    Expiration Date
----------------    -----------    ----------    ----------------    ---------------    ---------------
   3/26/02              $50,000     Common             71,429              $.70             3/26/07

                                    Warrants          357,143              $.70             3/25/07

   3/26/02              $25,000     Common             35,714              $.70             3/26/07

                                    Warrants          178,571              $.70             3/25/07

   3/26/02              $25,000     Common             35,714              $.70             3/26/07

                                    Warrants          178,714              $.70             3/25/07

      78)   Issuance of Warrants to Ricardo Inc.

      On April 8, 2002, the Company entered into a forbearance agreement with Ricardo Inc., which establishes a payment schedule for repayment of the full sums owed with interest. As additional consideration, the Company issued to Ricardo Inc. 750,000 warrants for the purchase of common stock of the Company for a period of four years that are exercisable at $.50 per share. The market price for the Company's common stock on April 8, 2002 was $.93.

      79)   Issuance of Convertible Debenture to Freedom Funding, Inc.

      On April 10, 2002, the Company issued a five-year convertible debenture for $100,000. The note accrues interest at a rate of 12% per annum and both the principal and interest are convertible into the Company's common stock at $.65 per share. As additional consideration, the Company granted 714,286 warrants with an exercise price of $.65 per share and an expiration date of April 9, 2007. The market price for the Company's common stock on April 10, 2002 was $.90.

                                   Conversion
Date of Issuance    Note Amount    Securities    Number of Shares    Price per share    Expiration Date
----------------    -----------    ----------    ----------------    ---------------    ---------------
   4/10/02             $100,000     Common            153,846              $.65             4/10/07

                                    Warrants          769,231              $.65             4/09/07

      80)   Issuance of Common Stock to XCEL Associates, Inc.

      On June 14, 2002, the Board of Directors agreed to issue to XCEL & Associates, Inc. ("XCEL"), a total of 150,000 shares. This issuance is per the terms of that certain Agreement between XCEL and Ocean Power Corporation dated October 23, 2001 wherein Ocean Power acknowledged XCEL's continued and ongoing work to develop Terra Systems Inc., technology and establish a new fuel source. At the request of XCEL the shares were broken down into three certificates. The market price for the Company's common stock on June 14, 2002 was $0.40.

                    Edward Myer, Jr.             75,000 shares
                    Grace Holding, Inc.          50,000 shares
                    Atlantic Investment Trust    25,000 shares

      81)   Issuance of Options for Consulting Services

      On June 14, 2002, the Company extended the consulting agreement with D. Weckstein & Co., Inc for a period of one year from June 30, 2002. As compensation for this extension, the Company issued to D. Weckstein & Co., Inc. 400,000 options to purchase common stock at an exercise price of $0.40 per share. The options are exercisable for a period of three years. The market price for the Company's common stock on June 14, 2002 was $0.40.

      82)   Issuance of Common Stock to Cornell Capital Partners, LP.

      On June 21, 2002, the Company issued 85,526 registered shares of common stock to Cornell Capital Partners, LP. pursuant to a Notice of Conversion for $13,000 in principal with respect to the 5 year, Convertible Debenture in the amount of $500,000 and as referenced in the Company's Registration Statement on Form SB-2, which was declared effective as of noon on June 19, 2002. The market price for the Company's common stock on June 21, 2002 was $0.15.

      83)   Issuance of Promissory Note to Cokomodo Investments, LLP.

      On June 24, 2002, the Company issued a one-year promissory note to Cokomodo Investments LLP for $50,000 received July 1, 2002. The note accrues interest at a rate of 13% per annum. If the principal and interest are not paid when due, then these shall bear interest thereafter at a rate of 13.5%. If the Company elects to pre-pay any principal or interest then the lender has the right convert any of the amount of the prepayment of the principal or interest into the Company's common stock at $.75 per share. As additional consideration, the Company granted 50,000 warrants to Cokomodo Investments, LLP with an exercise price of $.75 per share and an expiration date of June 23, 2003. The market price for the Company's common stock on June 24, 2002 was $.09.

      84)   Issuance of Common Stock to Cornell Capital Partners, LP

      On June 25, 2002, the Company issued 265,625 registered shares of common stock to Cornell Capital Partners, LP. pursuant to a Notice of Conversion for $17,000 in principal with respect to the 5 year, Convertible Debenture in the amount of $500,000 and as referenced in the Company's Registration Statement on Form SB-2, which was declared effective as of noon on June 19, 2002. The market price for the Company's common stock on June 25, 2002 was $0.11.

      85)   Issuance of Common Stock to ELEKTYRON

      On June 26, 2002, the Board of Directors approved the issuance of 3,500,000 of common stock to ELEKTRYON to purchase certain specified assets from ELEKTRYON pursuant to the Asset Purchase Term Sheet dated January 29, 2002 as amended on June 25, 2002. The market price for the Company's common stock on June 26, 2002 was $0.11.

      86)   Vesting of Granted Options:

      On June 26, 2002, the Board of Directors authorized the immediate vesting of the following employee stock options that have not vested as of this date at a price of $1.50 per share. These options were originally granted when they became employees of the Company. The Options have a life of ten (10) years and are exercisable at any time until 5:00 p.m. (PST) on June 26, 2012. The market price of the Company's common stock on June 26, 2002 was $0.11.

                        Option Holder                  Amount of Options
                      -----------------                -----------------
                      Eric Adema                            150,000

                      Blair Aiken                           500,000

                      John Grimes                           100,000

                      Gustavo Guzman                         35,000

                      David Moard                           820,000

                      Michael Quah                          500,000

                      Wendy Kwok                             15,000

                      Kevin Tyson                           250,000

                      Thomas G. Redmon                      500,000

                      Philip M. Johnson                     100,000

      87)   Extension of Options

      On June 26, 2002, the Board of Directors authorized and approved extending the options granted to J. Michael Hopper in the amount of 598,680 that were due to expire in 2003 for a period of ten years from this date and are now exercisable at any time until 5:00 p.m. (PST) on June 26, 2012. The market price for the Company's common stock on June 26, 2002 was $0.11.

      88)   Issuance of Common Stock to Keeran Corporation, N.V.

      On June 27, 2002, the Company issued 600,000 shares of common stock to Keeran Corporation, N.V. pursuant to the Aquamax-Keeran-Ocean Power License Agreement dated September 19, 2000. The market price for the Company's common stock on June 27, 2002 was $0.08.

      89)   Issuance of Common Stock to Cornell Capital Partners, LP.

      On June 28, 2002, the Company issued 687,500 registered shares of common stock to Cornell Capital Partners, LP. pursuant to an Advance Notice/Compliance Certificate as defined in the Equity Line of Credit as referenced in the Company's Registration Statement on Form SB-2, which was declared effective as of noon on June 19, 2002. The market price for the Company's common stock on June 28, 2002 was $0.09.

      90)   Issuance of Common Stock to Cornell Capital Partners, LP.

      On June 28, 2002, the Company issued 156,250 registered shares of common stock to Cornell Capital Partners, LP. pursuant to a Notice of Conversion for $10,000 in principal with respect to the 5 year, Convertible Debenture in the amount of $500,000 and as referenced in the Company's Registration Statement on Form SB-2, which was declared effective as of noon on June 19, 2002. The market price for the Company's common stock on June 28, 2002 was $0.09.

      91)   Issuance of Common Stock to Cornell Capital Partners, LP.

      On July 8, 2002, the Company issued 287,159 registered shares of common stock to Cornell Capital Partners, LP. pursuant to an Advance Notice/Compliance Certificate as defined in the Equity Line of Credit as referenced in the Company's Registration Statement on Form SB-2, which was declared effective as of noon on June 19, 2002 The market price for the Company's common stock on July 8, 2002 was $0.08.

      92)   Issuance of Common Stock to Cornell Capital Partners, LP.

      On July 9, 2002, the Company issued 925,926 registered shares of common stock to Cornell Capital Partners, LP. pursuant to a Notice of Conversion for $20,000 in principal with respect to the 5 year, Convertible Debenture in the amount of $500,000 and as referenced in the Company's Registration Statement on Form SB-2, which was declared effective as of noon on June 19, 2002. The market price for the Company's common stock on July 9, 2002 was $0.05.

      93)   Issuance of Common Stock to Cornell Capital Partners, LP.

      On July 11, 2002, the Company issued 1,666,667 registered shares of common stock to Cornell Capital Partners, LP. pursuant to an Advance Notice/Compliance Certificate as defined in the Equity Line of Credit as referenced in the Company's Registration Statement on Form SB-2, which was declared effective as of noon on June 19, 2002. The market price for the Company's common stock on July 11, 2002 was $0.03.

      94)   Issuance of Common Stock to Cornell Capital Partners, LP.

      On July 15, 2002, the Company issued 666,667 registered shares of common stock to Cornell Capital Partners, LP. pursuant to an Advance Notice/Compliance Certificate as defined in the Equity Line of Credit as referenced in the Company's Registration Statement on Form SB-2, which was declared effective as of noon on June 19, 2002. The market price for the Company's common stock on July 15, 2002 was $0.03.

      95)   Issuance of Common Stock to Cornell Capital Partners, LP.

      On July 22, 2002, the Company issued 2,521,930 registered shares of common stock to Cornell Capital Partners, LP. pursuant to an Advance Notice/Compliance Certificate as defined in the Equity Line of Credit as referenced in the Company's Registration Statement on Form SB-2, which was declared effective as of noon on June 19, 2002. The market price for the Company's common stock on July 22, 2002 was $0.02.

      96)   Issuance of Common Stock to Cornell Capital Partners, LP.

      On July 29, 2002, the Company issued 1,635,965 registered shares of common stock to Cornell Capital Partners, LP. pursuant to an Advance Notice/Compliance Certificate as defined in the Equity Line of Credit as referenced in the Company's Registration Statement on Form SB-2, which was declared effective as of noon on June 19, 2002. The market price for the Company's common stock on July 29, 2002 was $0.02.

      97)   Issuance of Common Stock to Cornell Capital Partners, LP.

      On July 31, 2002, the Company issued 3,854,167 registered shares of common stock to Cornell Capital Partners, LP. pursuant to a Notice of Conversion for $37,000 in principal with respect to the 5 year, Convertible Debenture in the amount of $500,000 and as referenced in the Company's Registration Statement on Form SB-2, which was declared effective as of noon on June 19, 2002. The market price for the Company's common stock on July 31, 2002 was $0.03.

      98)   Granting of Options to the Employees of Ocean Power:

      On August 2, 2002, the Board of Directors authorized 387,694 stock options to the employees of Ocean Power as additional compensation for the delay in the payment of their salary. The employees have the right to purchase shares of the Company's common stock, $.01 par value at a price of $.05 per share. The Options have a life of ten (10) years and are exercisable at any time until 5:00 p.m.
(PST) on August 2, 2012. The market price for the Company's common stock on August 2, 2002 was $0.04.

                        Option Holder                  Amount of Options
                      -----------------                -----------------
                      Eric Adema                             24,590

                      Blair Aiken                            34,000

                      John Grimes                            11,538

                      Gustavo Guzman                          9,128

                      Jon Hanlon                              9,615

                      Joan Hosey                              7,038

                      Stephanie Hosey                         4,615

                      YuYan Luo                               7,692

                      David Moard                            75,043

                      Lori O'Brien                            9,609

                      Randall Peeters                        25,693

                      Michael Quah                           52,923

                      Thomas Redmon                          35,973

                      Wendy Kwok                              7,692

                      Joel Rich                               6,455

                      Kevin Tyson                            53,782

                      Robert Zhao                            12,308

      99)   Issuance of Options for Consulting Services

      On September 1, 2002, the Company entered into a consulting agreement with Carl Fricke. The agreement was for a minimum of three months. As part of the compensation, the Company has granted options to purchase 500,000 shares of common stock at a purchase price of $0.02 per share. The market price for the Company's common stock on September 1, 2002 was $0.02.

Purchases of Equity Securities by the Issuer:

None.

Item 6. Management's Discussion and Analysis or Plan of Operations.

The following discussion and analysis contains a number of "forward looking statements" within the meaning of the Section 21E of the Securities Exchange Act of 1934, as amended, with respect to expectations for future periods which are subject to various uncertainties explained herein and in "Management's Discussion and Analysis or Plan of Operation - Uncertainties Relating to Forward Looking Statements."

Statements containing the words "believes," "anticipates," "estimates," "expects," "intends," "plans," "seeks," "will," "may," "should," "would," "projects," "predicts," "continues," and similar expressions or the negative of these terms constitute forward-looking statements that involve risks and uncertainties.

We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of invoking these safe harbor provisions. Such statements are based on current expectations and are subject to risks, uncertainties and changes in condition, significance, value and effect, including those discussed in the section entitled "Risk Factors" contained herein. Such risks, uncertainties and changes in condition, significance, value and effect could cause the Company's actual results to differ materially from those anticipated events. Except as may be required under federal law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur.

Overview

The reader is referred to the description of the Company's Bankruptcy Case contained in Item 1 above.

Results of Operations:

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

The business of the Company in 2002 consisted of developing technology to produce modular distributed water and power systems. Effective December 1, 2002 the Company filed a voluntary petition under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court. During the year ended December 31, 2002, the Company incurred minimal administrative expenses in connection with the Bankruptcy Case, e.g., related to legal, accounting, and administrative activities. During the year ended December 31, 2002, there were no revenue-generating activities (other than gains recognized on the settlement of debt and write-off of investments in subsidiaries). Salaries and wages during the year ended December 31, 2002 totaled $2,516,928, a decrease of $8,608 or <1%, compared to $2,525,536 for the year ended December 31, 2001. The administrative activities of the Company during the year ended December 31, 2002 were performed by the Company's employees until they were terminated, at which time all administrative activities were performed by Mr. Michael Hopper. Direct administrative expenses of the Company for the year ended December 31, 2002 totaled $15,342,482, an increase of $7,191,961 or 88%, compared to $8,150,521 incurred during the year ended December 31, 2001. The increase is due to consulting fees, amortization and impairment of the Company's licenses, interest expense and legal fees incurred in preparation for the Company's entrance into bankruptcy proceedings. The Company accrued interest on its long-term debts until December 1, 2002 at which time those debts were deemed to be frozen due to the bankruptcy proceedings. As of December 1, 2002, the Company began the accrual of interest on the DIP financing. The Company accrued interest on its long-term debts totaling $2,007,142 and accrued interest on the DIP financing totaling $1,485. Interest expense for the year ended December 31, 2002 totaled $3,877,129, an increase of $605,538 or 19%, compared to $3,271,591 for the year ended December 31, 2001. The increase was due to the increase in long term debt during the year ended December 1, 2002.

The net income (loss) for the year ended December 31, 2002 was ($21,480,828), a decrease of $3,998,985 or 23%, compared to ($17,481,843) for the year ended December 31, 2001. The decrease was due to the increase in administrative expenses discussed above which was offset by the gains on settlement of debt and write-off of investments in subsidiaries also discussed above. As a result of the bankruptcy filing discussed above, all of the Company's operations were discontinued as of December 1, 2002, at which point the Company incurred only administrative expenses and interest expenses on the DIP financing.

Liquidity and Capital Resources

Primary sources of liquidity since the Company ceased operations have been cash balances that have been used to pay administrative expenses. Operating expenses of the Company have been funded with available cash retained from the Asset Sales. As of the date of this filing with the SEC of this Form 10-KSB, cash totals approximately $227,210. Based on such balance and management's forecast of activity levels during the period that it may remain without operations, management is unclear as to whether the present cash balance will be sufficient to pay its current liabilities and its administrative expenses as such expenses become due; provided that, if the Plan is confirmed, management believes that the present cash balance will be sufficient to pay its current liabilities and its administrative expenses as such expenses become due.

Uncertainties Relating to Forward Looking Statements

"Item 6. Management's Discussion and Analysis or Plan of Operation" and other parts of this Form 10-KSB contain certain "forward-looking statements" within the meaning of the Securities Act of 1934, as amended. While the Company believes any forward-looking statements it has made are reasonable, actual results could differ materially since the statements are based on current management expectations and are subject to risks and uncertainties. These risks and uncertainties include, but are not limited, to the following:

      o There can be no assurance that the Plan, or any other plan of reorganization, will be approved by the Bankruptcy Court and effected.

      o There can be no assurance that the Plan Sponsor will reach agreement on definitive documentation for a merger with the Merger Candidate, or any other potential merger candidate.

      o Even if a plan of reorganization is approved by the Bankruptcy Court and effected, there can be no assurance as to the terms of any such plan, including without limitation as to the distributions, if any, to be made to existing creditors and stockholders of the Company.

      o The Plan Sponsor may withdraw at any time prior to confirmation of a plan of reorganization, including without limitation, due to unsatisfactory results of its due diligence on the Merger Candidate. In such event, the Company may substitute the Plan Sponsor with another person or entity offering to purchase stock in the newly merged entity under the Plan on terms and conditions that may not be the same, or as economically favorable to the Company's estate, as those are being offered by the Plan Sponsor. In such event, the recovery for unsecured creditors would likely be dramatically reduced.

      o No public market exists for stock in the merged entity, and it is not anticipated that any will necessarily develop in the foreseeable future. Therefore, notwithstanding the legal ability to trade such stock, any recipient thereof should expect that it might have to hold the stock for an indefinite period of time.

Item 7. Financial Statements.

The financial statements filed herewith are set forth in the Index to Consolidated Financial Statements (on page F-1) of the separate financial section, which follows this report, and are incorporated herein by reference.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures.

The Company's prior auditors, H.J. & Associates, LLC, resigned on April 30, 2003. The Company's current independent auditors, Pritchett, Siler & Hardy, P.C., have been engaged since November 28, 2006. Since that date, there have been no disagreements with the firm on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Item 8A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

(b) Changes in internal controls.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

On December 1, 2002, the Company filed a voluntary petition under Chapter 11 of the Code with the Bankruptcy Court and an emergency motion authorizing it to obtain loans and advances under a Debtor-In-Possession Loan Agreement with Algonquin, in order to continue operations so that the Company could attempt to maximize the value of its assets. Joseph P. Maceda resigned as President of the Company concurrently with such filing. On December 16, 2002, the United States Trustee appointed the creditors' Committee. The Bankruptcy Court entered a final order approving the financing on December 20, 2002.

                        Consolidated Financial Statements
                                  and Report of
                     Independent Registered Accounting Firm

                             Ocean Power Corporation

                           December 31, 2002 and 2001

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

                                 C O N T E N T S

Independent Auditors' Report...............................................  F-1

Report of Independent Registered Public Accounting Firm..................... F-2

Consolidated Balance Sheet.................................................  F-3

Consolidated Statements of Operations and Other Comprehensive Income........ F-5

Consolidated Statements of Stockholders' Equity (Deficit)..................  F-6

Consolidated Statements of Cash Flows...................................... F-15

Notes to the Consolidated Financial Statements............................. F-17

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Board of Directors
Ocean Power Corporation and Subsidiaries
El Dorado Hills, California

We have audited the accompanying consolidated statements of operations and other comprehensive income, stockholders' equity (deficit), and cash flows of Ocean Power Corporation and Subsidiaries (a development stage company) for the year ended December 31, 2001, and from inception on March 26, 1992 through December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of Ocean Power Corporation and Subsidiaries' (a development stage company) operations and other comprehensive income and their cash flows for the year ended December 31, 2001 and from inception on March 26, 1992 through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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

HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 22, 2002

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
OCEAN POWER CORPORATION & SUBSIDIARIES
New York, NY 10022

We have  audited  the  accompanying  consolidated  balance  sheet of Ocean Power
Corporation and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2002 and from inception on March 26, 1992 through December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Ocean Power Corporation and Subsidiaries for the period from inception on March 26, 1992 through December 31, 2001 were audited by other auditors whose report dated March 22, 2002 expressed an unqualified opinion on those statements and included an explanatory paragraph expressing concern about the ability of the company to continue as a going concern. Our opinion on the consolidated statements of operations, stockholders' equity (deficit) and cash flows for the period from inception on March 26, 1992 through December 31, 2002, insofar as it relates to amounts for prior periods through December 31, 2001, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ocean Power Corporation and Subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year ended December 31, 2002 and from inception on March 26, 1992 through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Ocean Power Corporation and Subsidiaries will continue as a going concern. As discussed in Note 9 to the financial statements, Ocean Power Corporation and Subsidiaries has incurred substantial losses since inception and has current liabilities in excess of assets. Further, The Company has filed a voluntary petition under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court Southern District of New York. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

PRITCHETT, SILER & HARDY, P.C.
September 28, 2007
Salt Lake City, Utah

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                     ASSETS
                                     ------

                                                                    December 31,
                                                                        2002
                                                                    ------------

CURRENT ASSETS

   Cash                                                             $     13,750
   Cash - restricted                                                      48,521
                                                                    ------------

      Total Current Assets                                                62,271
                                                                    ------------

EQUIPMENT, NET (Note 2)                                                  366,603
                                                                    ------------

OTHER ASSETS

   Deposits                                                               18,402
   Patents, and licensing agreements, net (Note 4)                             -
   Goodwill, net (Note 2)                                                      -
                                                                    ------------

      Total Other Assets                                                  18,402
                                                                    ------------

      TOTAL ASSETS                                                  $    447,276
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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                     Consolidated Balance Sheet (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                                   December 31,
                                                                      2002
                                                                  -------------

CURRENT LIABILITIES

   Accounts payable                                               $   2,428,381
   Accrued expenses (Note 8)                                         10,355,759
   Notes payable - related parties (Note 6)                           1,033,469
   Notes and convertible debentures
      payable - current portion (Note 7)                              9,889,965
                                                                  -------------

      Total Current Liabilities                                      23,707,574
                                                                  -------------

      Total Liabilities                                              23,707,574
                                                                  -------------

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 20,000,000 shares authorized of
      $0.001 par value; no shares outstanding                                 -
   Common stock: 500,000,000 shares authorized of
      $0.01 par value; 56,182,746 shares issued and outstanding         561,827
   Additional paid-in capital                                        35,169,137
   Deficit accumulated during the development stage                 (58,991,262)
                                                                  -------------

      Total Stockholders' Equity (Deficit)                          (23,260,298)
                                                                  -------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $     447,276
                                                                  =============

  The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Operations and Other Comprehensive Income

                                                                                   From
                                                                               Inception on
                                               For the Years Ended               March 26,
                                                   December 31,                1992 Through
                                        ----------------------------------     December 31,
                                             2002               2001               2002
                                        ---------------    ---------------    --------------
REVENUES                                $             -    $             -    $            -
                                        ---------------    ---------------    --------------

EXPENSES

   General and administrative                         -                  -                 -
   Impairment of intangible assets                    -                  -                 -
   Research and development                           -                  -                 -
   Depreciation and amortization                      -                  -                 -
                                        ---------------    ---------------    --------------

     Total Expenses                                   -                  -                 -
                                        ---------------    ---------------    --------------

     LOSS FROM OPERATIONS                             -                  -                 -
                                        ---------------    ---------------    --------------

OTHER INCOME (EXPENSE)

   Currency gain                                      -                  -                 -
   Interest income                                    -                  -                 -
   Loss on sale of assets                             -                  -                 -
   Interest expense                          (3,877,129)        (3,271,591)       (8,798,966)
                                        ---------------    ---------------    --------------

     Total Other Income (Expense)            (3,877,129)        (3,271,591)       (8,798,966)
                                        ---------------    ---------------    --------------

LOSS BEFORE DISCONTINUED OPERATIONS          (3,877,129)        (3,271,591)       (8,798,966)

DISCONTINUED OPERATIONS

   Loss on discontinued operations          (17,603,699)       (14,210,252)      (50,192,296)
                                        ---------------    ---------------    --------------

NET LOSS                                    (21,480,828)       (17,481,843)      (58,991,262)
                                        ---------------    ---------------    --------------

OTHER COMPREHENSIVE INCOME

   Currency translation adjustment             (334,549)           139,291                 -
                                        ---------------    ---------------    --------------

     TOTAL COMPREHENSIVE LOSS           $   (21,815,377)   $   (17,342,552)   $  (58,991,262)
                                        ===============    ===============    ==============

BASIC AND DILUTED LOSS PER SHARE

   Loss before discontinued operations  $         (0.08)   $         (0.09)
   Discontinued operations                        (0.39)             (0.37)
                                        ---------------    ---------------

     Net loss per share                 $         (0.47)   $         (0.46)
                                        ===============    ===============

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                               45,482,636         38,312,532
                                        ===============    ===============

  The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                       Deferred        Deficit
                                                                                                     Compensation    Accumulated
                                               Common Stock            Additional        Other            and        During the
                                          -------------------------      Paid-In     Comprehensive    Consulting     Development
                                            Shares        Amount         Capital        Income          Expense         Stage
                                          ----------   ------------   ------------   -------------   ------------   -------------
Inception, March 26, 1992                          -   $          -   $          -   $           -   $          -   $           -

Net loss from inception on
   March 20, 1992 through
   December 31, 1997                               -              -              -               -              -      (2,306,366)
                                          ----------   ------------   ------------   -------------   ------------   -------------

Balance, December 31, 1997                         -              -              -               -              -      (2,306,366)

February 24, 1998, common
   stock issued for cash to
   employees at $0.003 per share             395,467          3,955         (2,817)              -              -               -

March 6,1998, common stock
   issued for cash to employees
   at $0.003 per share                       121,904          1,219           (869)              -              -               -

March 12, 1998, common stock
   issued for cash to an employee
   at $0.003 per share                        33,199            332           (237)              -              -               -

March 18, 1998, common stock
   issued for cash to an employee
   at $0.003 per share                         2,575             26            (19)              -              -               -

April 2, 1998, common stock
   issued for cash to a lender at
   $0.003 per share                          130,500          1,305           (930)              -              -               -

May 14, 1998, common stock
   issued for cash to an employee
   at $0.003 per share                        14,755            147           (106)              -              -               -

June 16, 1998, common stock issued
   for cash, 42,178 issued to employees,
   43,152 issued to consultants, 60,900
   issued to lenders, 6,960 issued to a
   landlord and 8,352 issued to vendors,
   at $0.003 per share                       161,542          1,615         (1,152)              -              -               -

June 16, 1998, common stock
   issued for debt cancellation to the
   company's founders at $0.079 per
   share                                   1,061,400         10,614         73,267               -              -               -

July 29, 1998, common stock
   issued for cash to a consultant
   at $0.003 per share                        34,800            348           (248)              -              -               -

Net loss for the year ended
   December 31, 1998                               -              -              -               -              -      (2,917,964)
                                          ----------   ------------   ------------   -------------   ------------   -------------
Balance, December 31, 1998                 1,956,142   $     19,561   $     66,889   $           -   $          -   $  (5,224,330)
                                          ----------   ------------   ------------   -------------   ------------   -------------

   The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                       Deferred        Deficit
                                                                                                     Compensation    Accumulated
                                               Common Stock            Additional        Other            and        During the
                                          -------------------------      Paid-In     Comprehensive    Consulting     Development
                                            Shares        Amount         Capital        Income          Expense         Stage
                                          ----------   ------------   ------------   -------------   ------------   --------------
Balance, December 31, 1998                 1,956,142   $     19,561   $     66,889   $           -   $          -       (5,224,330)

March 5, 1999, common stock
   issued for cash to an employee
   at $0.003 per share                       334,080          3,341         (2,381)              -              -                -

March 22, 1999 34,800 shares
   issued for cash to an employee
   at $0.003 per share                       286,682          2,867         (2,043)              -              -                -

March 22, 1999, 34,800 shares issued to
   an officer and founder for debt
   cancellation of $50,000, 496,248
   shares issued to a consultant for
   past due fees of $1,426 and
   18,480,172 shares issued to employees
   for past due salaries of $53,104 at
   $0.005 per share                       19,011,220        190,112        (85,582)              -              -                -

April 22, 1999, common stock
   issued for cash to a consultant
   at $0.003 per share                       129,734          1,297           (924)              -              -                -

April 27, 1999, common stock
   issued for cash to an employee
   at $0.003 per share                         5,951             59            (43)              -              -                -

April 27, 1999, common stock issued to
   a landlord, 69,600 shares, and a
   consultant, 26,100 shares for rent of
   $200 and fees of $75, at $0.003
   per share                                  95,700            957           (682)              -              -                -

April 28, 1999, common stock
   issued for cash to a consultant
   at $0.003 per share                        12,180            122            (87)              -              -                -

April 30, 1999, common stock
   issued for cash to a consultant
   at $0.003 per share                         2,888             29            (21)              -              -                -

April 30, 1999, common stock
   issued to consultants for fees
   at $0.003 per share                        22,968            230           (164)              -              -                -

May 3, 1999, common stock
   issued to a consultant for fees
   at $0.003 per share                        25,717            257           (183)              -              -                -
                                          ----------   ------------   ------------   -------------   ------------   --------------

Balance Forward                           21,883,262   $    218,832   $    (25,221)  $           -   $          -   $   (5,224,330)
                                          ----------   ------------   ------------   -------------   ------------   --------------

   The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                       Deferred        Deficit
                                                                                                     Compensation    Accumulated
                                               Common Stock            Additional        Other            and        During the
                                          -------------------------      Paid-In     Comprehensive    Consulting     Development
                                            Shares        Amount         Capital        Income          Expense         Stage
                                          ----------   ------------   ------------   -------------   ------------   --------------
Balance Forward                           21,883,262   $    218,832   $    (25,221)  $           -   $          -   $   (5,224,330)

May 5, 1999, common stock issued for
   cash, 16,008 shares to a vendor and
   16,008 shares to a consultant, at
   $0.003 per share                           32,016            320           (228)              -              -                -

May 7, 1999, common stock issued for
   cash to a landlord at $0.003 per
   share                                         348              3             (2)              -              -                -

May 7, 1999, common stock issued to an
   employee for salary at $0.003 per
   share                                   2,610,000         26,100        (18,600)              -              -                -

May 13, 1999, common stock issued for
   cash to a consultant at $0.003 per
   share                                     139,200          1,392           (992)              -              -                -

May 19, 1999, common stock issued for
   cash, 24,360 shares to a lender and
   348,000 shares to a consultant at
   $0.003 per share                          372,360          3,724         (2,654)              -              -                -

June 17, 1999, common stock issued for
   cash to a vendor at $0.003 per share        6,960             70            (50)              -              -                -

Recapitalization (Note 1)                  6,291,450         62,915      2,698,858               -              -                -

June 23, 1999, options issued below
   market value                                    -              -         14,097               -              -                -

July 12, 1999, options issued below
   market value                                    -              -         62,561               -              -                -

July 15, 1999, common stock issued for
   cash at $5.00 per share for exercise
   of options                                 10,000            100         49,900               -              -                -

July 15, 1999, common stock issued for
   services at $7.80 per share                15,000            150        116,850               -              -                -

July 26, 1999, common stock issued for
   cash at $5.00 per share for exercise
   of options                                 10,000            100         49,900               -              -                -

August 12, 1999, common stock issued for
   loan consideration at $2.50 per share     100,000          1,000        249,000               -              -                -
                                          ----------   ------------   ------------   -------------   ------------   --------------

Balance Forward                           31,470,596   $    314,706   $  3,193,419   $           -   $          -   $   (5,224,330)
                                          ----------   ------------   ------------   -------------   ------------   --------------

   The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                       Deferred        Deficit
                                                                                                     Compensation    Accumulated
                                                 Common Stock          Additional        Other            and         During the
                                          -------------------------      Paid-In     Comprehensive    Consulting     Development
                                            Shares         Amount        Capital        Income          Expense         Stage
                                          ----------   ------------   ------------   -------------   ------------   --------------
Balance Forward                           31,470,596   $    314,706   $  3,193,419   $           -   $          -   $   (5,224,330)

September 2, 1999, common stock issued
   for services valued at $1.94 per share     20,000            200         38,600               -              -                -

September 9, 1999, options issued below
   market value                                    -              -          1,139               -              -                -

September 9, 1999, common stock issued
   for cash at $1.00 per share               100,000          1,000         99,000               -              -                -

October 1, 1999, cancellation of
   common stock valued at zero.             (502,500)        (5,025)         5,025               -              -                -

November 16, 1999, value of beneficial
   conversion features of convertible
   debentures (Note 7)                             -              -        650,000               -              -                -

November 29, 1999, common stock issued
   for finders fee valued at $1.34 per
   share                                     400,000          4,000        533,200               -              -                -

Stock offering costs                               -              -       (537,200)              -              -                -

December 7, 1999, options issued below
   market value                                    -              -        130,402               -              -                -

December 8, 1999, common stock issued
   for cash at $0.70 per share                71,839            718         49,282               -              -                -

December 9, 1999, common stock issued
   for cash at $0.71 per share               175,070          1,751        123,249               -              -                -

December 9, 1999, common stock issued
   for cash at $0.71 per share                49,020            490         34,510               -              -                -

December 10, 1999, common stock issued
   for cash at $0.84 per share               111,111          1,111         98,889               -              -                -

December 10, 1999, common stock issued
   for cash at $0.90 per share                33,333            333         29,667               -              -                -

December 16, 1999, common stock issued
   for cash at $0.83 per share               193,939          1,939        158,061               -              -                -

December 21, 1999, common stock issued
   for cash at $0.83 per share               120,773          1,208         98,792               -              -                -

December 31, 1999, common stock issued
   for exercise of warrants at $1.50
   per share                                 592,744          5,928        883,189               -              -                -

Net loss for the year ended
   December 31, 1999                               -              -              -               -              -       (5,699,486)
                                          ----------   ------------   ------------   -------------   ------------   --------------

Balance, December 31, 1999                32,835,925   $    328,359   $  5,589,224   $           -   $          -   $  (10,923,816)
                                          ----------   ------------   ------------   -------------   ------------   --------------

   The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                       Deferred        Deficit
                                                                                                     Compensation    Accumulated
                                                Common Stock           Additional        Other            and         During the
                                          -------------------------      Paid-In     Comprehensive    Consulting     Development
                                            Shares        Amount         Capital        Income          Expense         Stage
                                          ----------   ------------   ------------   -------------   ------------   --------------
Balance, December 31, 1999                32,835,925   $    328,359   $  5,589,224   $           -   $          -   $  (10,923,816)

January 4, 2000, common stock
   issued for debt and consideration
   for loan default at $2.75 per share       147,580          1,476        236,024               -              -                -

January 5, 2000, common stock
   issued for services at $4.34 per
   share                                      60,000            600        259,800               -              -                -

January 26, 2000, common stock
   issued pursuant to a private
   placement at $2.10 per share               47,619            476         99,524               -              -                -

February 1, 2000, warrants
   granted below market value                      -              -         41,242               -              -                -

February 18, 2000, options
   granted below market value                      -              -        494,596               -              -                -

February 22, 2000, options
   granted below market value                      -              -        624,998               -              -                -

March 9, 2000, common stock
   issued for exercise of warrants
   at $1.99 per share                         62,792            628        124,391               -              -                -

March 16, 2000, common stock
   issued for conversion of convertible
   debenture at $1.50 per share               66,667            667         99,333               -              -                -

March 16, 2000, common stock
   issued for exercise of warrants
   at $0.75 per share                        133,333          1,333         98,667               -              -                -

March 27, 2000, 3 stock issuances
   for payment of debt at an average
   price of $4.95 per share                   46,486            465        231,347               -              -                -

May 26, 2000, options granted below
   market value                                    -              -      1,272,195               -              -                -

July 25, 2000, common stock issued
   for conversion of accounts payable
   at $4.00 per share                        100,000          1,000        399,000               -       (237,000)               -

July 25, 2000, common stock issued for
   purchase of SIGMA at $3.20 per share    1,718,748         17,187      5,482,813               -              -                -

January 25 - August 14, 2000, 62 stock
   issuances pursuant to a private
   placement memorandum at average
   price of $3.58 per share                1,930,792         19,308      6,896,423               -              -                -

August 8, 2000, options granted
   below market value                              -              -        358,000               -              -                -
                                          ----------   ------------   ------------   -------------   ------------   --------------

Balance Forward                           37,149,942   $    371,499   $ 22,307,577   $           -   $   (237,000)  $  (10,923,816)
                                          ----------   ------------   ------------   -------------   ------------   --------------

   The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                       Deferred        Deficit
                                                                                                     Compensation    Accumulated
                                               Common Stock            Additional        Other            and        During the
                                          -------------------------      Paid-In     Comprehensive    Consulting     Development
                                            Shares        Amount         Capital        Income          Expense         Stage
                                          ----------   ------------   ------------   -------------   ------------   --------------
Balance Forward                           37,149,942   $    371,499   $ 22,307,577   $           -   $   (237,000)  $  (10,923,816)

September 15, 2000, 23 stock issuances
   pursuant to a private placement
   memorandum at $3.00 per share           1,000,000         10,000      2,990,000               -              -                -

Currency translation adjustment                    -              -              -         195,258              -                -

Warrants granted for consulting contract           -              -        340,000               -       (173,667)               -

Stock offering costs paid                          -              -        (26,289)              -              -                -

Net loss for the year ended
   December 31, 2000                               -              -              -               -              -       (9,104,775)

                                          ----------   ------------   ------------   -------------   ------------   --------------
Balance, December 31, 2000                38,149,942        381,499     25,611,288         195,258       (410,667)     (20,028,591)

April 23, 2001, Common stock issued
   for conversion of accounts payable
   at $1.50 per share                         50,000            500         74,500               -              -                -

June 8, 2001, Common stock issued
   for conversion of research advances
   at $3.20 per share                        119,152          1,192        380,095               -              -                -

June 29, 2001, Common stock issued
   for consulting contract at $2.80
   per share                                 120,000          1,200        334,800               -       (334,800)               -

June 29, 2001, Warrants granted for
   consulting contract                             -              -        302,112               -       (302,112)               -

September 1, 2001, Options issued below
   market value                                    -              -        861,000               -       (861,000)               -

Valuation adjustment and amortization of
   deferred compensation                           -              -       (571,112)              -        767,579                -

Warrants issued in connection with
   debt obligations                                -              -      3,261,384               -              -                -

Currency translation adjustment                    -              -              -         139,291              -                -

Net loss for the year ended
   December 31, 2001                               -              -              -               -              -      (17,481,843)
                                          ----------   ------------   ------------   -------------   ------------   --------------

Balance, December 31, 2001                38,439,094   $    384,391   $ 30,254,067   $     334,549   $ (1,141,000)  $  (37,510,434)
                                          ----------   ------------   ------------   -------------   ------------   --------------

   The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                       Deferred        Deficit
                                                                                                     Compensation    Accumulated
                                                Common Stock           Additional        Other            and        During the
                                          -------------------------      Paid-In     Comprehensive    Consulting     Development
                                            Shares        Amount         Capital        Income          Expense         Stage
                                          ----------   ------------   ------------   -------------   ------------   --------------
Balance, December 31, 2001                38,439,094   $    384,391   $ 30,254,067   $     334,549   $ (1,141,000)  $  (37,510,434)

January 8, 2002, common stock issued
   for consulting contract at $1.06
   per share                                 200,000          2,000        210,000               -       (212,000)               -

January 8, 2002, options granted to
   employee's below market value                   -              -        180,447               -              -                -

January 8, 2002, options granted to
   consultants at fair market value                -              -         90,106               -              -                -

January 8, 2002, common stock issued
   for consulting contract at $1.06
   per share                                 130,000          1,300        136,500               -       (137,800)               -

January 8, 2002, warrants granted for
   consulting contract                             -              -        120,000               -       (120,000)               -

January 8, 2002, warrants granted for
   technology rights                               -              -         84,245               -              -                -

February 7, 2002 options granted for
   consulting contract                             -              -         79,000               -        (79,000)               -

Revaluation of existing warrants                   -              -      1,360,574               -              -                -

February 28, 2002, common stock issued
   for conversion of debt to equity at
   $1.92 per share                           260,270          2,603        497,397               -              -                -

February 28, 2002, common stock issued
   for loan default penalty at $0.75
   per share                                 150,000          1,500        111,000               -              -                -

April 8, 2002, warrants granted as
   incentive to extend debt payment
   terms                                           -              -        671,700               -              -                -

June 14, 2002, options granted for
   consulting contract                             -              -        128,000               -       (128,000)               -

June 14, 2002, common stock issued
   for services at $0.40 per share           150,000          1,500         58,500               -              -                -

June 21, 2002, common stock issued for
   conversion of convertible debentures
   at $0.15 per share                         85,526            855         12,143               -              -                -

June 25, 2002, common stock issued for
   conversion of convertible debentures
   At $0.06 per share                        265,625          2,656         14,344               -              -                -
                                          ----------   ------------   ------------   -------------   ------------   --------------

Balance forward                           39,680,515   $    396,805   $ 34,008,023   $     334,549   $ (1,817,800)  $  (37,510,434)
                                          ----------   ------------   ------------   -------------   ------------   --------------

   The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                       Deferred        Deficit
                                                                                                     Compensation    Accumulated
                                               Common Stock            Additional        Other            and         During the
                                          -------------------------      Paid-In     Comprehensive    Consulting     Development
                                            Shares        Amount         Capital        Income          Expense         Stage
                                          ----------   ------------   ------------   -------------   ------------   --------------
Balance forward                           39,680,515   $    396,805   $ 34,008,023   $     334,549   $ (1,817,800)  $  (37,510,434)

June 26, 2002, common stock issued
   for purchase of Elektryon assets at
   $0.11 per share                         3,500,000         35,000        350,000               -       (385,000)               -

June 27, 2002, common stock issued
   for conversion of debt to equity at
   $0.08 per share                           600,000          6,000         42,000               -              -                -

June 28, 2002, common stock issued for
   conversion of convertible debentures
   At $0.06 per share                        156,250          1,563          8,438               -              -                -

Valuation adjustment and amortization of
   deferred compensation                           -              -       (243,000)              -      1,327,672                -

Warrants issued in connection with debt
   obligations                                     -              -        930,065               -              -                -

July 1, 2002 common stock issued for
   equity line of credit at $0.026
   per share                                 687,500          6,875         10,759               -              -                -

July 1, 2002, warrants granted as
   incentive to extend debt                        -              -            259               -              -                -

July 8, 2002, common stock issued for
   equity line of credit at $0.026
   per share                                 287,159          2,872          4,494               -              -                -

July 11, 2002, common stock issued for
   equity line of credit at $0.03
   per share                               1,666,667         16,667         22,917               -              -                -

July 11, 2002, common stock issued for
   conversion of convertible debenture
   at $0.022 per share                       925,926          9,259         10,741               -              -                -

July 15, 2002, common stock issued for
   equity line of credit at $0.03
   per share                                 666,667          6,667          6,350               -              -                -

July 22, 2002, common stock issued for
   equity line of credit at $0.012
   per share                               2,521,930         25,218          3,531               -              -                -

July 29, 2002, common stock issued for
   equity line of credit at $0.011
   per share                               1,635,965         16,360          2,290               -              -                -

July 31, 2002, common stock issued for
   conversion of convertible debentures
   at $0.01 per share                      3,854,167         38,541         (1,541)              -              -                -
                                          ----------   ------------   ------------   -------------   ------------   --------------

Balance forward                           56,182,746   $    561,827   $ 35,155,326   $     334,549   $   (875,128)  $  (37,510,434)
                                          ----------   ------------   ------------   -------------   ------------   --------------

   The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                       Deferred        Deficit
                                                                                                     Compensation    Accumulated
                                               Common Stock            Additional        Other            and        During the
                                          -------------------------      Paid-In     Comprehensive    Consulting     Development
                                            Shares        Amount         Capital        Income          Expense         Stage
                                          ----------   ------------   ------------   -------------   ------------   --------------
Balance forward                           56,182,746   $    561,827   $ 35,155,326   $     334,549   $   (875,128)  $  (37,510,434)

Options granted to employees below
   market                                          -              -          5,815               -              -                -

Options granted for consulting services            -              -          7,996               -              -                -

Deferred consulting expensed                       -              -              -               -        875,128                -

Currency translations adjustment                   -              -              -        (334,549)             -                -

Net loss for the twelve months ended,
   December 31, 2002                               -              -              -               -              -      (21,480,828)
                                          ----------   ------------   ------------   -------------   ------------   --------------

Balance, December 31, 2002                56,182,746   $    561,827   $ 35,169,137   $           -   $          -   $  (58,991,262)
                                          ==========   ============   ============   =============   ============   ==============

   The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                                        From
                                                                                                    Inception on
                                                                         For the Years Ended          March 26,
                                                                            December 31,            1992 Through
                                                                  ------------------------------    December 31,
                                                                       2002            2001             2002
                                                                  -------------   --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                       $ (21,480,828)  $  (17,481,843)  $  (58,991,262)
   Adjustments to reconcile net loss to net
      cash used by operating activities:
         Depreciation and amortization                                  458,842        1,862,614        2,804,815
         Deferred consulting expense                                  1,959,800          197,665        2,486,798
         Value of common stock, warrants, options
            discounts on equity instruments issued
            for services, contingent notes                            4,159,917                -        7,962,847
         Loss on sale of assets                                               -                -          387,649
         Amortization of debenture discount                           2,350,152        1,628,386        4,628,538
         Gain on settlement of debt and write off of subsidiary      (5,762,376)        (157,822)      (6,085,539)
         Impairment loss                                             11,615,822          286,301       12,302,123
   Change in operating asset and liability accounts,
      net of amounts acquired in business combination:
         (Increase) decrease in advances to employees,
            prepaid expenses, and deposits                               16,613           79,341       (5,790,623)
         (Increase) in debt offering costs                              108,591         (108,591)               -
         Increase (decrease) in accounts payable                      1,226,767        3,151,818        5,412,047
         Increase in accrued expenses                                 4,108,853        2,761,772       13,487,774
         Increase in deferred revenue                                   (35,550)          35,550                -
                                                                  -------------   --------------   --------------

            Net Cash Used by Operating Activities                    (1,273,397)      (7,744,809)     (21,394,833)
                                                                  -------------   --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Cash lost in discontinued operations                                  (4,713)               -           (4,713)
   License agreement payments                                                 -                -         (400,000)
   Cash acquired in Sigma acquisition                                         -                -          142,254
   Proceeds from sale of assets                                               -                -                1
   Purchase of fixed assets                                                   -         (420,595)      (1,164,570)
   Equipment procurement costs                                                -                -         (564,110)
                                                                  -------------   --------------   --------------

            Net Cash Used by Investing Activities                        (4,713)        (420,595)      (1,991,138)
                                                                  -------------   --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Repayment of related party notes payable                              (5,250)        (113,776)      (1,640,226)
   Repayment of note payable                                                  -         (179,988)      (1,519,062)
   Loans from related parties                                            11,500          227,000        7,462,787
   Proceeds from notes payable                                          415,000        4,400,000        4,815,000
   Issuance of convertible debentures                                   650,000        1,800,000        3,100,000
   Common stock issued for cash                                         125,000                -       11,256,032
   Stock offering costs                                                       -                -          (26,289)
                                                                  -------------   --------------   --------------

            Net Cash Provided by Financing Activities                 1,196,250        6,133,236       23,448,242
                                                                  -------------   --------------   --------------

NET INCREASE (DECREASE) IN CASH                                         (81,860)      (2,032,168)          62,271

CASH AT BEGINNING OF PERIOD                                             144,131        2,176,299                -
                                                                  -------------   --------------   --------------

CASH AT END OF PERIOD                                             $      62,271   $      144,131   $       62,271
                                                                  =============   ==============   ==============

   The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)

                                                                                                     From
                                                                                                 Inception on
                                                                      For the Years Ended          March 26,
                                                                         December 31,            1992 Through
                                                               ------------------------------    December 31,
                                                                    2002            2001             2002
                                                               -------------   --------------   --------------
CASH PAID FOR:

   Interest                                                    $           -   $       16,488   $       16,488
   Income taxes                                                $           -   $            -   $            -

NON-CASH FINANCING ACTIVITIES

   Value of common stock, warrants, options and
      discounts on equity instruments issued for services      $   4,159,917   $            -   $    7,962,847
   Equity instruments issued for deferred consulting expense   $           -   $            -   $      740,000
   Common stock issued for recapitalization                    $           -   $            -   $    2,761,773
   Common stock issued for conversion of debt                  $           -   $      456,286   $    2,963,511
   Acquisition of licenses through license agreement payable   $           -   $            -   $    6,940,000
   Warrants granted in conjunction with debt instruments       $           -   $    3,261,386   $    3,261,386

   The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 1 -  ORGANIZATION AND DESCRIPTION OF BUSINESS

          The consolidated financial statements presented are those of Ocean Power Corporation and its wholly-owned Subsidiaries (the Company).

          The Company has had limited activities since inception and is considered a development stage company because no significant revenues have been realized and planned principal operations have not yet commenced. The Company had been planning to engage in the business of developing and marketing water desalination and renewable power generation systems that will be modular and mass produced. The Company had plans to pursue regional joint ventures in water and power challenged markets to build, own, operate and transfer modular seawater desalination and power plants. However, the Company has no ongoing operations and is pursuing a Chapter 11 bankruptcy reorganization.

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

          On July 12, 1999, Group changed its name to Ocean Power Corporation (Idaho).

          On July 21, 1999, Ocean Power Corporation (Delaware) was formed for the purpose of changing the domicile of Ocean Power Corporation (Idaho).

          On July 28, 1999, Delaware and Idaho merged to change the domicile from Idaho to Delaware with Delaware being the surviving entity. The Company is not current with its franchise tax filings with the state of Delaware.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 1 -  ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

          On December 1, 2002, the Company filed a voluntary petition under Chapter 11 of the bankruptcy code with the United States Bankruptcy Court Southern District of New York. See Note 17 for the discussion regarding the bankruptcy filing.

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

          SIGMA Elektroteknisk, AS (SIGMA), a company acquired in 2000 (Note 5) was incorporated on January 6, 1994 under the laws of the Country of Norway to engage in the business of developing and producing personal combustion power plants (PCP's), an energy converter utilizing a Stirling engine that runs on natural gas or propane and produces heat and electricity for use in micro CHP (combined heat and power) systems, an appliance to produce heat and power in households. Sigma has been dissolved through a bankruptcy filing in Norway (Note 16).

          Ocean Power UK Limited (UK) was incorporated as a wholly-owned subsidiary on October 31, 2000 under the laws of Great Britain to serve as a sales and marketing company in Europe. This company is no longer deemed to be a subsidiary of the Company as it is no longer in existence.

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

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

                                                            For the Years Ended
                                                                December 31,
                                                  ----------------------------------------
                                                        2002                    2001
                                                  ----------------        ----------------
Net loss before discontinued operations
   (numerator)                                    $     (3,877,129)       $     (3,271,591)
Net loss from discontinued operations
   (numerator)                                         (17,603,699)            (14,210,252)
                                                  ----------------        ----------------
Net loss                                               (21,480,828)            (17,481,843)

Weighted average number of shares
   outstanding (denominator)                            45,482,636              38,312,532
                                                  ----------------        ----------------

Loss per share                                    $          (0.47)       $          (0.46)
                                                  ================        ================

          c. Provision for Taxes

          The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, using the liability method. The estimated future tax effect of differences between the basis in assets and liabilities for tax and accounting purposes is accounted for as deferred taxes. In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were more likely than not that all, or some portion, of such deferred tax assets would not be realized. A full allowance against deferred tax assets was provided as of December 31, 2002.

          Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          c. Provision for Taxes (Continued)

          Net deferred tax assets and liabilities consist of the following components as of December 31, 2002:

                                                                    2002
                                                               ----------------
            Deferred tax assets:
               NOL carryover                                   $      9,736,600
               Accrued expenses                                         884,600

            Deferred tax liabilities:
               Depreciation                                              (2,900)

            Valuation allowance                                     (10,618,300)
                                                               ----------------

               Net Deferred Tax Asset                          $              -
                                                               ================

          The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2002 due to the following:
                                                                     2002
                                                               ----------------
            Book income                                        $     (6,864,307)
            Loss on disposal of assets                                  539,773
            Debt discount                                               268,614
            Meals & entertainment                                        20,334
            Warrant revaluation                                         530,624
            Debt issue                                                   12,250
            Contingency                                                  86,740
            Stock for services                                          751,901
            Penalties & interest                                         59,109
            Related party accrued interest                               45,276
            Valuation allowance                                       4,549,686
                                                               ----------------

                                                               $              -
                                                               ================

          At December 31, 2002, the Company had net operating loss carryforwards of approximately $24,000,000 that may be offset against future taxable income from the year 2002 through 2022. No tax benefit has been reported in the December 31, 2002 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

          Due to the  change in  ownership  provisions  of the Tax Reform Act of
          1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited to use in future years.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          d. Cash and Cash Equivalents

          The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

          e. Principles of Consolidation

          The financial statements for the year ended December 31, 2002, are consolidated with Ocean Power Corporation and its wholly-owned subsidiaries, Integrated Water and Power Corporation, Advanced Power Sources Corporation, Manufacturing Technologies Corporation, SIGMA Elektroteknisk, AS, Ocean Power UK Limited, and PowerCo US, Inc. All significant intercompany accounts and transactions have been eliminated. The subsidiaries were all defunct or dissolved as of December 31, 2002.

          f. Equipment

          Office equipment and software are recorded at cost. Major additions and renewals are capitalized and depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are depreciated over the shorter of their useful lives or the lease term. Depreciation expense for the years ended December 31, 2002 and 2001 was $131,842 and $186,872, respectively.

          Equipment consists of the following:

            Estimated Useful                                       December 31,
                  Life                                                 2002
            ----------------                                      -------------
                20 years       Equipment                          $     114,195
               5 - 7 years     Office equipment and furniture            99,274
               3 - 5 years     Computers and software                   159,287
                 7 years       Phone system                              20,466
                 7 years       Leasehold improvements                   280,843
                               Artwork                                    1,393
                               Accumulated depreciation                (308,855)
                                                                  -------------

                               Net Equipment                      $     366,603
                                                                  =============

          g. Goodwill

          The cost of investment in subsidiaries in excess of the fair value of net assets at the date of purchase is being amortized by the straight-line method over a period of ten years.

          Because of the adoption of SFAS No. 142, the Company is no longer amortizing the goodwill generated from the purchase of Sigma. Instead the goodwill is subject to impairment testing. Because of the bankruptcy of Sigma as discussed in Note 16, the Company recorded an impairment of goodwill of $5,656,207 which is part of the loss from discontinued operations.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

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

          i. Recent Accounting Pronouncements

          In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

          In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          i. Recent Accounting Pronouncements (Continued)

          In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. "The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

          In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company adopted Statement 123(R) in December of 2005.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          i. Recent Accounting Pronouncements (Continued)

          In December 2004, the Financial Accounting Standards Board issued two FASB Staff Positions - FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

          In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. In April
          2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

          In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          i. Recent Accounting Pronouncements (Continued)

          In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections." This new standard replaces APB Opinion No. 20, "Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements," and represents another step in the FASB's goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company has evaluated the impact of the adoption of Statement 154 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

          In February of 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125." SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006.. The Company is currently evaluating the impact SFAS No. 155 will have on its consolidated financial statements, if any.

          In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which will be effective for fiscal years that begin after December 15, 2006. This statement amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125, or SFAS 140, regarding (1) the circumstances under which a servicing asset or servicing liability must be recognized, (2) the initial and subsequent measurement of recognized servicing assets and liabilities, and (3) information required to be disclosed relating to servicing assets and liabilities. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          i. Recent Accounting Pronouncements (Continued)

          fiscal years. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

          In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The adoption of SFAS No. 158 had no impact on our financial position and results of operations.

          In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our financial position and results of operations.

          j. Revenue Recognition Policy

          The Company's policy to record revenue will be to record revenue upon shipment of goods and after all risks and rewards of ownership of the related products has passed to the buyer. The Company will record sales for services upon the completion of training, ratably over the life of any maintenance or support agreement and in the current period for any access or rental fees. The Company records billings and cash received in excess of revenue earned as deferred revenue. The Company had $-0- and $-0- revenue for the year ended December 31, 2002 and 2001, respectively, and $-0- and $35,550 deferred revenue at December 31, 2002 and 2001, respectively. The deferred revenue is included in accrued expenses because of the Company's bankruptcy filing.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          k. Advertising

          The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for the years ended December 31, 2002 and 2001 was $-0- and $38,006, respectively.

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

          Likewise, the intangible assets recorded in connection with the Company's licensing agreement with Aquamax and Keeran (Note 10(e)) were assessed to determine whether or not impairment existed by comparing the Company's progress in development of the desalination business as compared to the Company's benchmark expectations for development of its technology and positioning of the desalination business for commercial operations.

          The amount of any impairment considered necessary would be determined by comparing the book value of the net assets in the applicable line of business to fair value using methods such as the present-value of estimated future cash flows, sale value or other valuation methodologies available at the time, depending on the stage of development of the line of business and the Company's intentions at the time an impairment adjustment were considered necessary. All of the intangible assets were fully impaired in the 3rd Quarter of 2002.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          m. Research and Development

          All amounts expended for research and development are charged to expense as incurred. Research and development expense for the years ended December 31, 2002 and 2001 was $-0- and $4,144,063, respectively.

          n. Software Costs

          The Company applies the provisions of SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". All software used by the Company is considered to be purchased general use software and is capitalized pursuant to the Company's fixed asset capitalization policies.

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

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

          Because Sigma is no longer consolidated with the Company, there is no foreign currency translation as of December 31, 2002.

NOTE 3 -  ADVANCES TO EMPLOYEES

          During 1997, 1998, 1999 and 2000, the Company made cash advances of $663,965 to employees. The advances were formalized through the signing of notes receivable bearing interest at 7% per annum with each employee at the end of each year. Per the terms of the notes, interest is added to the balance of the notes at the end of each year. At December 31, 2001, the Company had outstanding employee advances of $370,107. Due to the bankruptcy of the Company, the employee advances were written off against the liabilities due to the employees for unpaid payroll.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 4 -  PATENTS AND LICENSING AGREEMENT

          The Company's patents and license agreement consisted of the following at December 31, 2002:

                                                                 December 31,
                                                                     2002
                                                               ----------------
            Patents                                            $              -
            Licensing Agreement - Aquamax and Keeran                  6,540,000
            Licensing Agreement - STM                                 2,000,000
            Accumulated amortization (impairment)                    (8,540,000)
                                                               ----------------
                                                               $              -
                                                               ================

          As part of the purchase of Sigma (Note 5), the Company acquired patents valued at their fair value of $1,006,670, adjusted for foreign currency fluctuations since the date of purchase. The patents have an estimated remaining life of 90 months from the date of Sigma acquisition. See also Note 16 for a discussion about the Sigma operations being discontinued. The patents at their net value of $719,421 are included in loss from discontinued operations.

          The license agreement relates to rights to patents and patent applications pertaining to technology acquired from Aquamax and Keeran (Note 10). The cost of the license agreement was being amortized over its estimated useful life of 10 years. Because of the Company's cash flow shortages and subsequent bankruptcy filing, the Company recorded amortization expense of $163,500 and elected to record an impairment expense of $5,348,150 associated with the remaining value of the Aquamax and Keeran rights and technology during the year ended December 31, 2002.

          At December 31, 2002, the Company has recognized a payable balance in the amount of $2,000,000 for the STM license, amortization expense of $213,670, and loss on impairment of the license in the amount of $1,786,330.

NOTE 5 -  BUSINESS COMBINATION

          In August 2000, the Company acquired SIGMA Elektroteknisk, AS (SIGMA) by exchanging 1,718,748 shares of its common stock for all of the common stock of SIGMA. The acquisition was accounted for as a purchase in accordance with APB 16, "Business Combinations." The excess of the total acquisition cost over the fair value of the net assets acquired of $6,589,756 was being amortized over 10 years by the straight-line method. Amortization expense amounted to $-0- and $658,976 for the years ended December 31, 2002 and 2001, respectively.

          Because of the adoption of SFAS No. 142, the Company is no longer amortizing the goodwill generated from the purchase of Sigma. Instead the goodwill is subject to impairment testing. Because of the bankruptcy of Sigma as discussed in Note 16, the Company recorded an impairment of goodwill of $5,656,207 which is part of the loss from discontinued operations.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 6 -  NOTES PAYABLE - RELATED PARTIES

          Notes payable - related parties at December 31, 2002 consisted of the following:

Unsecured note payable to a shareholder bearing interest
   at 10% per annum, all unpaid interest and principal due
   upon demand, secured by personal guarantee of officer.                 $         20,314

Unsecured note payable to an employee bearing interest
   at 10% per annum, all unpaid interest and principal due
   upon demand.                                                                    282,767

Unsecured note payable to an officer bearing interest at
   10% per annum, due upon demand.                                                  53,280

Unsecured note payable to an employee bearing interest at
   10% per annum, due upon demand.                                                  40,745

Unsecured note payable to an employee bearing interest at
   10% per annum, due upon demand.                                                 193,322

Unsecured note payable to an employee bearing interest at
   10% per annum, due upon demand.                                                  61,884

Unsecured note payable to an employee bearing interest at
   10% per annum, due upon demand.                                                  90,333

Unsecured note payable to an employee bearing interest at
   10% per annum due upon demand.                                                   52,324

Unsecured note payable to an employee bearing interest at
   5% per annum, due on November 20, 2004.                                         215,000

Unsecured note payable to an officer bearing no interest,
   due on demand                                                                    23,500
                                                                          ----------------

    Total Notes Payable - Related Parties                                 $      1,033,469
                                                                          ================

          Total interest expense to related parties was $116,093 and $93,909 for the years ended December 31, 2002 and 2001, respectively.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 6 -  NOTES PAYABLE - RELATED PARTIES (Continued)

          Annual maturities of notes related parties payable are as follows:

Years Ending
 December 31,
-------------
    2003                                                                  $      1,028,469
    2004                                                                             5,000
                                                                          ----------------
                                                                          $      1,033,469
                                                                          ================

NOTE 7 -  NOTES AND CONVERTIBLE DEBENTURES PAYABLE

          Notes and debentures payable at December 31, 2002 consist of the following:

                                                                            December 31,
                                                                                2002
                                                                          ----------------
Notes payable to two parties bearing interest at
   10.5%, collateralized by guarantee of the president
   of the Company, due in full by March 5, 2002. In default.              $      3,060,000

Notes payable to two parties  bearing  interest at 10%, without collateral, convertible into the Company's common stock at
   $4.00 per share, due in full by April 2, 2003.                                  600,000

Notes payable to eighteen parties bearing interest at 10% to
   13%, without collateral, due in full one year from issue.                     3,755,965

Post-petition notes payable to two parties bearing interest at
   15% without collateral, due on demand.                                          100,000

Three (3) convertible debentures payable due August to November
   2004, bearing interest at 12% per annum, uncollateralized, and convertible into shares of the Company's common stock at $1.50
   per share.                                                                      550,000

Fifteen (15) convertible debentures payable due August to
   December 2006, bearing interest at 12% per annum,
   uncollateralized, and convertible into shares of the
   Company's common stock at $1.00 to $1.50 per share.                           1,350,000

Four (4) convertible debentures payable due August 2006, bearing interest at 12% per annum, uncollateralized and convertible
   into shares of the Company's common stock at $1.50 per share.                    71,000
                                                                          ----------------

   Balance forward                                                        $      9,486,965
                                                                          ----------------

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 7 -  NOTES AND CONVERTIBLE DEBENTURES PAYABLE (Continued)

   Balance forward                                                        $      9,486,965

Convertible debenture payable to Cornell Capital Corporation, due November 30, 2006, bearing interest at 6% per annum,
   convertible into shares of common stock at either 120% of
   closing bid price on November 29, 2001 or 80% of
   lowest closing bid price for five trading days prior to conversion.             403,000
                                                                          ----------------

   Total Notes and Debentures Payable                                     $      9,889,965
                                                                          ================


          Annual maturities of notes and debentures payable are as follows:

Years Ending
December 31,
------------
    2003                                                                  $      9,889,965
    2004                                                                                 -
    2005                                                                                 -
    2006                                                                                 -
 Thereafter                                                                              -
                                                                          ----------------

                                                                          $      9,889,965
                                                                          ================

          As additional consideration for $3,000,000 of the notes payable, the Company granted 1,200,000 warrants valued at $3,730,212 pursuant to the Black Scholes pricing model using a risk-free interest rate of 6.43%, expected volatility of 228%, and an expected life of 3 years. The proceeds of the loans have been allocated between debt and additional paid-in capital in proportion to the relative fair value of the debt and the warrants. The portion allocated to equity was $1,662,746, and the remaining balance of $1,337,254 was recorded as debt, net of discount. The discount was fully amortized as of December 31, 2002.

          As additional consideration for $600,000 of the convertible notes payable, the Company granted 200,000 warrants with an exercise price of $1.50 per share and an expiration date of April 1, 2003. The warrants were valued at $2.73 per share ($546,000 in total) pursuant to the Black Scholes pricing model. The proceeds were allocated between debt and additional paid-in capital in proportion to the relative fair value of the debt and equity (warrants and beneficial conversion rights) elements of the transaction. The portion allocated to equity was $203,048 and the remaining balance of $396,952 has been recorded as debt, net of discount. The discount of $203,048, and debt issue costs of $12,000 were fully amortized to interest expense as of December 31, 2002

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 7 -  NOTES AND CONVERTIBLE DEBENTURES PAYABLE (Continued)

          As additional consideration for $1,400,000 of the non-convertible notes payable, the Company granted 425,002 warrants with an exercise price of $1.50 per share and 300,000 warrants with an exercise price of $1.00 per share, all with an expiration date of five years from the dates of grant. The warrants were valued at an average of $2.50 per share ($1,811,420 in total) pursuant to the Black Scholes pricing model.

          The proceeds were allocated between debt and additional paid-in capital in proportion to the relative fair value of the debt and equity (warrants and beneficial conversion rights) elements of the transaction. The portion allocated to equity was $773,102, and the remaining balance of $626,898 has been recorded as debt, net of discount. The discount of $773,102 was fully amortized to interest expense as of December 31, 2002.

          During the year ended December 31, 2001, the Company issued convertible debentures with detached warrants in exchange for $700,000 in cash from one entity and for interest due of $71,000 to three entities. The convertible debentures bear interest at 12% and are due in five years from the dates of issuance unless converted into the Company's common stock. The debentures payable are convertible into the Company's common stock at a price of $1.00 to $1.25 per share. Concurrent with the convertible debentures, the Company granted 1,694,667 warrants to purchase one share of the Company's common stock with an exercise price of $1.00 to $1.25 per share. The warrants were granted as additional consideration to the lenders for funding the convertible debentures and will be valued at $3,680,668 pursuant to the Black Scholes pricing model. The proceeds of the convertible debenture will be allocated between debt and additional paid-in capital in proportion to the relative fair value of the debt and the equity (warrants and beneficial conversion features) elements of the transactions. The portion allocated to equity was $621,488. The discount of $621,488 was fully amortized as of December 31, 2002.

          For the year ended December 31, 2002, the Company amortized $2,350,149 of the discounts to interest expense.

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 7 -  NOTES AND CONVERTIBLE DEBENTURES PAYABLE (Continued)

          During August 2001, the Company issued a convertible debenture for $5,000 in exchange for accrued interest on the $100,000 converted debenture discussed above. The debenture is due August 19, 2006. The debentures accrue interest at 12% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.50 per share. The debentures also carry warrants to purchase 6,667 shares of the Company's common stock at a price of $1.25 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $-0- and $218 at December 31, 2002 and 2001, respectively.

          During August 2001, the Company issued two amended convertible debentures for the two remaining $100,000 debentures discussed above. The amended debentures are due August 1, 2004. The amended debentures accrue interest at 12% per annum. The holders of the debentures retain the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.50 per share. The debentures also carry warrants to purchase 133,333 shares of the Company's common stock at a price of $0.75 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended convertible debentures amounted to $-0- and $19,267 at December 31, 2002 and 2001, respectively.

          During August 2001, the Company issued two convertible debentures for $12,000 each in exchange for accrued interest on the remaining two $100,000 debentures discussed above. The debentures are due August 19, 2006. The debentures accrue interest at 12% per annum. The holders of the debentures retain the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.50 per share. The debentures also carry warrants to purchase 16,000 shares of the Company's common stock at a price of $1.25 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $-0- and $1,048 at December 31, 2002 and 2001, respectively.

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 7 -  NOTES AND CONVERTIBLE DEBENTURES PAYABLE (Continued)

          During August 2001, the Company issued an amended convertible debenture for the $350,000 debenture discussed above. The amended debenture is due August 1, 2004. The amended debentures accrue interest at 12% per annum. The holders of the debentures retain the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.50 per share. The debentures also carry warrants to purchase 466,667 shares of the Company's common stock at a price of $0.75 per share. The warrants are exercisable immediately valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $-0- and $47,250 at December 31, 2002 and 2001, respectively.

          During August 2001,  the Company  issued a  convertible  debenture for
          $42,000 in exchange for accrued interest on the $350,000 debenture discussed above. The debenture is due August 19, 2006. The debenture accrues interest at 12% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.50 per share. The debenture also carry's warrants to purchase 56,000 shares of the Company's common stock at a price of $1.25 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $-0- and $1,834 at December 31, 2002 and 2001, respectively.

          During August 2001, the Company issued a convertible debenture for $200,000 in exchange for cash. The debenture is due August 19, 2006. The debenture accrues interest at 12% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.50 per share. The debentures also carry warrants to purchase 266,667 shares of the Company's common stock at a price of $1.25 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $-0- and $8,733 at December 31, 2002 and 2001, respectively.

          During August 2001, the Company issued a convertible debenture for $100,000 in exchange for cash. The debenture is due August 22, 2006. The debenture accrues interest at 12% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.50 per share. The debentures also carry warrants to purchase 133,333 shares of the Company's common stock at a price of $1.25 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $-0- and $4,366 at December 31, 2002 and 2001, respectively.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 7 -  NOTES AND CONVERTIBLE DEBENTURES PAYABLE (Continued)

          During September 2001, the Company issued a convertible debenture for $100,000 in exchange for cash. The debenture is due September 14, 2006. The debenture accrues interest at 12% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.00 per share. The debentures also carry warrants to purchase 300,000 shares of the Company's common stock at a price of $1.00 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $-0- and $3,533 at December 31, 2002 and 2001, respectively.

          During October 2001, the Company issued a convertible debenture for $100,000 in exchange for cash. The debenture is due October 29, 2006. The debenture accrues interest at 12% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.00 per share. The debentures also carry warrants to purchase 300,000 shares of the Company's common stock at a price of $1.00 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $-0- and $2,067 at December 31, 2002 and 2001, respectively.

          During November 2001, the Company issued a convertible debenture for $100,000 in exchange for cash. The debenture is due November 16, 2006. The debenture accrues interest at 12% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.00 per share. The debentures also carry warrants to purchase 300,000 shares of the Company's common stock at a price of $1.00 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $-0- and $1,500 at December 31, 2002 and 2001, respectively.

          During November 2001, the Company issued a convertible debenture for $500,000 in exchange for cash. The debenture is due November 29, 2006. The debenture accrues interest at 6% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt and accrued interest into the Company's restricted common stock at a price equal to 120% of the closing bid price of the Company's common stock as of the issue date of the debenture, or an amount equal to 80% of the lowest closing bid price of the Company's common for the five trading days immediately preceding the conversion date. Interest expense associated with the amended debenture amounted to $-0- and $32,548 at December 31, 2002 and 2001, respectively.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 7 -  NOTES AND CONVERTIBLE DEBENTURES PAYABLE (Continued)

          During December 2001, the Company issued a convertible debenture for $100,000 in exchange for cash. The debenture is due December 18, 2006. The debenture accrues interest at 12% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.00 per share. The debentures also carry warrants to purchase 300,000 shares of the Company's common stock at a price of $1.00 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $-0- and $433 at December 31, 2002 and 2001, respectively.

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 7 -  NOTES AND CONVERTIBLE DEBENTURES PAYABLE (Continued)

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 8 -  ACCRUED EXPENSES

          The Company's accrued expenses are comprised of the following items:

                                                                 December 31,
                                                                     2002
                                                               ----------------
            Accrued payroll taxes payable                      $         60,266
            Accrued interest payable - payroll                           52,717
            Accrued payroll tax penalty                                  98,845
            Accrued franchise taxes payable                             107,005
            Accrued payroll payable                                   2,103,656
            Aquamax/Keeran license fee payable                        3,600,000
            Accrued STM license fee payable                           2,000,000
            Due to EpriSolutions                                         35,500
            Accrued legal settlement - Mchargue                          66,863
            Accrued interest payable                                  2,008,496
            Accrued contingency for additional post
              petition claims                                           222,411
                                                               ----------------

               Total                                           $     10,355,759
                                                               ================

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

          The Company has incurred losses from its inception through December 31, 2002 of approximately $58,991,262. The Company does not have an established source of funds sufficient to cover its operating costs, has a substantial working capital deficit has relied exclusively on debt and equity financing, accordingly, there is substantial doubt about its ability to continue as a going concern.

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 9 -  GOING CONCERN (Continued)

          The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

          For the year ended December 31, 2000, the Company had amortized $279,334 of the contract, leaving a remaining balance of $410,667 at December 31, 2000 which is included as a reduction of stockholders' equity. At December 31, 2001, the remaining balance was $152,166 which is included as a reduction of stockholders equity. As a result of the bankruptcy the Company is no longer receiving services from Clement J. Wohlreich. At December 31, 2002, the remaining balance was expensed and is no longer a reduction.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

          a. Consulting Agreements (Continued)

          During June 2001, the Company entered into a two-year consulting agreement with Gene Martineau to receive services related to interfacing with institutional investors and brokerage firms. The Company issued 120,000 shares of common stock and granted 120,000 warrants exercisable for two years at $1.50. Pursuant to EITF 96-18, "Accounting For Equity Instruments that Are Issued To Other Than Employees For Acquiring Or In Conjunction With Selling, Goods or Services", the Company will continue to revalue the warrants until earned upon completion of services. The unamortized fair value at December 31, 2001 was $271,833 which is included as a reduction of stockholders equity. As a result of the bankruptcy the Company is no longer receiving services from Gene Martineau. The unamortized value at December 31, 2002 was expensed and is not included as a reduction of stock holders equity.

          On June 20, 2001, the Company (through its subsidiary Powerco US, Inc.) entered into an employment agreement with David Moard (Moard) wherein Moard would serve as the president of the Powerco. Terms of the agreement are as follows: (1) Moard's base salary will be $240,000 per year with the first and second years salary being deferred to future years,(later amended to deferring $60,000 per year starting November 1, 2001) and (2) Moard was granted 820,000 stock options exercisable at $1.50 per share of which 260,000 vest in year one, 360,000 vest in year two and 200,000 vest in year three. The employment agreement is in effect for three years. The Company has accrued wages of $115,824, which represents the deferred salary through December 31, 2001, and has expensed $270,593, which represents amortization of the intrinsic value of the stock options as well as the payroll expense. At December 31, 2001, the unamortized intrinsic value of the stock options amounted to $717,000, which is included as an offset to equity as deferred compensation expense and will be amortized over the vesting period of the options. At December 31, 2002, the unamortized intrinsic value of the stock options was $-0-because the Company fully vested all of the options.

          The Company laid off David Moard on July 31, 2002. At the time of the lay-off, Mr. Moard had accrued payroll, paid time off and vacation time in the amount of $235,947 and accrued expenses of $6,993 for a total of $242,940 and has an unsecured priority claim for that amount in the bankruptcy.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

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

          The unamortized portion of the deferred compensation at December 31, 2002 was zero as the entire amount was expensed during the twelve months ended December 31, 2002.

          c. Extension of Consulting Agreement

          On January 8, 2002, pursuant to an Extension and Expansion Agreement with Weckstein, the Company extended the consulting agreement with Weckstein for a minimum period of nine months and up to three years at the option of the Company. As compensation for this extension, the Company has issued to Weckstein 200,000 shares of common stock valued at $1.06 per share. The unamortized portion of the deferred compensation at December 31, 2002 was $-0-.

          On June 14, 2002, the Company extended the consulting agreement with Weckstein for a period of one year from June 30, 2002. As compensation for this extension, the Company has issued to Weckstein 400,000 options with an exercise price of $0.40 per share. On August 1, 2002, the exercise price of these options was changed to $0.05 per share. This change did not result in an increase to the related expense previously recognized. The unamortized portion of the deferred compensation at December 31, 2002 was zero and is not included as a reduction of stockholders' equity.

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

          The unamortized portion of the deferred compensation at December 31, 2002 was zero as the full amount has been expensed.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

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

            Year                                                    Amount
            ----                                               ----------------
            2002                                               $      1,500,000
            2003                                                      2,000,000
            2004                                                      3,000,000
                                                               ----------------

                                                               $      6,500,000
                                                               ================

          The Company paid an initial amount of $500,000 that was amortized over twelve months. The second annual payment in the amount of $500,000 was due and payable on April 20, 2001 and the third payment was due and payable on April 20, 2002. The Company defaulted on the second and third annual payments and under the terms of the contract, lost the exclusive rights to the Technology, but has retained the rights on a non exclusive basis. Due to this default and the inability of the Company to raise sufficient capital to develop the Company's products, the technology was deemed to be impaired as of September 23, 2001, or 60 days after notification of default. As of December 31, 2002, the Company has recognized a payable in the amount of $2,000,000, amortization expense in the amount of $213,670 and loss on impairment in the amount of $1,786,330.

          Even though the license agreement called for three separate payments as detailed above, STM has a general unsecured claim in the bankruptcy filing for $2,000,000.

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

          e. License Agreements (Continued)

          AQUAMAX/KEERAN (Continued)
          --------------------------

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

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

          As a result of the bankruptcy filing, SAIC has a general unsecured claim in the bankruptcy for $112,365.

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 11 - DILUTIVE INSTRUMENTS

          a. Stock Options

          A summary of the Company's outstanding stock options granted to non-employees and weighted average assumptions used for grants as of December 31, 2002 is presented below:

                        Date of                  Exercise      Exercise      Trading      Amount
     Description         Grant       Vesting      Number        Price         Price      Exercised
-------------------   -----------  -----------  -----------  ------------  -----------  -----------
1) D. Weckstein        06/23/99     Immediate       30,000   $       5.00  $      5.20     Canceled
2) Xcel Associates     07/12/99     Immediate      100,000   $       5.00  $      7.80       20,000
3) Xcel Associates     09/09/99     Immediate      100,000   $       1.00  $      2.90      100,000
4) D. Weckstein        12/07/99     Immediate      125,000   $       1.00  $      1.16     Canceled
5) D. Weckstein        02/18/00     Immediate      100,000   $       6.00  $      6.25     Canceled
6) EBM, Inc.           02/22/00     Immediate      100,000   $       1.50  $      6.25            -
7) D. Weckstein        04/19/00     Immediate      110,000   $       3.00  $      3.31            -
8) D. Weckstein        08/08/00     Immediate      100,000   $       3.50  $      3.58            -
9) Consultants         01/08/02     Immediate       87,132   $       1.00  $      1.06            -
10) D. Weckstein       08/01/02     Immeidate      400,000   $       0.05  $      0.05            -
11) Carl Fricke        09/01/02     Immediate      500,000   $       0.02  $      0.02            -
                                                -----------                             -----------

   Balance December 31, 2002                      1,752,132                                 120,000
                                                ===========                             ===========

                                    Risk-Free
                      Expiration    Interest     Expected      Expected     Expected
     Description         Date         Rate         Life       Volatility    Dividends     Expense
-------------------   -----------  -----------  -----------  ------------  -----------  -----------
1) D. Weckstein        Canceled       5.57%        3              186%          0       $    14,097
2) Xcel Associates     07/12/00       4.97%        1              227%          0            62,561
3) Xcel Associates     03/09/00       5.14%       0.5             113%          0             1,139
4) D. Weckstein        Canceled       5.92%        5              394%          0           130,402
5) D. Weckstein        Canceled       6.67%        3              415%          0           424,596
6) EBM, Inc.           02/22/04       6.67%        4              415%          0           624,998
7) D. Weckstein        04/19/03       6.75%        3              418%          0                 -
8) D. Weckstein        08/31/03       6.75%        3              427%          0           358,000
9) Consultants         01/08/12       3.48%       10              137%          0            90,106
10) D Weckstein        06/14/05       2.60%        3              202%          0                 -
11) Carl Fricke        09/01/04       2.14%        2              220%          0             7,996
                                                                                        -----------

   Balance December 31, 2002                                                            $ 1,713,895
                                                                                        ===========

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 11 - DILUTIVE INSTRUMENTS (Continued)

          a. Stock Options (Continued)

          During May 2000, 598,680 options were granted to an officer exercisable at $1.50 per share. The options vested immediately upon issuance. Compensation expense of $1,272,195 was recorded to reflect the excess of market value at the date of issuance over the options price. These options expired in May 2002.

          On January 8, 2002, the company granted 3,007,456 options to employees with an exercise price of $1.00 per share and a term of 10 years. The Company recorded $180,447 of expense which related to the difference between the closing price of the stock of $1.06 per share on January 8, 2002, and the exercise price of the options.

          During August 2002, 387,694 options were granted to employees of the Company exercisable at $0.05 per share. The options vested immediately upon issuances. Compensation expense of $5,815 was recorded to reflect the excess of market value at the date of issuance over the options price. These options expire in August 2012.

          The following table summarizes information about employee stock options outstanding at December 31, 2002:

                        Number of      Weighted
                         Options        Average       Weighted       Number of
                       Outstanding     Remaining       Average    Exercisable at
            Exercise  December 31,    Contractual     Exercise     December 31,
             Price        2002           Life           Price         2002
            --------  --------------  -------------  -----------  --------------

            $   1.00     3,007,456        9 years    $    1.00       3,007,456
            $   0.05       387,694      9.5 years    $    0.05         387,694

          Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under such plan consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation," the Company's net income
          (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                      For the Years Ended
                                                         December 31,
                                               --------------------------------
                                                   2002                2001
                                               --------------    --------------

            Net (loss) as reported             $ (21,480,828)    $  (17,481,843)
            Proforma                             (24,384,972)       (17,481,843)
            Basic and diluted (loss) per
              share as reported                        (0.47)             (0.46)
            Pro forma                                  (0.47)             (0.46)

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 11 - DILUTIVE INSTRUMENTS (Continued)

          a. Stock Options (Continued)

          The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

                                                                           2002
                                                                           -----

            Risk free interest rate                                        3.96%
            Expected life                                                    11
            Expected volatility                                             180%
            Dividend yield                                                  0.0

          b. Warrants

          A summary of the Company's outstanding warrants and fair value assumptions for grants as determined by the Black Scholes pricing model as of December 31, 2002 is presented below:

                                                                Average    Trading
                         Date of                   Exercise    Exercise    Price at     Amount
  Description             Grant       Vesting       Number       Price     Issuance    Exercised
---------------------  -----------  ------------ -----------  ----------  ----------  -----------
1) Various lenders         5/17/99  Upon             720,730  $     1.50  $     0.50        2,913
                                    debenture
                                    conversion
2) Conner Corp, Intl.       2/1/00  Immediately       10,000  $     2.17  $    4.125            -
3) Clement Wohlreich       7/25/00  Immediately      100,000  $     1.50  $     4.00            -
4) Gene Martineau          6/29/01  Immediately      120,000  $     1.50  $     2.80            -
5) Various Lenders         Various  Immediately    3,739,669  $     1.00  $     1.50            -
6) Frankie Foo              3/7/02  Immediately      140,000  $     0.70  $     0.86            -
7) Various Lenders      Various-02  Upon           3,614,944  $     0.76  $     0.92            -
                                    debenture
                                    conversion
8) Various Lenders      Various-02  Immediately    1,350,000  $     0.92  $     0.83            -
                                                 -----------                          -----------

   Balance, 12/31/02                               9,795,343                                2,913
                                                 ===========                          ===========

                                     Risk-Free
                       Expiration    Interest     Expected     Expected    Expected
  Description             Date         Rate         Life      Volatility   Dividends    Expense
-------------------    -----------  -----------  -----------  ----------  ----------  -----------
1) Various lenders         5/19/04     4.77%          5          319%         -           360,173
2) Conner Corp, Intl.       2/1/03     6.43%          3          419%         -            41,242
3) Clement Wohlreich       7/25/03     6.43%          3          419%         -           340,000
4) Gene Martineau          6/29/06     4.97%          5          216%         -                 -
5) Various Lenders        12/20/06     4.53%         3.5         220%         -         1,628,386
6) Frankie Foo              3/7/07      3.5%          5          131%         -           106,375
7) Various Lenders       2/03-4/07      3.5%      1-5 years      150%         -           823,687
8) Various Lenders       9/02-4/06      3.5%      1-5 years      150%         -           954,945
                                                                                      -----------

   Balance, 12/31/02                                                                  $ 4,254,808
                                                                                      ===========

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 12 - STOCK ISSUANCES

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

          During the quarter ended September 30, 2002, the Company issued a total of 7,465,888 shares of common stock for total advances of $125,000 on their Equity Line of Credit, see note 15 for further discussion of these issuances.

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 12 - STOCK ISSUANCES (Continued)

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

          On February 7, 2002, the Company granted 100,000 warrants for prepaid consulting services (See Note 10). The fair market value of the warrants as determined by the Black-Scholes pricing model was $79,000.

          On January 8, 2002, the Company issued 130,000 shares of common stock for prepaid consulting services (See Note 10). The shares were valued at the closing price of $1.06 per share on the date of issue. Concurrant with the issuance of the shares, the Company granted 300,000 warrants with an exercise price of $1.25 per share. The fair market value of the warrants as determined by the Black-Scholes pricing model was $120,000.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 12 - STOCK ISSUANCES (Continued)

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

          On January 8, 2002, the Company issued 200,000 shares of common stock for prepaid consulting services (See Note 10). The shares were valued at the closing price of $1.06 per share on the date of issue.

          On June 29, 2001, the Company issued 120,000 shares of common stock for consulting services valued at the closing price of $2.80 per share.

          On June 8, 2001, the Company issued 119,152 shares of common stock for the conversion of research advances payable to equity valued at $3.20 per share.

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 12 - STOCK ISSUANCES (Continued)

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 12 - STOCK ISSUANCES (Continued)

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 12 - STOCK ISSUANCES (Continued)

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 12 - STOCK ISSUANCES (Continued)

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 15 - EQUITY LINE OF CREDIT

          On November 29, 2001, the Company entered into an Equity Line of Credit with Cornell Capital Partners, L.P. (Cornell) pursuant to which the Company may, at its discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $10.0 million. For each share of common stock purchased under the Equity Line of Credit, Cornell will pay 95% of the lowest closing bid price on which our common stock is traded for the 5 days immediately following the notice date. Unless waived by Cornell, the amount of each advance is subject to a maximum advance amount based on an average daily volume of the Company's common stock. The Company may request an advance every three trading days. A consulting fee of 5% of each advance will be paid to Cornell upon closing each of the sales under this agreement. In addition, the Company issued 260,270 shares of common stock on February 28, 2002 as a commitment fee valued at $500,000, or $1.92 per share. The non-refundable commitment fee is included in accounts payable at December 31, 2001, and was fully expensed as debt offering costs. The Company has not drawn any advances under this agreement at December 31, 2001. The Company filed an SB-2, which was declared effective on June 19, 2002.

          On June 28, 2002 and July 8, 2002, the Company issued 687,500 shares and 287,159 shares respectively for a total of 974,659 shares of common stock for an advance of $25,000 on the Equity Line of Credit at $0.02565 per share.

          On July 11, 2002 and July 15, 2002, the Company issued 1,666,667 shares and 438,597 shares respectively for a total of 2,105,264 shares of common stock for an advance of $50,000 on the Equity Line of Credit at $0.02375 per share.

          On July 15, July 22 and July 29, 2002, the Company issued 228,070 shares, 2,521,930 shares and 1,635,965 shares respectively for a total of 4,385,965 shares of common stock for an advance of $50,000 on the Equity Line of Credit at $0.0114 per share.

NOTE 16 - DISCONTINUED OPERATIONS

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 16 - DISCONTINUED OPERATIONS (Continued)

          A summary of the Discontinued Operations are as follows:

                                                                             From
                                                For the                  Inception on
                                              Years Ended                  March 26,
                                              December 31,               1992 Through
                                    --------------------------------     December 31,
                                         2002              2001              2002
                                    --------------    --------------    --------------
REVENUES                            $            -    $            -    $            -
                                    --------------    --------------    --------------

EXPENSES

   General and administrative           15,342,482         8,150,521        41,229,049
   Impairment of intangible assets       7,433,043           212,191         7,645,234
   Research and development                 14,687         4,144,063         4,565,961
   Depreciation and amortization           429,707         1,862,614         2,292,321
                                    --------------    --------------    --------------

      Total Expenses                    23,219,919        14,369,389        55,732,565
                                    --------------    --------------    --------------

LOSS FROM OPERATIONS                   (23,219,919)      (14,369,389)      (55,732,565)
                                    --------------    --------------    --------------

OTHER INCOME (EXPENSE)

   Gain on settlement of debt            2,890,000           157,822         3,047,822
   Gain on write off of investment       2,870,376                 -         2,870,376
   Interest income                               -            75,425            30,783
   Interest expense                       (144,156)          (74,110)         (408,712)
                                    --------------    --------------    --------------

      Total Other Income (Expense)  $    5,616,220    $      159,137    $    5,540,269
                                    --------------    --------------    --------------

      NET LOSS                      $  (17,603,699)   $  (14,210,252)   $  (50,192,296)
                                    ==============    ==============    ==============

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 17 - BANKRUPTCY

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

          The Company has a history of being financed primarily by raising capital through private placements of its stock and/or loans from third parties. The proceeds from the financing have been used to develop the Company's technologies, pursue acquisitions and make strategic alliances and pay operating costs. Over the past twelve months, the Company has endeavored to stem severe cash flow shortages through, among other things, workforce and overhead reductions, and the consolidation of its business operations. Due to persistent cash flow shortages the Company terminated substantially all of its employees. As a result of a confluence of events, including a general contraction of available financing from capital markets and the recent bankruptcy in Norway of Sigma Elektroteknisk, AS, a wholly owned subsidiary, a Special Meeting of the Board of Directors was held on November 27, 2002, in which the Board unanimously consented to authorize the Company to file a voluntary petition under Chapter 11 of the Bankruptcy Code.

          On December 1, 2002, the Company filed a voluntary petition under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court Southern District of New York. On December 16, 2002, the United States Trustee appointed a creditors' committee pursuant to section 1102(a) of the Bankruptcy Code (the "Committee").

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 17 - BANKRUPTCY (Continued)

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 17 - BANKRUPTCY (Continued)

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

NOTE 18 - SUBSEQUENT EVENTS

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

          During the quarter ended December 31, 2005, the Company sold its ownership interest in the water assets pursuant to an order dated November 16, 2005, by the United

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 18 - SUBSEQUENT EVENTS (Continued)

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The Company currently has no directors or executive officers. Mr. Hopper, age 59, has been a paid consultant from February 2003 through the present. The Company retained Mr. Hopper in an administrative role, primarily to liaise with the Company's professional advisors and otherwise assist with the Company's bankruptcy filings, in bringing the Company's audited financial statements up to date, and in bringing all SEC filings up to date.

At December 31, 2002, the Company's directors were as follows:

Gloria Rose Ott            48       Chairman of the Board and Director
Joseph P. Maceda           50       President and Director
Robert L. Campbell         58       Vice-President and Director

The following is a brief description of the background of such former directors, excerpted from the Company's 2001 Form 10-KSB:

GLORIA ROSE OTT

Ms. Ott joined Ocean Power as Chairman of the Board in October 1998. Ms. Ott was founder and Chairman of Rapid Tech, Inc., from 1995 through 1999. RapidTech, a privately held corporation, managed a Defense Advanced Research project that employed agile manufacturing standards to the eventual mass-production of hybrid vehicles, teaming with Detroit Center Tools and the Taylor Dunn Company. In 1994, Ms. Ott received a Presidential Appointment and served on the Board of Directors of the Overseas Private Investment Corporation ("OPIC") until 1999. OPIC sells investment services to assist U.S. companies in some 140 emerging economies around the world with an active portfolio of $18.3 billion. In addition, from 1992-1998 Ms, Ott served as the President of Miraido Corporation, building a $24 million mixed-used real estate project on a city block in San Jose, California. Ms. Ott earned her Bachelor of Arts Degree at San Francisco State University and completed her graduate studies at Sonoma State University.

JOSEPH P. MACEDA

In January of 1997, Mr. Maceda founded Manufacturing Technologies Corporation to pursue the modular seawater desalination and power markets. This company became a wholly owned subsidiary of PTC Holdings, Inc, in March of 1998. Mr. Maceda also served as President. In June 1997, PTC Holdings merged with PTC Group, Inc. (OTCBB Symbol: PWRE), and Mr. Maceda became President of the merged company. Mr. Maceda has 22 years of experience in business development, management, finance, technology acquisition, and development in support of product commercialization. Since Mr. Maceda founded Ocean Power in January 1997, he has devoted 100% of his time to the development of the business that has evolved into Ocean Power. For the seven and half years prior, Mr. Maceda, was the VP of Development of H Power, a corporation formed to develop fuel cell, hydrogen generation, and storage technologies for use in the battery replacement, stationary power, and transportation markets. In March of 1987, Mr. Maceda founded Teledata International, Inc., which was developing wireless, wide-area networks for remote monitoring and control systems. From June 1998 until he left H Power in December, 1996, Mr. Maceda raised money, found technologies and developed strategic partnerships for marketing and manufacturing with companies such as Singapore Technologies, Rolls-Royce; Neste Oy; IBM; Duquesne; Sumitomo; British Nuclear Fuels; the U.S. Department of Defense; the U.K. Ministry of Defense, and others.

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

At December 31, 2002, the Company's only executive officer was Michael Hopper. Mr. Hopper joined the Company's predecessor in January 1997. From July 1999 to February 2003, Mr. Hopper served as Secretary/Treasurer and Chief Financial Officer of the Company. Joseph P. Maceda resigned as President of the Company on December 1, 2002.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Act of 1934 requires all Company executive officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of their ownership with the SEC. Executive officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Specific due dates for these reports have been established and the Company is required to report any delinquent filings and failures to file such reports.

The Company is unaware of the failure of any of its greater than ten percent beneficial owners to comply with any filing requirements under Section 16(a) during the year ended December 31, 2002.

Because the Company does not currently have any material business operations, the Company does not have a separate audit committee, and it does not have an audit committee financial expert. At such time as when the Company acquires a business or develops material business operations, it intends to form an audit committee and appoint an independent audit committee financial expert.

The Sarbanes-Oxley Act and related rules adopted by the SEC require publicly traded companies to disclose whether they have adopted a code of ethics that applies to a company's principal executive officer, principal financial officer and principal accounting officer or controller, or person's performing similar functions. The rules also define what constitutes a code of ethics. Because the Company does not currently have any material business operations, the Company has not yet adopted a code of ethics that meets the SEC's rules.

Item 10. Executive Compensation.

The Company currently has no executive officers. At December 31, 2002, the Company's only executive officer was Mr. Hopper. Mr. Hopper joined the Company's predecessor in January 1997. From July 1999 to February 2003, Mr. Hopper served as Secretary/Treasurer and Chief Financial Officer of the Company. Joseph P. Maceda resigned as President of the Company on December 1, 2002.

Summary

The following table sets forth information for the periods indicated concerning the aggregate compensation paid by the Company and its subsidiaries to the Messrs. Maceda and Hopper (the "Named Executives").

                           SUMMARY COMPENSATION TABLE

                            Annual Compensation                      Long-Term Compensation
                       ------------------------------    ----------------------------------------------
                                                                             Securities
Name and Principal                                       Restricted Stock    Underlying     All Other
      Position         Year    Base Salary     Bonus         Award(s)          Options     Compensation
-------------------    ----    -----------    -------    ----------------    ----------    ------------
 Joseph M. Maceda,     2002    $208,555(1)                                    1,100,000
     President
                       2001    $197,907(2)

                       2000    $191,400(2)

  Michael Hopper,      2002    $208,000(3)                                     500,000
Secretary/Treasurer
                       2001    $208,000(4)

                       2000    $136,714(4)    $37,500                          598,680

(1) $22,500 was the amount actually paid to Joseph M. Maceda in the year ended December 31, 2002.

(2) The amounts set forth above represent the salary payable by Ocean Power to Mr. Maceda. While the amount of salary due to Mr. Maceda under his employment agreement for 1999 was not paid, no note was ever issued, and the obligation of Ocean Power to pay such amount remained an uncertified obligation of Ocean Power. In 2000 and 2001, Ocean Power paid Mr. Maceda $87,500 and $2,632, respectively, of the amount owing for his 1999 salary. In 2000, Ocean Power paid Mr. Maceda $182,000 of his salary in cash and the remaining approximately $9,400 was paid in 2001. In 2001, Ocean Power paid Mr. Maceda $175,000 of his salary in cash and assumed an uncertified obligation to pay Mr. Maceda the remaining $22,907 due under his employment agreement.

(3) $46,000 was the amount actually paid to Michael Hopper in the year ended December 31, 2002.

(4) The amounts set forth above represent the salary payable by Ocean Power to Mr. Hopper. While the full amount of salary due to Mr. Hopper under his employment agreement for 1999 was not paid, no note was ever issued, and the obligation of Ocean Power to pay $85,120 remained an uncertified obligation of Ocean Power. In 2000 and 2001, Ocean Power paid Mr. Hopper $82,000 and $3,120, respectively, of the amount owing for his 1999 salary. In 2000, Ocean Power paid Mr. Hopper $130,000 of his salary in cash and the remaining approximately $6,714 was paid in 2001. In 2001, Ocean Power paid Mr. Hopper $204,000 of his salary in cash and assumed an uncertified obligation to pay Mr. Hopper the remaining $4,000 due under his employment agreement.

Options

The following table sets forth information concerning options granted to the Named Executives in the year ended December 31, 2002.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                             Percent of Total
                                     Number of Securities  Options Granted To   Exercise or
                                      Underlying Options   Employees In Fiscal   Base Price    Expiration
    Name and Principal Position             Granted               Year           ($/Share)        Date
-----------------------------------  --------------------  -------------------  -----------  ---------------
    Joseph M. Maceda, President            1,100,000              52.6%             1.00     January 8, 2012

Michael Hopper, Secretary/Treasurer          500,000              23.9%             1.00     January 8, 2012

The Named Executives did not exercise any options in the year ended December 31, 2002. The following table provides information with respect to unexercised options held by the Named Executives as of December 31, 2002.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                             YEAR-END OPTION VALUES

                       Number of Securities Underlying       Value of Unexercised In-the-Money
                           Unexercised Options at                   Options at Year End
                               Year-End (Number)                       (Dollars) (1)

Name                   Exercisable (1)    Unexercisable      Exercisable         Unexercisable
Joseph M. Maceda          1,100,000        $       0          $       0           $       0

Michael Hopper            1,098,680                0                  0                   0

      (1) Value of unexercised in-the-money options is determined by multiplying the number of shares subject to the option by the difference between the closing price of the Common Stock on the OTCBB at the end of 2002 and the option exercise price.

Employment Contracts

The Company maintained employment contracts with the Named Executives prior to their resignation. Following are excerpts from the Company's 2001 Form 10-KSB describing such contracts (which expired on January 1, 2003 and are no longer in effect).

JOSEPH P. MACEDA

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

Compensation of Directors

As of December 31, 2002, the Company had no standard arrangement pursuant to which its directors were compensated for services provided as a director.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information as of December 31, 2002 with respect to the beneficial ownership of Common Stock by all persons known by the Company to beneficially own more than 5% of its outstanding common stock (each, a "5% Owner"). Except as noted below, each shareholder exercises sole voting and investment power with respect to the shares beneficially owned.

                                                                     Number of Shares        Percent of
5% Owner:                                  Title of Class           Beneficially Owned        Class (1)
Joseph P. Maceda                               Common                       11,716,579(2)       20.5%
939 Union Street
Brooklyn, NY 11215

Robert L. Campbell                             Common                        7,205,341(3)       12.8%
15009 Rio Circle
Rancho Murieta, CA 95683

Algonquin Capital Management                   Common                        5,087,000(4)        8.6%
440 Main Street
Ridgefield, CT 06877

Elektryon                                      Common                        3,500,000           6.2%
Lenard Schwartzer, Attorney at Law
3800 Howard Hughes Parkway, #110
Las Vegas, NV 89109

Gloria Rose Ott                                Common                        2,870,000(5)        5.1%
20250 Edgewood Farm Lane
Purcellville, VA 20132

(1) Applicable percentage of ownership is based on 56,182,746 shares of common stock outstanding as of December 31, 2002, together with applicable options for each shareholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days from December 31, 2002 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Further, shareholdings are based on the information included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 and/or a shareholder listing obtained from the Company's transfer agent.

(2) Includes options to purchase 1,100,000 shares of common stock at an exercise price of $1.00 per share.

(3) Includes options to purchase 225,000 shares of common stock at an exercise price of $1.00 per share.

(4) Includes 4,876,000 shares of our common stock which are held by Algonquin. Such amount includes 3,188,000 shares which are issuable upon exercise of warrants for an exercise price of $1.50 per share. Algonquin's controlling member is Michael Lockwood, who may be deemed to share with the company
      (i) the power to vote or direct the vote of all of the shares and (ii) the power to dispose or direct disposition of all of the shares. Of the number of shares of our common stock listed above, 211, 000 are held by the Lockwood Children's Longterm Trust (the "Trust"), which holds such shares for the beneficiary children of Mr. Lockwood. Such amount includes 100,000 shares which are issuable upon exercise of warrants for an exercise price of $1.50 per share. Mr. Lockwood is a trustee of the Trust and may be deemed to share with the Trust (i) the power to vote or direct the vote of all of the shares and (ii) the power to dispose or direct disposition of all of the shares. The principal business address of Mr. Lockwood is the same as that set forth for Algonquin above.

(5) Includes options to purchase 250,000 shares of common stock at an exercise price of $1.00 per share.

Item 12. Certain Relationships and Related Transactions.

None.

Item 13. Exhibits.

The exhibits filed herewith are set forth in the Index to Exhibits (on the first page of the separate exhibit section, which follows the financial section of this report) and are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The Company's prior auditors, H.J. & Associates, LLC, resigned on April 30, 2003. Fees paid to H.J. & Associates, LLC during 2002 and 2001 are as follows:

                                                       2002          2001

Audit Fees                                          $   28,224    $   77,731

Audit Related Fees                                           0             0

Tax Fees                                                 2,458         1,651

All Other Fees                                               0             0

The Company's current independent auditors, Pritchett, Siler & Hardy, P.C., were engaged on November 28, 2006. The Company expects to use the auditors solely or primarily for the auditing of the Company's consolidated financial statements and the quarterly reviews of interim financial statements (the "Reviews"), including advice on audit and accounting matters that arose during or as a result of the audit or the Reviews and for services in connection with SEC filings. The provision of any additional services by the independent auditors must be approved by the Bankruptcy Court. On November 8, 2006, the Company engaged H.J. & Associates, LLC as the Company's accountants, including to assist in the preparation of the Company's financial statements and to prepare the Company's federal and state income tax returns.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Ocean Power Corporation

By: /s/ MICHAEL HOPPER                                Dated: January 31, 2008
    ----------------------------------------
    Michael Hopper, Authorized Signatory

                                INDEX TO EXHIBITS

Exhibit
Number                           Description of Exhibit
-------                          ----------------------

2.01 Chapter 11 Plan of Reorganization, In re: Ocean Power Corporation, Case No. 02-15989 (REG), dated January 14, 2008. **

2.02      Disclosure  Statement to Accompany Plan of Reorganization  Pursuant to
          Section 1125 of the Bankruptcy Code, In re: Ocean Power Corporation, Case No. 02-15989 (REG), dated January 14, 2008. **

2.03 Executed Term Sheet between the Company and Trinad Capital Master Fund Ltd., dated October 2006, and the Amendment thereto, dated September 18, 2007. **

3.01 Certificate of Incorporation of the Company dated July 21,1999, filed as Exhibit 3.01 to the Company's Form 10-KSB for the yearly period ended December 31, 2001 and incorporated herein by reference.

3.02 Bylaws of the Company, filed as Exhibit 3.02 to the Company's Form 10-KSB for the yearly period ended December 31, 2001 and incorporated herein by reference.

3.03 Articles of Incorporation of Kaniksu American Mining Company (Idaho), predecessor of Company, filed as Exhibit 3.03 to the Company's Form 10-KSB for the yearly period ended December 31, 2001 and incorporated herein by reference.

3.04 Company (Idaho) Certificate of Amendment of Kaniksu American Mining, dated August 28, 1995 for name change to Kaniksu Ventures, Inc., filed as Exhibit 3.04 to the Company's Form 10-KSB for the yearly period ended December 31, 2001 and incorporated herein by reference.

3.05 Certificate of Amendment for Kaniksu Ventures, Inc., dated April 2, 1997 for name change to Intryst, Inc., filed as Exhibit 3.05 to the Company's Form 10-KSB for the yearly period ended December 31, 2001 and incorporated herein by reference.

3.06 Articles of Amendment of Intryst, Inc. for name change to PTC Group, Inc., dated December 24, 1997, filed as Exhibit 3.06 to the Company's Form 10-KSB for the yearly period ended December 31, 2001 and incorporated herein by reference.

3.07 Articles of Amendment of PTC Group, Inc. for name change to Ocean Power Corporation, dated July 14, 1999, filed as Exhibit 3.07 to the Company's Form 10-KSB for the yearly period ended December 31, 2001 and incorporated herein by reference.

3.08 Articles of Merger of Ocean Power Corporation Idaho With Ocean Power Corporation Delaware, dated July 28, 1999, filed as Exhibit 3.08 to the Company's Form 10-KSB for the yearly period ended December 31, 2001 and incorporated herein by reference.

3.09 Certificate of Merger of Foreign and Domestic Corporation, dated July 28, 1999, filed as Exhibit 3.09 to the Company's Form 10-KSB for the yearly period ended December 31, 2001 and incorporated herein by reference.

10.01 Employment Agreement of Joseph P. Maceda, filed as Exhibit 10.02 to the Company's Form 10-KSB for the yearly period ended December 31, 2001 and incorporated herein by reference.

10.02 Employment Agreement of Michael Hopper, filed as Exhibit 10.03 to the Company's Form 10-KSB for the yearly period ended December 31, 2001 and incorporated herein by reference.

21.01     Subsidiaries  of the Company,  filed as Exhibit 21.01 to the Company's
          Form 10-KSB for the yearly period ended December 31, 2001 and incorporated herein by reference.

31.01 Certification pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes Oxley Act of 2002).**

32.01 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

**        Filed herewith.

                                   UNDERTAKING

The Company will furnish to any shareholder a copy of any of the exhibits listed above upon written request and upon payment of a specified reasonable fee, which fee shall be equal to the Company's reasonable expenses in furnishing the exhibit to the shareholder. Requests for exhibits and information regarding the applicable fee shall be direct to: Halperin Battaglia Raicht, LLP, at the address of the principal executive offices set forth on the cover of this Report on Form 10-KSB.