Form 10QSB
period 2003-03-31
OCEAN POWER CORP
filed 2008-02-01
CIK 1102423

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

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

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2003

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                                                    March 31,
                                                                      2003
                                                                  --------------
                                                                   (Unaudited)

                            ASSETS

CURRENT ASSETS

   Cash                                                           $          66
   Cash - restricted                                                    108,533
                                                                  -------------

     Total Current Assets                                               108,599
                                                                  -------------

EQUIPMENT, NET                                                                -
                                                                  -------------

TOTAL ASSETS                                                      $     108,599
                                                                  =============

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                               $   2,599,252
   Accrued expenses                                                   9,714,870
   Notes payable - related parties                                    1,033,469
   Notes and convertible debentures payable - current portion         8,654,884
                                                                  -------------

     Total Current Liabilities                                       22,002,475
                                                                  -------------

     Total Liabilities                                               22,002,475
                                                                  -------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 20,000,000 shares authorized of
    $0.001 par value; no shares outstanding                                   -
   Common stock: 500,000,000 shares authorized of
    $0.01 par value; 56,182,746 shares issued
    and outstanding                                                     561,827
   Additional paid-in capital                                        35,169,137
   Deficit accumulated during the development stage                 (57,624,840)
                                                                  -------------

     Total Stockholders' Equity (Deficit)                           (21,893,876)
                                                                  -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                                   $     108,599
                                                                  =============

The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Operations (Unaudited)

                                                                              From
                                                       For the            Inception on
                                                 Three Months Ended         March 26,
                                                      March 31,           1992 Through
                                             --------------------------     March 31,
                                                 2003          2002           2003
                                             -----------   ------------   -------------
REVENUES                                     $         -   $          -   $           -
                                             -----------   ------------   -------------

EXPENSES

   General and administrative                    253,901              -         253,901
   Depreciation and amortization                  15,964              -          15,964
                                             -----------   ------------   -------------

     Total Expenses                              269,865              -         269,865
                                             -----------   ------------   -------------

     LOSS FROM OPERATIONS                       (269,865)             -        (269,865)
                                             -----------   ------------   -------------

OTHER INCOME (EXPENSE)

   Interest income                                    12              -              12
   Gain (loss) on sale of assets               1,643,486              -       1,643,486
   Interest expense                               (7,211)      (723,699)     (8,806,177)
                                             -----------   ------------   -------------

     Total Other Income (Expense)              1,636,287       (723,699)     (7,162,679)
                                             -----------   ------------   -------------

INCOME (LOSS) BEFORE
 INCOME TAXES                                  1,366,422       (723,699)     (7,432,544)

   Income tax expense                                  -              -               -
                                             -----------   ------------   -------------

INCOME (LOSS) BEFORE
 DISCONTINUED OPERATIONS                       1,366,422       (723,699)     (7,432,544)

   (Loss) from discontinued
    operations                                         -     (4,226,682)    (50,192,296)
                                             -----------   ------------   -------------

NET INCOME (LOSS)                            $ 1,366,422   $ (4,950,381)  $ (57,624,840)
                                             ===========   ============   =============

BASIC AND DILUTED INCOME (LOSS) PER
 SHARE

   Income (loss) before discontinued
    operations                               $      0.02   $      (0.02)
   Discontinued operations                          0.00          (0.11)
                                             -----------   ------------

     Net income (loss)                       $      0.02   $      (0.13)
                                             ===========   ============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                        56,182,746     38,881,076
                                             ===========   ============

The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                   Deferred       Deficit
                                                                                                  Consulting    Accumulated
                                              Common Stock         Additional        Other         Expense       During the
                                        -----------------------      Paid-In     Comprehensive    and Asset     Development
                                           Shares       Amount       Capital     Income (Loss)   Acquisition       Stage
                                        -----------   ---------   -----------    -------------   -----------   -------------
Balance, December 31, 2002               56,182,746     561,827     35,169,137               -             -     (58,991,262)

Net income for the three months ended
 March 31, 2003 (Unaudited)                       -           -              -               -             -       1,366,422
                                        -----------   ---------   ------------   -------------   -----------   -------------

Balance, March 31, 2003 (Unaudited)      56,182,746   $ 561,827   $ 35,169,137   $           -   $         -   $ (57,624,840)
                                        ===========   =========   ============   =============   ===========   =============

The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                                    From
                                                                                                Inception on
                                                                   For the Three Months Ended     March 26,
                                                                            March 31,           1992 Through
                                                                   --------------------------     March 31,
                                                                       2003          2002           2003
                                                                   -----------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                        $ 1,366,422   $ (4,950,381)  $(57,624,840)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
     Depreciation and amortization                                      15,964        252,118      2,820,779
     Deferred consulting expense                                             -        321,122      2,486,798
     Value of common stock, warrants, options
      and discounts on equity instruments issued
      for services                                                           -      2,243,630      7,962,847
     Loss on sale of assets                                                  -              -        387,649
     Amortization of debenture discount and debt issue costs                 -        481,976      4,628,538
     Gain on disposition of debt and write off of subsidiary                 -              -     (6,085,539)
     Gain on sale of assets                                         (1,643,486)             -     (1,643,486)
     Impairment loss                                                         -         84,245     12,302,123
   Change in operating asset and liability accounts,
    net of amounts acquired in business combination:
     (Increase) decrease in advances to employees,
      prepaid expenses, deposits and debt offering costs                18,402         44,903     (5,772,221)
     Increase (decrease) in accounts payable                           170,871       (277,333)     5,582,918
     Increase (decrease) in accrued expenses                             1,337        909,382     13,489,111
                                                                   -----------   ------------   ------------

       Net Cash Used by Operating Activities                           (70,490)      (890,338)   (21,465,323)
                                                                   -----------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES

   Cash lost in discontinued operation                                       -              -         (4,713)
   Payments on license agreement                                             -              -       (400,000)
   Cash acquired in Sigma acquisition                                        -              -        142,254
   Proceeds from sale of assets                                              -              -              1
   Purchase of fixed assets                                                  -              -     (1,164,570)
   Equipment procurement costs                                               -              -       (564,110)
                                                                   -----------   ------------  -------------

       Net Cash Used by Investing Activities                                 -              -     (1,991,138)
                                                                   -----------   ------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from notes payable                                         116,818        200,000      4,931,818
   Repayment of related party notes payable                                  -              -     (1,640,226)
   Repayment of notes payable                                                -              -     (1,519,062)
   Loans from related parties                                                -              -      7,462,787
   Issuance of convertible debentures                                        -        550,000      3,100,000
   Common stock issued for cash                                              -              -     11,256,032
   Stock offering costs                                                      -              -        (26,289)
                                                                   -----------   ------------  -------------

       Net Cash Provided by Financing Activities                       116,818        750,000     23,565,060
                                                                   -----------   ------------  -------------

The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
          Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                                                                    From
                                                                                                Inception on
                                                                   For the Three Months Ended     March 26,
                                                                            March 31,           1992 Through
                                                                   --------------------------     March 31,
                                                                       2003          2002           2003
                                                                   -----------   ------------   ------------
NET INCREASE (DECREASE) IN CASH                                    $    46,328   $   (140,338)  $    108,599

CASH AT BEGINNING OF PERIOD                                             62,271        144,131              -
                                                                   -----------   ------------   ------------

CASH AT END OF PERIOD                                              $   108,599   $      3,793   $    108,599
                                                                   ===========   ============   ============

CASH PAID FOR:

  Interest                                                         $         -   $          -   $     16,488
  Income taxes                                                     $         -   $          -   $          -

NON-CASH FINANCING ACTIVITIES

  Value of common stock, warrants, options and
   discounts on equity instruments issued for services             $         -   $  2,243,630   $  7,962,847
  Equity instruments issued for deferred consulting
   expense/asset acquisition                                       $         -   $    160,000   $    740,000
  Common stock issued for recapitalization                         $         -   $          -   $  2,761,773
  Common stock issued for conversion of debt                       $         -   $          -   $  2,963,511
  Acquisition of licenses through license agreement
   Payable                                                         $         -   $          -   $  6,940,000
  Warrants granted in conjunction with debt instruments            $         -   $    617,149   $  3,261,386

The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2003

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

      On December 1, 2002, the Company filed a voluntary petition under Chapter 11 of the bankruptcy code with the United States Bankruptcy Court Southern District of New York. See Note 5 for the discussion regarding the bankruptcy filing.

NOTE 2 - ACCRUED EXPENSES

      The Company's accrued expenses are comprised of the following items:

                                                                     March 31,
                                                                       2003
                                                                    -----------
                                                                    (Unaudited)

      Accrued payroll taxes payable                                 $    60,266
      Accrued interest payable - payroll                                 52,717
      Accrued payroll tax penalty                                        98,845
      Accrued taxes payable                                             107,005
      Accrued payroll payable                                         2,103,656
      Aquamax/Keeran license fee payable                              3,600,000
      Accrued STM license fee payable                                 2,000,000
      Due to third parties                                               35,550
      Accrued legal settlement - Mchargue                                66,683
      Accrued interest payable                                        1,367,737
      Accrued contingency for additional post
       Petition claims                                                  222,411
                                                                    -----------

           Total                                                    $ 9,714,870
                                                                    ===========

NOTE 3 - GOING CONCERN

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

      The Company has incurred losses from its inception through March 31, 2003 of approximately $57,624,840. The Company does not have an established source of funds sufficient to cover its operating costs, has a working capital deficit of approximately $21,894,000, has relied exclusively on debt and equity financing. Additionally the Company's wholly-owned subsidiary Sigma was forced into bankruptcy because of non-payment of employee salaries. Accordingly, there is substantial doubt about its ability to continue as a going concern.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2003

NOTE 3 - GOING CONCERN (Continued)

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

NOTE 4 - DILUTIVE INSTRUMENTS

      a. Stock Options

      The Company had outstanding stock options to purchase 987,132 shares of the Company's common stock to non-employees as of March 31, 2003. These options expire on various dates beginning in April 2003 and ending in January 2012.

      The following table summarizes information about employee stock options outstanding at March 31, 2003:

                         Number of      Weighted
                          Options        Average      Weighted       Number of
                        Outstanding     Remaining      Average    Exercisable at
            Exercise     March 31,     Contractual    Exercise       March 31,
              Price        2003           Life          Price          2003
            --------    ----------     -----------    --------    --------------

            $   1.00      3,007,456     8.75 years    $   1.00         3,007,456
            $   0.05        387,694     9.25 years    $   0.05           387,694

      Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under such plan consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                    For the Three Months Ended
                                                            March 31,
                                                   ---------------------------
                                                       2003           2002
                                                   -----------   -------------

            Net income (loss) as reported          $ 1,366,422   $  (4,950,381)
            Proforma                                 1,366,422      (7,881,175)
            Basic and diluted income (loss)
             per share as reported                        0.02           (0.13)
            Pro forma                                     0.02           (0.20)

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2003

NOTE 4 - DILUTIVE INSTRUMENTS (Continued)

      There were no stock options granted during the three months ended March 31, 2003.

      b. Warrants

      A summary of the Company's outstanding warrants as of March 31, 2003, and changes during the three months then ended is presented below:

                                                                       Weighted
                                                                        Average
                                                                       Exercise
                                                            Shares       Price
                                                          ---------    --------
            Outstanding, December 31, 2002                9,795,343    $   0.92

            Granted                                               -           -
            Expired/Cancelled                              (660,000)      (1.06)
            Exercised                                             -           -
                                                          ---------    --------

            Outstanding, March 31, 2003                   9,135,343    $   0.91
                                                          =========    ========

            Exercisable, March 31, 2003                   9,135,343    $   0.91
                                                          =========    ========

                                             Outstanding                       Exercisable
                               --------------------------------------   ------------------------
                                               Weighted
                                  Number        Average      Weighted       Number      Weighted
                               Outstanding     Remaining     Average     Exercisable     Average
               Range of          at March     Contractual    Exercise      at March     Exercise
            Exercise Prices      31, 2003         Life         Price       31, 2003       Price
            ---------------    -----------    -----------    --------    -----------    --------
            $          1.50        940,730           1.31    $   1.50        940,730    $   1.50
                  0.90-1.10      4,839,668           3.69        0.97      4,839,668        0.97
                  0.50-0.75      3,354,945           3.69        0.64      3,354,945        0.64
            ---------------    -----------   ------------   ---------    -----------    --------

            $     0.50-1.50      9,135,343           3.45    $   0.91      9,135,343    $   0.91
            ===============    ===========    ===========    ========    ===========    ========

NOTE 5 - BANKRUPTCY

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2003

NOTE 5 - BANKRUPTCY (Continued)

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2003

NOTE 5 - BANKRUPTCY (Continued)

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

NOTE 6 - SALE OF ASSETS

      During the quarter ending March 31, 2003, the Company filed a motion in the bankruptcy case to approve the proposed sale of substantially all of its assets to Algonquin Capital Management, L.L.C. and Hibernia Capital Management, L.L.C., subject to higher and better offers. By order dated February 6, 2003, the Bankruptcy Court authorized the asset sale agreement with Algonquin Capital Management L.L.C. and Hibernia Capital Management L.L.C. as modified by the Creditor Settlement Agreement and assumption and assignment of certain executory contracts, licenses and intellectual property rights for a credit bid of $2,000,000. As part of the Creditor Settlement Agreement, Algonquin Capital Management L.L.C. and Hibernia Capital Management L.L.C. reconveyed to the bankruptcy estate a 60% ownership in the Water Assets of the Company. The Bill of Sale consummating the sale was signed on February 19, 2003. As a result of this asset sale the Company recognized a gain on sale of assets in the amount of $1,643,486. The Company had no basis in the water assets prior to the original sale and therefore recognized no gain on the subsequent return of those assets.

NOTE 7 - DEBTOR-IN-POSSESSION FINANCING

      During the quarter ending March 31, 2003, the Company received $116,818 from the issuance of notes and advances pursuant to a debtor-in-possession financing facility, approved pursuant to an order by the United States Bankruptcy Court for the Southern District of New York. The applicable interest rate was 15%.

NOTE 8 - SUBSEQUENT EVENTS

      During the quarter ending June 30, 2003, the Company received $20,000 from the issuance of notes and advances pursuant to a debtor-in-possession financing facility, approved pursuant to an order by the United States Bankruptcy Court for the Southern District of New York. The applicable interest rate was 15%.

      During the quarter ending September 30, 2003, the Company received $80,000 from PowerPlay Energy pursuant to the creditor settlement agreement discussed in Note 5.

      During the quarter ended December 31, 2005, the Company sold its ownership interest in the water assets pursuant to an order dated November 16, 2005, by the United States Bankruptcy

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2003

NOTE 8 - SUBSEQUENT EVENTS (Continued)

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

Three Month Periods Ended March 31, 2003 and 2002

The business of the Company during the quarter ended March 31, 2003 included only its consideration of various plan of reorganization opportunities and incurring administrative expenses in connection with the Bankruptcy Case, e.g., related to legal, accounting and administrative activities. There were no revenue-generating activities (other than the Primary Asset Sale, as described in the Notes to the Financial Statements included in Item 1 of this Form 10-QSB). The only employee of the Company during 2003 was Mr. Michael Hopper who resigned his position in February 2003 at the time of the Primary Asset Sale. The Company has had no employees since that time. The administrative activities of the Company are performed by outside consultants and advisors. Direct administrative expenses of the Company totaled $269,865 and $0 for the three-month periods ended March 31, 2003 and 2002, respectively. During the three months ended March 31, 2002, the Company incurred $4,232,308 in expenses that were reported as part of discontinued operations.

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

(b) Changes in internal controls.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during the quarter ended March 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

       /s/ MICHAEL HOPPER
       ---------------------------
Name:  Michael Hopper
Title: Authorized Signatory
Date:  January 31, 2008

                                INDEX TO EXHIBITS

Exhibit
Number                            Description of Exhibit
-------                           ----------------------

31.01 Certification pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes Oxley Act of 2002).**

32.01 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

**       Filed herewith.