Form 10QSB
period 2003-06-30
OCEAN POWER CORP
filed 2008-02-01
CIK 1102423

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

                                  June 30, 2003

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                                                      June 30,
                                                                       2003
                                                                   -------------
                                                                    (Unaudited)

                           ASSETS

CURRENT ASSETS

   Cash - restricted                                               $    104,868
                                                                   ------------

     Total Current Assets                                               104,868
                                                                   ------------

EQUIPMENT, NET                                                                -
                                                                   ------------

TOTAL ASSETS                                                       $    104,868
                                                                   ============

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                                $  2,624,968
   Accrued expenses                                                   9,723,310
   Notes payable - related parties                                    1,033,469
   Notes and convertible debentures payable - current portion         8,674,884
                                                                   ------------

     Total Current Liabilities                                       22,056,631
                                                                   ------------

     Total Liabilities                                               22,056,631
                                                                   ------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 20,000,000 shares authorized of
     $0.001 par value; no shares outstanding                                  -
   Common stock: 500,000,000 shares authorized of
     $0.01 par value; 56,182,746 shares issued
     and outstanding                                                    561,827
   Additional paid-in capital                                        35,169,137
   Deficit accumulated during the development stage                 (57,682,727)
                                                                   ------------

     Total Stockholders' Equity (Deficit)                           (21,951,763)
                                                                   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                                    $    104,868
                                                                   ============

The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Operations (Unaudited)

                                                                                                                          From
                                                           For the                            For the                 Inception on
                                                     Three Months Ended                  Six Months Ended               March 26,
                                                          June 30,                           June 30,                 1992 Through
                                             ---------------------------------   ---------------------------------      June 30,
                                                   2003              2002              2003             2002              2003
                                             ----------------  ---------------   ---------------  ----------------  ---------------
REVENUES                                     $              -  $             -   $             -  $              -  $             -
                                             ----------------  ---------------   ---------------  ----------------  ---------------

EXPENSES

   General and administrative                          49,491                -           303,392                 -          303,392
   Depreciation and amortization                            -                -            15,964                 -           15,964
                                             ----------------  ---------------   ---------------  ----------------  ---------------

     Total Expenses                                    49,491                -           319,356                 -          319,356
                                             ----------------  ---------------   ---------------  ----------------  ---------------

     LOSS FROM OPERATIONS                             (49,491)               -          (319,356)                -         (319,356)
                                             ----------------  ---------------   ---------------  ----------------  ---------------

OTHER INCOME (EXPENSE)

   Interest income                                         44                -                56                 -               56
   Gain (loss) on sale of assets                            -                -         1,643,486                 -        1,643,486
   Interest expense                                    (8,440)        (439,389)          (15,651)       (1,245,073)      (8,814,617)
                                             ----------------  ---------------   ---------------  ----------------  ---------------

     Total Other Income (Expense)                      (8,396)        (439,389)        1,627,891        (1,245,073)      (7,171,075)
                                             ----------------  ---------------   ---------------  ----------------  ---------------

INCOME (LOSS) BEFORE
 INCOME TAXES                                         (57,887)        (439,389)        1,308,535        (1,245,073)      (7,490,431)

   Income tax expense                                       -                -                 -                 -                -
                                             ----------------  ---------------   ---------------  ----------------  ---------------

INCOME (LOSS) BEFORE
 DISCONTINUED OPERATIONS                              (57,887)        (439,389)        1,308,535        (1,245,073)      (7,490,431)

   (Loss) from discontinued
    operations                                              -      (13,690,343)                -       (17,835,040)     (50,192,296)
                                             ----------------  ---------------   ---------------  ----------------  ---------------

NET INCOME (LOSS)                            $        (57,887) $   (14,129,732)  $     1,308,535  $    (19,080,113) $   (57,682,727)
                                             ================  ===============   ===============  ================  ===============

BASIC AND DILUTED INCOME (LOSS) PER
 SHARE

   Income (loss) before discontinued
    operations                               $          (0.00) $         (0.01)  $          0.02  $          (0.03)
   Discontinued operations                               0.00            (0.35)             0.00             (0.46)
                                             ----------------  ---------------   ---------------  ----------------

     Net income (loss)                       $          (0.00) $         (0.36)  $          0.02  $          (0.49)
                                             ================  ===============   ===============  ================

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                             56,182,746       39,405,851        56,182,746        39,144,913
                                             ================  ===============   ===============  ================

The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                          Deferred       Deficit
                                                                                                         Consulting    Accumulated
                                               Common Stock             Additional         Other          Expense       During the
                                       ----------------------------       Paid-In      Comprehensive      and Asset    Development
                                          Shares          Amount          Capital       Income (Loss)   Acquisition       Stage
                                       -------------  -------------   --------------  ---------------   -----------  ---------------
Balance, December 31, 2002                56,182,746        561,827       35,169,137                -             -     (58,991,262)

Net income for the six months ended
 June 30, 2003 (Unaudited)                         -              -                -                -             -       1,308,535
                                       -------------  -------------   --------------  ---------------  ------------  --------------

Balance, June 30, 2003 (Unaudited)        56,182,746  $     561,827   $   35,169,137  $             -  $          -  $  (57,682,727)
                                       =============  =============   ==============  ===============  ============  ==============

The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                                              From
                                                                                                         Inception on
                                                                      For the Six Months Ended             March 26,
                                                                              June 30,                   1992 Through
                                                               -------------------------------------       June 30,
                                                                      2003               2002                 2003
                                                               -----------------   -----------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                    $       1,308,535   $     (19,080,113) $      (57,682,727)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
     Depreciation and amortization                                        15,964             401,339           2,820,779
     Deferred consulting expense                                               -           1,084,672           2,486,798
     Value of common stock, warrants, options
      and discounts on equity instruments issued
      for services                                                             -           2,475,326           7,962,847
     Loss on sale of assets                                                    -                   -             387,649
     Amortization of debenture discount and debt issue costs                   -             688,757           4,628,538
     Gain on disposition of debt and write off of subsidiary                   -          (2,892,000)         (6,085,539)
     Gain on sale of assets                                           (1,643,486)                  -          (1,643,486)
     Impairment loss                                                           -          13,089,250          12,302,123
     Bad debt expense                                                          -             369,569                   -
   Change in operating asset and liability accounts,
    net of amounts acquired in business combination:
     (Increase) decrease in advances to employees,
      prepaid expenses, deposits and debt offering costs                  18,402              48,362          (5,772,221)
     Increase (decrease) in accounts payable                             196,587             914,499           5,608,634
     Increase (decrease) in accrued expenses                               9,777           1,837,520          13,497,551
                                                               -----------------   -----------------  ------------------

       Net Cash Used by Operating Activities                             (94,221)         (1,062,819)        (21,489,054)
                                                               -----------------   -----------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Cash lost in discontinued operation                                         -              (4,713)             (4,713)
   Payments on license agreement                                               -                   -            (400,000)
   Cash acquired in Sigma acquisition                                          -                   -             142,254
   Proceeds from sale of assets                                                -                   -                   1
   Purchase of fixed assets                                                    -                   -          (1,164,570)
   Equipment procurement costs                                                 -                   -            (564,110)
                                                               -----------------   -----------------  ------------------

       Net Cash Used by Investing Activities                                   -              (4,713)         (1,991,138)
                                                               -----------------   -----------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from notes payable                                           136,818             280,000           4,951,818
   Repayment of related party notes payable                                    -              (5,250)         (1,640,226)
   Repayment of notes payable                                                  -                   -          (1,519,062)
   Loans from related parties                                                  -              11,500           7,462,787
   Issuance of convertible debentures                                          -             650,000           3,100,000
   Common stock issued for cash                                                -                   -          11,256,032
   Stock offering costs                                                        -                   -             (26,289)
                                                               -----------------   -----------------  ------------------

       Net Cash Provided by Financing Activities                         136,818             936,250          23,585,060
                                                               -----------------   -----------------  ------------------

The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
          Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                                                                             From
                                                                                                         Inception on
                                                                      For the Six Months Ended             March 26,
                                                                              June 30,                   1992 Through
                                                               -------------------------------------       June 30,
                                                                      2003               2002                 2003
                                                               -----------------   -----------------  ------------------
NET INCREASE (DECREASE) IN CASH                                $          42,597   $        (131,282) $          104,868

CASH AT BEGINNING OF PERIOD                                               62,271             144,131                   -
                                                               -----------------   -----------------  ------------------

CASH AT END OF PERIOD                                          $         104,868   $          12,849  $          104,868
                                                               =================   =================  ==================

CASH PAID FOR:

  Interest                                                     $               -   $               -  $           16,488
  Income taxes                                                 $               -   $               -  $                -

NON-CASH FINANCING ACTIVITIES

  Value of common stock, warrants, options and
   discounts on equity instruments issued for services         $               -   $       2,475,326  $        7,962,847
  Equity instruments issued for deferred consulting
   expense/asset acquisition                                   $               -   $         818,800  $          740,000
  Common stock issued for recapitalization                     $               -   $               -  $        2,761,773
  Common stock issued for conversion of debt                   $               -   $         106,000  $        2,963,511
  Acquisition of licenses through license agreement
   Payable                                                     $               -   $               -  $        6,940,000
  Warrants granted in conjunction with debt instruments        $               -   $         717,149  $        3,261,386

The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2003

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

      On December 1, 2002, the Company filed a voluntary petition under Chapter 11 of the bankruptcy code with the United States Bankruptcy Court Southern District of New York. See Note 5 for the discussion regarding the bankruptcy filing.

NOTE 2 - ACCRUED EXPENSES

      The Company's accrued expenses are comprised of the following items:

                                                                   June 30,
                                                                     2003
                                                               -----------------
                                                                  (Unaudited)

      Accrued payroll taxes payable                            $          60,266
      Accrued interest payable - payroll                                  52,717
      Accrued payroll tax penalty                                         98,845
      Accrued taxes payable                                              107,005
      Accrued payroll payable                                          2,103,656
      Aquamax/Keeran license fee payable                               3,600,000
      Accrued STM license fee payable                                  2,000,000
      Due to third parties                                                35,550
      Accrued legal settlement - Mchargue                                 66,683
      Accrued interest payable                                         1,376,177
      Accrued contingency for additional post
       Petition claims                                                   222,411
                                                               -----------------

           Total                                               $       9,723,310
                                                               =================

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

      The Company has incurred losses from its inception through June 30, 2003 of approximately $57,682,727. The Company does not have an established source of funds sufficient to cover its operating costs, has a working capital deficit of approximately $21,951,000, has relied exclusively on debt and equity financing. Additionally the Company's wholly-owned subsidiary Sigma was forced into bankruptcy because of non-payment of employee salaries. Accordingly, there is substantial doubt about its ability to continue as a going concern.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2003

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

NOTE 4 - DILUTIVE INSTRUMENTS

      a. Stock Options

      The Company had outstanding stock options to purchase 987,132 shares of the Company's common stock to non-employees as of June 30, 2003. These options expire on various dates beginning in April 2003 and ending in January 2012.

      The following table summarizes information about employee stock options outstanding at June 30, 2003:

                    Number of       Weighted
                     Options         Average       Weighted        Number of
                   Outstanding      Remaining       Average     Exercisable at
      Exercise      June 30,       Contractual     Exercise        June 30,
        Price         2003            Life           Price           2003
      --------     -----------     -----------     --------     --------------
      $   1.00       3,007,456      8.50 years     $   1.00          3,007,456
      $   0.05         387,694      9.00 years     $   0.05            387,694

      Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under such plan consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                           For the Three Months Ended        For the Six Months Ended
                                                    June 30,                         June 30,
                                         ------------------------------  -------------------------------
                                              2003           2002              2003           2002
                                         --------------  --------------  --------------   --------------
      Net income (loss) as reported      $      (57,887) $  (14,129,732) $    1,308,535   $  (19,080,113)
      Proforma                                  (57,887)    (17,060,526)      1,308,535      (22,010,907)
      Basic and diluted income (loss)
       per share as reported                      (0.00)          (0.36)           0.02            (0.49)
      Pro forma                                   (0.00)          (0.43)           0.02            (0.56)

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2003

NOTE 4 - DILUTIVE INSTRUMENTS (Continued)

      There were no stock options granted during the six months ended June 30, 2003.

      b. Warrants

      A summary of the Company's outstanding warrants as of June 30, 2003, and changes during the six months then ended is presented below:

                                                                  Weighted
                                                                   Average
                                                                  Exercise
                                                 Shares             Price
                                           -----------------  -----------------
      Outstanding, December 31, 2002               9,795,343  $            0.92

      Granted                                              -                  -
      Expired/Cancelled                             (710,000)             (1.03)
      Exercised                                            -                  -
                                           -----------------  -----------------

      Outstanding, June 30, 2003                   9,085,343  $            0.91
                                           =================  =================

      Exercisable, June 30, 2003                   9,085,343  $            0.91
                                           =================  =================

                                              Outstanding                            Exercisable
                             --------------------------------------------  -----------------------------
                                               Weighted
                                 Number         Average       Weighted         Number        Weighted
                               Outstanding     Remaining       Average      Exercisable      Average
             Range of          at June 30,    Contractual     Exercise       at June 30,     Exercise
          Exercise Prices         2003           Life           Price           2003           Price
      ---------------------  -------------   -------------  -------------  -------------   -------------
      $                1.50        940,730            1.06  $        1.50        940,730   $        1.50
                  0.90-1.10      4,839,668            3.45           0.97      4,839,668            0.97
                  0.50-0.75      3,304,945            3.50           0.65      3,304,945            0.65
      ---------------------  -------------   -------------  -------------  -------------   -------------

      $           0.50-1.50      9,085,343            3.21  $        0.91      9,085,343   $        0.91
      =====================  =============   =============  =============  =============   =============

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2003

NOTE 5 - BANKRUPTCY (Continued)

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2003

NOTE 6 - SALE OF ASSETS

      During the six months ending June 30, 2003, the Company filed a motion in the bankruptcy case to approve the proposed sale of substantially all of its assets to Algonquin Capital Management, L.L.C. and Hibernia Capital Management, L.L.C., subject to higher and better offers. By order dated February 6, 2003, the Bankruptcy Court authorized the asset sale agreement with Algonquin Capital Management L.L.C. and Hibernia Capital Management L.L.C. as modified by the Creditor Settlement Agreement and assumption and assignment of certain executory contracts, licenses and intellectual property rights for a credit bid of $2,000,000. As part of the Creditor Settlement Agreement, Algonquin Capital Management L.L.C. and Hibernia Capital Management L.L.C. reconveyed to the bankruptcy estate a 60% ownership in the Water Assets of the Company. The Bill of Sale consummating the sale was signed on February 19, 2003. As a result of this asset sale the Company recognized a gain on sale of assets in the amount of $1,643,486. The Company had no basis in the water assets prior to the original sale and therefore recognized no gain on the subsequent return of those assets.

NOTE 7 - DEBTOR-IN-POSSESSION FINANCING

      During the six months ending June 30, 2003, the Company received $136,818 from the issuance of notes and advances pursuant to a debtor-in-possession financing facility, approved pursuant to an order by the United States Bankruptcy Court for the Southern District of New York. The applicable interest rate was 15%.

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

Three Month Periods Ended June 30, 2003 and 2002

The business of the Company during the quarter ended June 30, 2003 included only its consideration of various plan of reorganization opportunities and incurring administrative expenses in connection with the Bankruptcy Case, e.g., related to legal, accounting and administrative activities. There were no revenue-generating activities. The Company has had no employees since February 2003. The administrative activities of the Company are performed by outside consultants and advisors. Direct administrative expenses of the Company related to continuing operations totaled $49,491 and $0 for the three-month periods ended June 30, 2003 and 2002, respectively. The increase in the current period compared to the same period in the prior year is due primarily to legal and consulting fees as the Company attempts to complete and exit bankruptcy. During the three months ended June 30, 2002, the Company incurred $16,582,516 in expenses that were reported as part of discontinued operations.

Six Month Periods Ended June 30, 2003 and 2002

The business of the Company during the six months ended June 30, 2003 included only its consideration of various plan of reorganization opportunities and incurring administrative expenses in connection with the Bankruptcy Case, e.g., related to legal, accounting and administrative activities. There were no revenue-generating activities. The Company has had no employees since February 2003. The administrative activities of the Company are performed by outside consultants and advisors. Direct administrative expenses of the Company related to continuing operations totaled $319,356 and $0 for the six-month periods ended June 30, 2003 and 2002, respectively. The increase in the current period compared to the same period in the prior year is due primarily to legal and consulting fees as the Company attempts to complete and exit bankruptcy. During the six months ended June 30, 2002, the Company incurred $20,732,839 in expenses that were reported as part of discontinued operations.

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

(b) Changes in internal controls.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

       /s/ MICHAEL HOPPER
       ----------------------------
Name:  Michael Hopper
Title: Authorized Signatory
Date:  January 31, 2008

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