Form 10QSB
period 2003-09-30
OCEAN POWER CORP
filed 2008-02-01
CIK 1102423

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

                               September 30, 2003

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                                                  September 30,
                                                                      2003
                                                                ---------------
                                                                  (Unaudited)

                            ASSETS

CURRENT ASSETS

   Cash - restricted                                            $       184,876
                                                                ---------------

     Total Current Assets                                               184,876
                                                                ---------------

EQUIPMENT, NET                                                                -
                                                                ---------------

TOTAL ASSETS                                                    $       184,876
                                                                ===============

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                             $     2,643,230
   Accrued expenses                                                   9,732,388
   Notes payable - related parties                                    1,033,469
   Notes and convertible debentures payable - current portion         8,674,884
                                                                ---------------

     Total Current Liabilities                                       22,083,971
                                                                ---------------

     Total Liabilities                                               22,083,971
                                                                ---------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 20,000,000 shares authorized of
    $0.001 par value; no shares outstanding                                   -
   Common stock: 500,000,000 shares authorized of
    $0.01 par value; 56,182,746 shares issued
    and outstanding                                                     561,827
   Additional paid-in capital                                        35,169,137
   Deficit accumulated during the development stage                 (57,630,059)
                                                                ---------------

     Total Stockholders' Equity (Deficit)                           (21,899,095)
                                                                ---------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                                 $       184,876
                                                                ===============

The accompanying footnotes are an integral part of these consolidated financial statements

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Operations (Unaudited)

                                                                                                                          From
                                                           For the                            For the                 Inception on
                                                     Three Months Ended                  Nine Months Ended              March 26,
                                                        September 30,                      September 30,              1992 Through
                                             ---------------------------------   ---------------------------------    September 30,
                                                   2003              2002              2003             2002              2003
                                             ----------------  ---------------   ---------------  ----------------  ---------------
REVENUES                                     $              -  $             -   $             -  $              -  $             -
                                             ----------------  ---------------   ---------------  ----------------  ---------------

EXPENSES

   General and administrative                          18,299                -           321,690                 -          321,690
   Depreciation and amortization                            -                -            15,964                 -           15,964
                                             ----------------  ---------------   ---------------  ----------------  ---------------

     Total Expenses                                    18,299                -           337,654                 -          337,654
                                             ----------------  ---------------   ---------------  ----------------  ---------------

     LOSS FROM OPERATIONS                             (18,299)               -          (337,654)                -         (337,654)
                                             ----------------  ---------------   ---------------  ----------------  ---------------

OTHER INCOME (EXPENSE)

   Interest income                                         44                -               100                 -              100
   Gain (loss) on sale of assets                       80,000                -         1,723,486                 -        1,723,486
   Interest expense                                    (9,078)        (819,530)          (24,729)       (2,064,603)      (8,823,695)
                                             ----------------  ---------------   ---------------  ----------------  ---------------

     Total Other Income (Expense)                      70,966         (819,530)        1,698,857        (2,064,603)      (7,100,109)
                                             ----------------  ---------------   ---------------  ----------------  ---------------

INCOME (LOSS) BEFORE
 INCOME TAXES                                          52,667         (819,530)        1,361,203        (2,064,603)      (7,437,763)

   Income tax expense                                       -                -                 -                 -                -
                                             ----------------  ---------------   ---------------  ----------------  ---------------

INCOME (LOSS) BEFORE
 DISCONTINUED OPERATIONS                               52,667         (819,530)        1,361,203        (2,064,603)      (7,437,763)

   (Loss) from discontinued
    operations                                              -          (66,943)                -       (17,901,983)     (50,192,296)
                                             ----------------  ---------------   ---------------  ----------------  ---------------

NET INCOME (LOSS)                            $         52,667  $      (886,473)  $     1,361,203  $    (19,966,586) $   (57,630,059)
                                             ================  ===============   ===============  ================  ===============

BASIC AND DILUTED INCOME (LOSS) PER
 SHARE

   Income (loss) before discontinued
    operations                               $           0.00  $         (0.02)  $          0.02  $          (0.05)
   Discontinued operations                               0.00            (0.00)             0.00             (0.40)
                                             ----------------  ---------------   ---------------  ----------------

     Net income (loss)                       $           0.00  $         (0.02)  $          0.02  $          (0.45)
                                             ================  ===============   ===============  ================

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                             56,182,746       53,321,654        56,182,746        43,927,458
                                             ================  ===============   ===============  ================

The accompanying footnotes are an integral part of these consolidated financial statements

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                 Deferred       Deficit
                                                                                                Consulting    Accumulated
                                                Common Stock        Additional       Other        Expense      During the
                                          ----------------------     Paid-In     Comprehensive   and Asset    Development
                                            Shares      Amount       Capital     Income (Loss)  Acquisition      Stage
                                          ----------  ----------   ------------  -------------  -----------  -------------
Balance, December 31, 2002                56,182,746     561,827     35,169,137              -            -    (58,991,262)

Net income for the nine months ended
 September 30, 2003 (Unaudited)                    -           -              -              -            -      1,361,203
                                          ----------  ----------   ------------  -------------  -----------  -------------

Balance, September 30, 2003 (Unaudited)   56,182,746  $  561,827   $ 35,169,137  $           -  $         -  $ (57,630,059)
                                          ==========  ==========   ============  =============  ===========  =============

The accompanying footnotes are an integral part of these consolidated financial statements

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                                     From
                                                                                                  Inception on
                                                                    For the Nine Months Ended       March 26,
                                                                          September 30,           1992 Through
                                                                  ---------------------------     September 30,
                                                                      2003           2002             2003
                                                                  ------------   -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                       $  1,361,203   $ (19,966,586)  $  (57,630,059)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
     Depreciation and amortization                                      15,964         429,066        2,820,779
     Deferred consulting expense                                             -       1,959,800        2,486,798
     Value of common stock, warrants, options
      and discounts on equity instruments issued
      for services                                                           -       2,702,309        7,962,847
     Loss on sale of assets                                                  -               -          387,649
     Amortization of debenture discount and debt issue costs                 -       2,350,152        4,628,538
     Gain on disposition of debt and write off of subsidiary                 -      (5,762,376)      (6,085,539)
     Gain on sale of assets                                         (1,723,486)              -       (1,723,486)
     Impairment loss                                                         -      11,615,822       12,302,123
     Bad debt expense                                                        -               -                -
   Change in operating asset and liability accounts,
    net of amounts acquired in business combination:
     (Increase) decrease in advances to employees,
      prepaid expenses, deposits and debt offering costs                18,402          90,923       (5,772,221)
     Increase (decrease) in accounts payable                           214,849         918,802        5,626,896
     Increase (decrease) in accrued expenses                            18,855       4,373,415       13,506,629
                                                                  ------------  --------------   --------------

       Net Cash Used by Operating Activities                           (94,213)     (1,288,673)     (21,489,046)
                                                                  ------------  --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Cash lost in discontinued operation                                       -          (4,713)          (4,713)
   Payments on license agreement                                             -               -         (400,000)
   Cash acquired in Sigma acquisition                                        -               -          142,254
   Proceeds from sale of assets                                         80,000               -           80,001
   Purchase of fixed assets                                                  -               -       (1,164,570)
   Equipment procurement costs                                               -               -         (564,110)
                                                                  ------------  --------------   --------------

       Net Cash Provided (Used) by Investing Activities                 80,000          (4,713)      (1,911,138)
                                                                  ------------  --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from notes payable                                         136,818         371,000        4,951,818
   Repayment of related party notes payable                                  -          (5,250)      (1,640,226)
   Repayment of notes payable                                                -               -       (1,519,062)
   Loans from related parties                                                -          11,500        7,462,787
   Issuance of convertible debentures                                        -         650,000        3,100,000
   Common stock issued for cash                                              -         125,000       11,256,032
   Stock offering costs                                                      -               -          (26,289)
                                                                  ------------  --------------   --------------

       Net Cash Provided by Financing Activities                       136,818       1,152,250       23,585,060
                                                                  ------------  --------------   --------------

The accompanying footnotes are an integral part of these consolidated financial statements

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
          Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                                                                      From
                                                                                                  Inception on
                                                                    For the Nine Months Ended       March 26,
                                                                          September 30,           1992 Through
                                                                  ----------------------------    September 30,
                                                                      2003            2002            2003
                                                                  ------------   -------------   --------------
NET INCREASE (DECREASE) IN CASH                                   $    122,605   $    (141,136)  $      184,876

CASH AT BEGINNING OF PERIOD                                             62,271         144,131                -
                                                                  ------------   -------------   --------------

CASH AT END OF PERIOD                                             $    184,876   $       2,995   $      184,876
                                                                  ============   =============   ==============

CASH PAID FOR:

  Interest                                                        $          -   $           -   $       16,488
  Income taxes                                                    $          -   $           -   $            -

NON-CASH FINANCING ACTIVITIES

  Value of common stock, warrants, options and
   discounts on equity instruments issued for services            $          -   $   2,702,309   $    7,962,847
  Equity instruments issued for deferred consulting
   expense/asset acquisition                                      $          -   $     818,800   $      740,000
  Common stock issued for recapitalization                        $          -   $           -   $    2,761,773
  Common stock issued for conversion of debt                      $          -   $     106,000   $    2,963,511
  Acquisition of licenses through license agreement
   Payable                                                        $          -   $           -   $    6,940,000
  Warrants granted in conjunction with debt instruments           $          -   $     717,149   $    3,261,386

The accompanying footnotes are an integral part of these consolidated financial statements

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2003

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

            The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

            On December 1, 2002, the Company filed a voluntary petition under Chapter 11 of the bankruptcy code with the United States Bankruptcy Court Southern District of New York. See Note 5 for the discussion regarding the bankruptcy filing.

NOTE 2 - ACCRUED EXPENSES

            The Company's accrued expenses are comprised of the following items:

                                                                  September 30,
                                                                      2003
                                                                  -------------
                                                                   (Unaudited)

            Accrued payroll taxes payable                         $      60,266
            Accrued interest payable - payroll                           52,717
            Accrued payroll tax penalty                                  98,845
            Accrued taxes payable                                       107,005
            Accrued payroll payable                                   2,103,656
            Aquamax/Keeran license fee payable                        3,600,000
            Accrued STM license fee payable                           2,000,000
            Due to third parties                                         35,550
            Accrued legal settlement - Mchargue                          66,683
             Accrued interest payable                                 1,385,255
            Accrued contingency for additional post
             Petition claims                                            222,411
                                                                  -------------

                 Total                                            $   9,732,388
                                                                  =============

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

            The Company has incurred losses from its inception through September 30, 2003 of approximately $57,630,059. The Company does not have an established source of funds sufficient to cover its operating costs, has a working capital deficit of approximately $21,899,000, has relied exclusively on debt and equity financing. Additionally the Company's wholly-owned subsidiary Sigma was forced into bankruptcy because of non-payment of employee salaries. Accordingly, there is substantial doubt about its ability to continue as a going concern.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2003

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

NOTE 4 - DILUTIVE INSTRUMENTS

            a. Stock Options

            The Company had outstanding stock options to purchase 987,132 shares of the Company's common stock to non-employees as of September 30, 2003. These options expire on various dates beginning in October 2003 and ending in January 2012.

            The following table summarizes information about employee stock options outstanding at September 30, 2003:

                         Number of      Weighted
                          Options        Average     Weighted      Number of
                        Outstanding     Remaining     Average   Exercisable at
            Exercise   September 30,   Contractual   Exercise    September 30,
              Price        2003           Life         Price         2003
            --------   -------------   -----------   --------   --------------
            $   1.00       3,007,456    8.25 years   $   1.00        3,007,456
            $   0.05         387,694    8.75 years   $   0.05          387,694

            Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under such plan consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                       For the Three Months Ended  For the Nine Months Ended
                                                              September 30,              September 30,
                                                       --------------------------  -------------------------
                                                          2003           2002         2003          2002
                                                       ----------  --------------  -----------  ------------
                  Net income (loss) as reported        $   52,667  $    (886,473)  $ 1,361,203  $(19,966,586)
                  Proforma                                 52,667       (886,473)    1,361,203   (22,897,380)
                  Basic and diluted income (loss)
                   per share as reported                     0.00          (0.02)         0.02         (0.45)
                  Pro forma                                  0.00          (0.02)         0.02         (0.52)

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2003

NOTE 4 - DILUTIVE INSTRUMENTS (Continued)

            There were no stock options granted during the nine months ended September 30, 2003.

            b. Warrants

            A summary of the Company's outstanding warrants as of September 30, 2003, and changes during the nine months then ended is presented below:

                                                                      Weighted
                                                                       Average
                                                                      Exercise
                                                             Shares     Price
                                                         -----------  ---------
                  Outstanding, December 31, 2002           9,795,343  $    0.92

                  Granted                                          -          -
                  Expired/Cancelled                         (810,000)     (1.09)
                  Exercised                                        -          -
                                                         -----------  ---------

                  Outstanding, September 30, 2003          8,985,343  $    0.91
                                                         ===========  =========

                  Exercisable, September 30, 2003          8,985,343  $    0.91
                                                         ===========  =========

                                                Outstanding                   Exercisable
                                   -----------------------------------  ----------------------

                                                  Weighted
                                      Number       Average    Weighted     Number     Weighted
                                   Outstanding   Remaining    Average   Exercisable   Average
                      Range of     at September  Contractual  Exercise  at September  Exercise
                  Exercise Prices    30, 2003       Life        Price     30, 2003      Price
                  ---------------  ------------  -----------  --------  ------------  --------
                  $          1.50       840,730         0.93  $   1.50       840,730  $   1.50
                        0.90-1.10     4,839,668         3.21      0.97     4,839,668      0.97
                        0.50-0.75     3,304,945         3.26      0.65     3,304,945      0.65
                  ---------------  ------------  -----------  --------  ------------  --------

                  $     0.50-1.50     8,985,343         3.00  $   0.91     8,985,343  $   0.91
                  ===============  ============  ===========  ========  ============  ========

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2003

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2003

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

NOTE 6 - SALE OF ASSETS

            During the nine months ending September 30, 2003, the Company filed a motion in the bankruptcy case to approve the proposed sale of substantially all of its assets to Algonquin Capital Management, L.L.C. and Hibernia Capital Management, L.L.C., subject to higher and better offers. By order dated February 6, 2003, the Bankruptcy Court authorized the asset sale agreement with Algonquin Capital Management L.L.C. and Hibernia Capital Management L.L.C. as modified by the Creditor Settlement Agreement and assumption and assignment of certain executory contracts, licenses and intellectual property rights for a credit bid of $2,000,000. As part of the Creditor Settlement Agreement, Algonquin Capital Management L.L.C. and Hibernia Capital Management L.L.C. reconveyed to the bankruptcy estate a 60% ownership in the Water Assets of the Company. The Bill of Sale consummating the sale was signed on February 19, 2003. As a result of this asset sale the Company recognized a gain on sale of assets in the amount of $1,723,486. The Company had no basis in the water assets prior to the original sale and therefore recognized no gain on the subsequent return of those assets.

NOTE 7 - DEBTOR-IN-POSSESSION FINANCING

            During the nine months ending September 30, 2003, the Company received $136,818 from the issuance of notes and advances pursuant to a debtor-in-possession financing facility, approved pursuant to an order by the United States Bankruptcy Court for the Southern District of New York. The applicable interest rate was 15%.

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

Three Month Periods Ended September 30, 2003 and 2002

The business of the Company during the quarter ended September 30, 2003 included only its consideration of various plan of reorganization opportunities and incurring administrative expenses in connection with the Bankruptcy Case, e.g., related to legal, accounting and administrative activities. There were no revenue-generating activities. The Company has had no employees since February 2003. The administrative activities of the Company are performed by outside consultants and advisors. Direct administrative expenses of the Company related to continuing operations totaled $18,299 and $0 for the three-month periods ended September 30, 2003 and 2002, respectively. The increase in the current period compared to the same period in the prior year is due primarily to legal and consulting fees as the Company attempts to complete and exit bankruptcy. During the three months ended September 30, 2002, the Company incurred $3,674,864 in expenses that were reported as part of discontinued operations.

Nine Month Periods Ended September 30, 2003 and 2002

The business of the Company during the nine months ended September 30, 2003 included only its consideration of various plan of reorganization opportunities and incurring administrative expenses in connection with the Bankruptcy Case, e.g., related to legal, accounting and administrative activities. There were no revenue-generating activities. The Company has had no employees since February 2003. The administrative activities of the Company are performed by outside consultants and advisors. Direct administrative expenses of the Company related to continuing operations totaled $337,654 and $0 for the nine-month periods ended September 30, 2003 and 2002, respectively. The increase in the current period compared to the same period in the prior year is due primarily to legal and consulting fees as the Company attempts to complete and exit bankruptcy. During the nine months ended September 30, 2002, the Company incurred $23,518,203 in expenses that were reported as part of discontinued operations.

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

(b) Changes in internal controls.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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


       /s/ MICHAEL HOPPER
       ---------------------
Name:  Michael Hopper
Title: Authorized Signatory
Date:  January 31, 2008

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