Form 10KSB
period 2003-12-31
OCEAN POWER CORP
filed 2008-02-01
CIK 1102423

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Issuer's revenues for 2003: $0

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

================================================================================

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

Currently, the Company has no operations and no assets other than approximately $227,210 in cash.

In October of 2006, the Company signed a term sheet, subsequently amended on September 18, 2007, with Trinad Capital Master Fund Ltd. (the "Plan Sponsor") to sponsor a Chapter 11 plan of reorganization, which was filed with the Bankruptcy Court on January 15, 2008 ("Plan"). The Plan identifies NorthStar Systems International, Inc. as a potential merger candidate to be merged into the Company ("Merger Candidate"). Under the terms of the proposed Plan, the Plan Sponsor would pay $500,000 to the Company's estate, and creditors of the Company would receive a pro rata cash payment and stock consideration in the newly merged entity. The aforementioned consideration would be distributed to unsecured creditors of the Company under the proposed Plan. If the existing unsecured creditors of the Company approve the Plan, the creditors and the existing stockholders of the Company would own approximately 6% and 1%, respectively, of the merged company; provided, however, that in the event that the unsecured creditors vote as a class to reject the Plan and the Plan is confirmed under the cram-down provisions of ss.1129(b) of the Code, the creditors and the existing stockholders of the Company would own approximately 4% and 0%, respectively, of the merged company. The merger contemplated by the Plan would be subject to various closing conditions including, without limitation, (i) confirmation of the Plan, (ii) the negotiation and execution of definitive documents in form acceptable to the Plan Sponsor and the Merger Candidate, (iii) the satisfactory completion of the Plan Sponsor's due diligence on the Merger Candidate, and (iv) the absence of any material adverse change in the business of the Merger Candidate. The merger would be consummated pursuant to a merger agreement, which would contain, among other things, detailed and appropriate representations and warranties, affirmative and negative covenants and closing conditions customary for transactions of that type. The Plan Sponsor may withdraw at any time prior to the confirmation of the Plan and gives no assurance that agreement will be reached with the Merger Candidate with respect to the terms of such merger agreement.

Employees

The Company has no employees, and has not had any employees since 2003. Mr. Michael Hopper resigned his position as Secretary/Treasurer and Chief Financial Officer of the Company in February 2003 at the time of the Primary Asset Sale.

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

2003                                                       High          Low
First Quarter                                           $  0.0070     $  0.0020

Second Quarter                                             0.0030        0.0015

Third Quarter                                              0.0030        0.0005

Fourth Quarter                                             0.0010        0.0006


2002                                                       High          Low
First Quarter                                           $    1.27     $    0.75

Second Quarter                                               1.06          0.08

Third Quarter                                                0.08         0.013

Fourth Quarter                                               0.06         0.005

There were approximately 274 holders of record of the Company's Common Stock as of March 13, 2007, the latest date for which a report was available from the Company's transfer agent.

The Company has never paid cash dividends and does not expect to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered
Securities:

None.

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

Results of Operations:

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

The business of the Company in 2003 included the sale of the Company's Primary Assets and incurring administrative expenses in connection with the Bankruptcy Case, e.g., related to legal, accounting and administrative activities. There were no revenue-generating activities (other than the Primary Asset Sale). Mr. Michael Hopper resigned his position as Secretary/Treasurer and Chief Financial Officer of the Company in February 2003 at the time of the Primary Asset Sale. Salaries and wages during the year ended December 31, 2003 totaled $22,938, a decrease of $2,493,990 or 99%, compared to $2,516,928 for the year ended December 31, 2002. The administrative activities of the Company during the year ended December 31, 2003 were performed by Mr. Hopper. Direct administrative expenses of the Company for the year ended December 31, 2003 totaled $378,486, an increase of $378,486 compared to $0 incurred during the year ended December 31, 2002. During the year ended December 31, 2002, the Company incurred $15,342,482 in direct administrative expenses that were reported as part of discontinued operations. The Company continued to accrue interest on the DIP financing and accrued $33,807 for the year ended December 31, 2003, an increase of $32,322 or 2,177% compared to $1,485 for the year ended December 31, 2002.

The net income (loss) for the year ended December 31, 2003 was $1,181,944, an increase of $22,662,772 or 105%, compared to ($21,480,828) for the year ended December 31, 2002. The increase was due to the Company's entrance into bankruptcy proceedings as of December 1, 2002, and the sale of the Company's Primary Assets. The Primary Assets were sold to Algonquin and Hibernia during February 2003 pursuant to an order by the Bankruptcy Court. As consideration for the assets, a total of $2,000,000 of outstanding principal and interest on certain notes payable was forgiven. As a result of this asset sale, the Company recognized a gain on sale of assets in the amount of $1,723,486. Further, pursuant to such order, the Company was granted a 60% ownership interest in the Water Assets that had been purchased.

Liquidity and Capital Resources

Primary sources of liquidity since the Company ceased operations have been cash balances that have been used to pay administrative expenses. Operating expenses of the Company have been funded with available cash retained from the Asset Sales. As of the date of the filing of this Form 10-KSB with the SEC, cash totals approximately $227,210. Based on such balance and management's forecast of activity levels during the period that it may remain without operations, management is unclear as to whether the present cash balance will be sufficient to pay its current liabilities and its administrative expenses as such expenses become due; provided that, if the Plan is confirmed, management believes that the present cash balance will be sufficient to pay its current liabilities and its administrative expenses as such expenses become due.

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

None.

                        Consolidated Financial Statements
                                  and Report of
                     Independent Registered Accounting Firm

                             Ocean Power Corporation

                           December 31, 2003 and 2002

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2003

                                 C O N T E N T S

Report of Independent Registered Public Accounting Firm ...................  F-3

Consolidated Balance Sheet ................................................  F-4

Consolidated Statements of Operations and Other Comprehensive Income ......  F-5

Consolidated Statements of Stockholders' Equity (Deficit) .................  F-6

Consolidated Statements of Cash Flows ..................................... F-15

Notes to the Consolidated Financial Statements ............................ F-17

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
OCEAN POWER CORPORATION & SUBSIDIARIES
New York, NY 10022

We have  audited  the  accompanying  consolidated  balance  sheet of Ocean Power
Corporation and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2003 and 2002 and from inception on March 26, 1992 through December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Ocean Power Corporation and Subsidiaries for the period from inception on March 26, 1992 through December 31, 2001 were audited by other auditors whose report dated March 22, 2002 expressed an unqualified opinion on those statements and included an explanatory paragraph expressing concern about the ability of the company to continue as a going concern. Our opinion on the consolidated statements of operations, stockholders' equity (deficit) and cash flows for the period from inception on March 26, 1992 through December 31, 2003, insofar as it relates to amounts for prior periods through December 31, 2001, is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ocean Power Corporation and Subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 and from inception on March 26, 1992 through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Ocean Power Corporation and Subsidiaries will continue as a going concern. As discussed in Note 7 to the financial statements, Ocean Power Corporation and Subsidiaries has incurred substantial losses since inception and has current liabilities in excess of assets. Further, The Company has filed a voluntary petition under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court Southern District of New York. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

PRITCHETT, SILER & HARDY, P.C.
September 28, 2007
Salt Lake City, Utah

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                                                  December 31,
                                                                      2003
                                                                 -------------

                           ASSETS

CURRENT ASSETS
   Cash - restricted                                             $     185,326
                                                                 -------------

     Total Current Assets                                              185,326
                                                                 -------------

EQUIPMENT, NET                                                               -
                                                                 -------------

TOTAL ASSETS                                                     $     185,326
                                                                 =============

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                              $   2,647,722
   Accrued expenses                                                  9,907,605
   Notes payable - related parties                                   1,033,469
   Notes and convertible debentures payable - current portion        8,674,884
                                                                 -------------

     Total Current Liabilities                                      22,263,680
                                                                 -------------

     Total Liabilities                                              22,263,680
                                                                 -------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 20,000,000 shares authorized of
    $0.001 par value; no shares outstanding                                  -
   Common stock: 500,000,000 shares authorized of
    $0.01 par value; 56,182,746 shares issued and outstanding          561,827
   Additional paid-in capital                                       35,169,137
   Deficit accumulated during the development stage                (57,809,318)
                                                                 -------------

     Total Stockholders' Equity (Deficit)                          (22,078,354)
                                                                 -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $     185,326
                                                                 =============

The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                                          From
                                                                                      Inception on
                                                            For the Years Ended         March 26,
                                                               December 31,           1992 Through
                                                        ---------------------------   December 31,
                                                            2003           2002           2003
                                                        ------------   ------------   ------------
REVENUES                                                $          -   $          -   $          -
                                                        ------------   ------------   ------------

EXPENSES

   General and administrative                                378,486              -        378,486
   Depreciation and amortization                              15,964              -         15,964
                                                        ------------   ------------   ------------

     Total Expenses                                          394,450              -        394,450
                                                        ------------   ------------   ------------

     LOSS FROM OPERATIONS                                   (394,450)             -       (394,450)
                                                        ------------   ------------   ------------

OTHER INCOME (EXPENSE)

   Interest income                                               144              -            144
   Gain (loss) on sale of assets                           1,723,486              -      1,723,486
   Interest expense                                          (33,807)    (3,877,129)    (8,832,773)
                                                        ------------   ------------   ------------

     Total Other Income (Expense)                          1,689,823     (3,877,129)    (7,109,143)
                                                        ------------   ------------   ------------

INCOME (LOSS) BEFORE
  INCOME TAXES                                             1,295,373     (3,877,129)    (7,503,593)

   Income tax expense                                        113,429              -        113,429
                                                        ------------   ------------   ------------

INCOME (LOSS) BEFORE
  DISCONTINUED OPERATIONS                                  1,181,944     (3,877,129)    (7,617,022)

   (Loss) from discontinued
     operations                                                    -    (17,603,699)   (50,192,296)
                                                        ------------   ------------   ------------

NET INCOME (LOSS)                                          1,181,944    (21,480,828)   (57,809,318)
                                                        ------------   ------------   ------------

OTHER COMPREHENSIVE INCOME (LOSS)

   Currency translation adjustment                                 -       (334,549)             -
                                                        ------------   ------------   ------------

     TOTAL COMPREHENSIVE INCOME (LOSS)                  $  1,181,944   $(21,815,377   $(57,809,318)
                                                        ============   ============   ============

BASIC AND DILUTED LOSS PER SHARE

   Income (loss) before discontinued operations         $       0.02   $      (0.08)
   Discontinued operations                                      0.00          (0.39)
                                                        ------------   ------------

     Net income (loss)                                  $       0.02   $      (0.47)
                                                        ============   ============

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                                   56,182,746     45,482,636
                                                        ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                       Deferred      Deficit
                                                                                                      Consulting   Accumulated
                                                     Common Stock       Additional       Other         Expense      During the
                                                 --------------------    Paid-In     Comprehensive    and Asset    Development
                                                   Shares     Amount     Capital     Income (Loss)   Acquisition      Stage
                                                 ---------   --------   ----------   -------------   -----------   -----------
Inception, March 26, 1992                                -   $      -   $        -   $           -   $         -   $         -

Net loss from inception on
 March 20, 1992 through
 December 31, 1997                                       -          -            -               -             -    (2,306,366)
                                                 ---------   --------   ----------   -------------   -----------   -----------

Balance, December 31, 1997                               -          -            -               -             -    (2,306,366)

February 24, 1998, common
 stock issued for cash to
 employees at $0.003 per share                     395,467      3,955       (2,817)              -             -             -

March 6,1998, common stock
 issued for cash to employees
 at $0.003 per share                               121,904      1,219         (869)              -             -             -

March 12, 1998, common stock
 issued for cash to an employee
 at $0.003 per share                                33,199        332         (237)              -             -             -

March 18, 1998, common stock
 issued for cash to an employee
 at $0.003 per share                                 2,575         26          (19)              -             -             -

April 2, 1998, common stock
 issued for cash to a lender at
 $0.003 per share                                  130,500      1,305         (930)              -             -             -

May 14, 1998, common stock
 issued for cash to an employee
 at $0.003 per share                                14,755        147         (106)              -             -             -

June 16, 1998, common stock
 issued for cash, 42,178 issued to
 employees, 43,152 issued to
 consultants, 60,900 issued to
 lenders, 6,960 issued to a landlord
 and 8,352 issued to vendors,
 at $0.003 per share                               161,542      1,615       (1,152)              -             -             -

June 16, 1998, common stock
 issued for debt cancellation to the
 company's founders at $0.079 per
 share                                           1,061,400     10,614       73,267               -             -             -

July 29, 1998, common stock
 issued for cash to a consultant
 at $0.003 per share                                34,800        348         (248)              -             -             -

Net loss for the year ended
 December 31, 1998                                       -          -            -               -             -    (2,917,964)
                                                 ---------   --------   ----------   -------------   -----------   -----------

Balance, December 31, 1998                       1,956,142   $ 19,561   $   66,889   $           -   $         -   $(5,224,330)
                                                 ---------   --------   ----------   -------------   -----------   -----------

The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                      Deferred      Deficit
                                                                                                    Compensation   Accumulated
                                                     Common Stock       Additional       Other          and         During the
                                                ---------------------    Paid-In     Comprehensive   Consulting    Development
                                                  Shares      Amount     Capital         Income        Expense        Stage
                                                ----------   --------   ----------   -------------   -----------   -----------
Balance, December 31, 1998                       1,956,142   $ 19,561   $   66,889   $           -   $         -    (5,224,330)

March 5, 1999, common stock
 issued for cash to an employee
 at $0.003 per share                               334,080      3,341       (2,381)              -             -             -

March 22, 1999 34,800 shares
 issued for cash to an employee
 at $0.003 per share                               286,682      2,867       (2,043)              -             -             -

March 22, 1999, 34,800 shares
 issued to an officer and founder for
 debt cancellation of $50,000, 496,248
 shares issued to a consultant for
 past due fees of $1,426 and
 18,480,172 shares issued to
 employees for past due salaries of
 $53,104 at $0.005 per share                    19,011,220    190,112      (85,582)              -             -             -

April 22, 1999, common stock
 issued for cash to a consultant
 at $0.003 per share                               129,734      1,297         (924)              -             -             -

April 27, 1999, common stock
 issued for cash to an employee
 at $0.003 per share                                 5,951         59          (43)              -             -             -

April 27, 1999, common stock
 issued to a landlord, 69,600
 shares, and a consultant, 26,100
 shares for rent of $200 and fees
 of $75, at $0.003 per share                        95,700        957         (682)              -             -             -

April 28, 1999, common stock
 issued for cash to a consultant
 at $0.003 per share                                12,180        122          (87)              -             -             -

April 30, 1999, common stock
 issued for cash to a consultant
 at $0.003 per share                                 2,888         29          (21)              -             -             -

April 30, 1999, common stock
 issued to consultants for fees
 at $0.003 per share                                22,968        230         (164)              -             -             -

May 3, 1999, common stock
 issued to a consultant for fees
 at $0.003 per share                                25,717        257         (183)              -             -             -
                                                ----------   --------   ----------   -------------   -----------   -----------

Balance Forward                                 21,883,262   $218,832   $  (25,221)  $           -   $         -   $(5,224,330)
                                                ----------   --------   ----------   -------------   -----------   -----------

The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                         Deferred        Deficit
                                                                                                        Compensation   Accumulated
                                                    Common Stock           Additional       Other           and         During the
                                           ----------------------------     Paid-In     Comprehensive   Consulting     Development
                                              Shares        Amount          Capital         Income        Expense         Stage
                                           -------------  -------------  -------------  -------------  -------------  -------------
Balance Forward                               21,883,262  $     218,832  $     (25,221) $           -  $           -  $  (5,224,330)

May 5, 1999, common stock
 issued for cash, 16,008 shares to a
 vendor and 16,008 shares  to a
 consultant, at $0.003 per share                  32,016            320           (228)             -              -              -

May 7, 1999, common stock
 issued for cash to a landlord
 at $0.003 per share                                 348              3             (2)             -              -              -

May 7, 1999, common stock
 issued to an employee for salary at
 $0.003 per share                              2,610,000         26,100        (18,600)             -              -              -

May 13, 1999, common stock
 issued for cash to a consultant
 at $0.003 per share                             139,200          1,392           (992)             -              -              -

May 19, 1999, common stock
 issued for cash, 24,360 shares to a
 lender and 348,000 shares to a
 consultant at $0.003 per share                  372,360          3,724         (2,654)             -              -              -

June 17, 1999, common stock
 issued for cash to a vendor at
 $0.003 per share                                  6,960             70            (50)             -              -              -

Recapitalization (Note 1)                      6,291,450         62,915      2,698,858              -              -              -

June 23, 1999, options issued
 below market value                                    -              -         14,097              -              -              -

July 12, 1999, options issued
 below market value                                    -              -         62,561              -              -              -

July 15, 1999, common stock
 issued for cash at $5.00 per
 share for exercise of options                    10,000            100         49,900              -              -              -

July 15, 1999, common stock
 issued for services at $7.80
 per share                                        15,000            150        116,850              -              -              -

July 26, 1999, common stock
 issued for cash at $5.00 per
 share for exercise of options                    10,000            100         49,900              -              -              -

August 12, 1999, common stock
 issued for loan consideration at
 $2.50 per share                                 100,000          1,000        249,000              -              -              -
                                           -------------  -------------  -------------  -------------  -------------  -------------

Balance Forward                               31,470,596  $     314,706  $   3,193,419  $           -  $           -  $  (5,224,330)
                                           -------------  -------------  -------------  -------------  -------------  -------------

The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                          Deferred       Deficit
                                                                                                        Compensation   Accumulated
                                                   Common Stock            Additional       Other           and         During the
                                           ----------------------------      Paid-In    Comprehensive   Consulting     Development
                                               Shares         Amount         Capital        Income        Expense         Stage
                                           -------------  -------------  -------------  -------------  -------------  --------------
Balance Forward                               31,470,596  $     314,706  $   3,193,419  $           -  $           -  $  (5,224,330)

September 2, 1999, common
 stock issued for services valued
 at $1.94 per share                               20,000            200         38,600              -              -              -

September 9, 1999, options
 issued below market value                             -              -          1,139              -              -              -

September 9, 1999, common
 stock issued for cash at $1.00
 per share                                       100,000          1,000         99,000              -              -              -

October 1, 1999, cancellation of
 common stock valued at zero.                   (502,500)        (5,025)         5,025              -              -              -

November 16, 1999, value of
 beneficial conversion features
 of convertible debentures (Note 7)                    -              -        650,000              -              -              -

November 29, 1999, common
 stock issued for finders fee
 valued at $1.34 per share                       400,000          4,000        533,200              -              -              -

Stock offering costs                                   -              -       (537,200)             -              -              -

December 7, 1999, options
 issued below market value                             -              -        130,402              -              -              -

December 8, 1999, common stock
 issued for cash at $0.70 per share               71,839            718         49,282              -              -              -

December 9, 1999, common stock
 issued for cash at $0.71 per share              175,070          1,751        123,249              -              -              -

December 9, 1999, common stock
 issued for cash at $0.71 per share               49,020            490         34,510              -              -              -

December 10, 1999, common stock
 issued for cash at $0.84 per share              111,111          1,111         98,889              -              -              -

December 10, 1999, common stock
 issued for cash at $0.90 per share               33,333            333         29,667              -              -              -

December 16, 1999, common stock
 issued for cash at $0.83 per share              193,939          1,939        158,061              -              -              -

December 21, 1999, common stock
 issued for cash at $0.83 per share              120,773          1,208         98,792              -              -              -

December 31, 1999, common stock
 issued for exercise of warrants at
 $1.50 per share                                 592,744          5,928        883,189              -              -              -

Net loss for the year ended
 December 31, 1999                                     -              -              -              -              -     (5,699,486)
                                           -------------  -------------  -------------  -------------  -------------  -------------

Balance, December 31, 1999                    32,835,925  $     328,359  $   5,589,224  $           -  $           -  $ (10,923,816)
                                           -------------  -------------  -------------  -------------  -------------  -------------

The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                          Deferred       Deficit
                                                                                                        Compensation   Accumulated
                                                   Common Stock            Additional       Other           and         During the
                                           ----------------------------     Paid-In     Comprehensive   Consulting     Development
                                               Shares         Amount        Capital         Income        Expense         Stage
                                           -------------  -------------  -------------  -------------- -------------  -------------
Balance, December 31, 1999                    32,835,925  $     328,359  $   5,589,224  $           -  $           -  $ (10,923,816)

January 4, 2000, common stock
 issued for debt and consideration
 for loan default at $2.75 per share             147,580          1,476        236,024              -              -              -

January 5, 2000, common stock
 issued for services at $4.34 per
 share                                            60,000            600        259,800              -              -              -

January 26, 2000, common stock
 issued pursuant to a private
 placement at $2.10 per share                     47,619            476         99,524              -              -              -

February 1, 2000, warrants
 granted below market value                            -              -         41,242              -              -              -

February 18, 2000, options
 granted below market value                            -              -        494,596              -              -              -

February 22, 2000, options
 granted below market value                            -              -        624,998              -              -              -

March 9, 2000, common stock
 issued for exercise of warrants
 at $1.99 per share                               62,792            628        124,391              -              -              -

March 16, 2000, common stock
 issued for conversion of convertible
 debenture at $1.50 per share                     66,667            667         99,333              -              -              -

March 16, 2000, common stock
 issued for exercise of warrants
 at $0.75 per share                              133,333          1,333         98,667              -              -              -

March 27, 2000, 3 stock issuances
 for payment of debt at an average
 price of $4.95 per share                         46,486            465        231,347              -              -              -

May 26, 2000, options granted below
 market value                                          -              -      1,272,195              -              -              -

July 25, 2000, common stock issued
 for conversion of accounts payable
 at $4.00 per share                              100,000          1,000        399,000              -       (237,000)             -

July 25, 2000, common stock issued for
 purchase of SIGMA at $3.20 per share          1,718,748         17,187      5,482,813              -              -              -

January 25 - August 14, 2000, 62
 stock issuances pursuant to a private
 placement memorandum at average
 price of $3.58 per share                      1,930,792         19,308      6,896,423              -              -              -

August 8, 2000, options granted
 below market value                                    -              -        358,000              -              -              -
                                           -------------  -------------  -------------  -------------  -------------  -------------

Balance Forward                               37,149,942  $     371,499  $  22,307,577  $           -  $    (237,000) $ (10,923,816)
                                           -------------  -------------  -------------  -------------  -------------  -------------

The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                          Deferred       Deficit
                                                                                                        Compensation   Accumulated
                                                   Common Stock            Additional       Other           and         During the
                                           ----------------------------     Paid-In     Comprehensive    Consulting    Development
                                               Shares         Amount        Capital         Income         Expense        Stage
                                           -------------  -------------  -------------  -------------  -------------  -------------
Balance Forward                               37,149,942  $     371,499  $  22,307,577  $           -  $    (237,000) $ (10,923,816)

September 15, 2000, 23 stock
 issuances pursuant to a private
 placement memorandum at $3.00
 per share                                     1,000,000         10,000      2,990,000              -              -              -

Currency translation adjustment                        -              -              -        195,258              -              -

Warrants granted for consulting contract               -              -        340,000              -       (173,667)             -

Stock offering costs paid                              -              -        (26,289)             -              -              -

Net loss for the year ended
 December 31, 2000                                     -              -              -              -              -     (9,104,775)
                                           -------------  -------------  -------------  -------------  -------------  -------------

Balance, December 31, 2000                    38,149,942        381,499     25,611,288        195,258       (410,667)   (20,028,591)

April 23, 2001, Common stock issued
 for conversion of accounts payable
 at $1.50 per share                               50,000            500         74,500              -              -              -

June 8, 2001, Common stock issued
 for conversion of research advances
 at $3.20 per share                              119,152          1,192        380,095              -              -              -

June 29, 2001, Common stock issued
 for consulting contract at $2.80 per share      120,000          1,200        334,800              -       (334,800)             -

June 29, 2001, Warrants granted for
 consulting contract                                   -              -        302,112              -       (302,112)             -

September 1, 2001, Options issued below
 market value                                          -              -        861,000              -       (861,000)             -

Valuation adjustment and amortization of
 deferred compensation                                 -              -       (571,112)             -        767,579              -

Warrants issued in connection with
 debt obligations                                      -              -      3,261,384              -              -              -

Currency translation adjustment                        -              -              -        139,291              -              -

Net loss for the year ended
 December 31, 2001                                     -              -              -              -              -    (17,481,843)
                                           -------------  -------------  -------------  -------------  -------------  -------------

Balance, December 31, 2001                    38,439,094  $     384,391  $  30,254,067  $     334,549  $  (1,141,000) $ (37,510,434)
                                           -------------  -------------  -------------  -------------  -------------  -------------

The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                       Deferred         Deficit
                                                                                                     Compensation     Accumulated
                                                  Common Stock         Additional        Other            and         During the
                                             ----------------------      Paid-In     Comprehensive    Consulting      Development
                                               Shares      Amount        Capital        Income          Expense         Stage
                                             ----------  ----------   ------------  --------------  --------------  --------------
Balance, December 31, 2001                   38,439,094  $  384,391   $ 30,254,067  $      334,549  $   (1,141,000) $  (37,510,434)

January 8, 2002, common stock
 issued for consulting contract
 at $1.06 per share                             200,000       2,000        210,000               -        (212,000)              -

January 8, 2002, options granted
 to employee's below market value                     -           -        180,447               -               -               -

January 8, 2002, options granted
 to consultants at fair market value                  -           -         90,106               -               -               -

January 8, 2002, common stock
 issued for consulting contract at
 $1.06 per share                                130,000       1,300        136,500               -        (137,800)              -

January 8, 2002, warrants granted
 for consulting contract                              -           -        120,000               -        (120,000)              -

January 8, 2002, warrants granted
 for technology rights                                -           -         84,245               -               -               -

February 7, 2002 options granted
 for consulting contract                              -           -         79,000               -         (79,000)              -

Revaluation of existing warrants                      -           -      1,360,574               -               -               -

February 28, 2002, common stock
issued for conversion of debt to
equity at $1.92 per share                       260,270       2,603        497,397               -               -               -

February 28, 2002, common stock
issued for loan default penalty at
$0.75 per share                                 150,000       1,500        111,000               -               -               -

April 8, 2002, warrants granted as
 incentive to extend debt payment terms               -           -        671,700               -               -               -

June 14, 2002, options granted for
 consulting contract                                  -          -         128,000               -        (128,000)              -

June 14, 2002, common stock issued
 for services at $0.40 per share                150,000       1,500         58,500               -               -               -

June 21, 2002, common stock issued
 for conversion of convertible debentures
 at $0.15 per share                              85,526         855         12,143               -               -               -

June 25, 2002, common stock issued
 for conversion of convertible debentures
 At $0.06 per share                             265,625       2,656         14,344               -               -               -
                                             ----------  ----------   ------------  --------------  --------------  --------------

Balance forward                              39,680,515  $  396,805   $ 34,008,023  $      334,549  $   (1,817,800) $  (37,510,434)
                                             ----------  ----------   ------------  --------------  --------------  --------------

The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                        Deferred        Deficit
                                                                                                     Compensation     Accumulated
                                                  Common Stock         Additional        Other            and         During the
                                             ----------------------     Paid-In      Comprehensive    Consulting      Development
                                               Shares      Amount       Capital        Income          Expense           Stage
                                             ----------  ----------   ------------  --------------  --------------  --------------
Balance forward                              39,680,515  $  396,805   $ 34,008,023  $      334,549  $   (1,817,800) $  (37,510,434)

June 26, 2002, common stock issued
 for purchase of Elektryon assets at
 $0.11 per share                              3,500,000      35,000        350,000               -        (385,000)              -

June 27, 2002, common stock issued
 for conversion of debt to equity at
 $0.08 per share                                600,000       6,000         42,000               -               -               -

June 28, 2002, common stock issued
 for conversion of convertible debentures
 At $0.06 per share                             156,250       1,563          8,438               -               -               -

Valuation adjustment and amortization
of deferred compensation                              -           -       (243,000)              -       1,327,672               -

Warrants issued in connection with
debt obligations                                      -           -        930,065               -               -               -

July 1, 2002 common stock issued for
 equity line of credit at $0.026 per share      687,500       6,875         10,759               -               -               -

July 1, 2002, warrants granted as
 incentive to extend debt                             -           -            259               -               -               -

July 8, 2002, common stock issued for
 equity line of credit at $0.026 per share      287,159       2,872          4,494               -               -               -

July 11, 2002, common stock issued for
 equity line of credit at $0.03 per share     1,666,667      16,667         22,917               -               -               -

July 11, 2002, common stock issued for
 conversion of convertible debenture at
 $0.022 per share                               925,926       9,259         10,741               -               -               -

July 15, 2002, common stock issued for
 equity line of credit at $0.03 per share       666,667       6,667          6,350               -               -               -

July 22, 2002, common stock issued for
 equity line of credit at $0.012 per share    2,521,930      25,218          3,531               -               -               -

July 29, 2002, common stock issued for
 equity line of credit at $0.011 per share    1,635,965      16,360          2,290               -               -               -

July 31, 2002, common stock issued for
 conversion of convertible debentures at
 $0.01 per share                              3,854,167      38,541         (1,541)              -               -               -
                                             ----------  ----------   ------------  --------------  --------------  --------------

Balance forward                              56,182,746  $  561,827   $ 35,155,326  $      334,549  $     (875,128) $  (37,510,434)
                                             ----------  ----------   ------------  --------------  --------------  --------------

The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                       Deferred         Deficit
                                                                                                     Compensation     Accumulated
                                                  Common Stock         Additional        Other            and         During the
                                             ----------------------     Paid-In      Comprehensive    Consulting      Development
                                               Shares      Amount        Capital        Income          Expense          Stage
                                             ----------  ----------   ------------  --------------  --------------  --------------
Balance forward                              56,182,746  $  561,827   $ 35,155,326  $      334,549  $     (875,128) $  (37,510,434)

Options granted to employees below
 market                                               -           -          5,815               -               -               -

Options granted for consulting services               -           -          7,996               -               -               -

Deferred consulting expensed                          -           -              -               -         875,128               -

Currency translations adjustment                      -           -              -        (334,549)              -               -

Net loss for the year ended,
 December 31, 2002                                    -           -              -               -               -     (21,480,828)
                                             ----------  ----------   ------------  --------------  --------------  --------------

Balance, December 31, 2002                   56,182,746     561,827     35,169,137               -               -     (58,991,262)

Net income for the year ended,
 December 31, 2003                                    -           -              -               -               -       1,181,944
                                             ----------  ----------   ------------  --------------  --------------  --------------

Balance, December 31, 2003                   56,182,746  $  561,827   $ 35,169,137  $            -  $            -  $  (57,809,318)
                                             ==========  ==========   ============  ==============  ==============  ==============

The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                                              From
                                                                                                          Inception on
                                                                          For the Years Ended               March 26,
                                                                             December 31,                 1992 Through
                                                                -------------------------------------     December 31,
                                                                       2003               2002                 2003
                                                                -----------------   -----------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                     $       1,181,944   $     (21,480,828) $      (57,809,318)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
     Depreciation and amortization                                         15,964             458,842           2,820,779
     Deferred consulting expense                                                -           1,959,800           2,486,798
     Value of common stock, warrants, options
      and discounts on equity instruments issued
      for services                                                              -           4,159,917           7,962,847
     Loss on sale of assets                                                     -                   -             387,649
     Amortization of debenture discount and debt issue costs                    -           2,350,152           4,628,538
     Gain on disposition of debt and write off of subsidiary                    -          (5,762,376)         (6,085,539)
     Gain on sale of assets                                            (1,723,486)                  -          (1,723,486)
     Impairment loss                                                            -          11,615,822          12,302,123
   Change in operating asset and liability accounts,
    net of amounts acquired in business combination:
     (Increase) decrease in advances to employees,
      prepaid expenses, deposits and debt offering costs                   18,402             125,204          (5,772,221)
     Increase (decrease) in accounts payable                              219,341           1,226,767           5,631,388
     Increase (decrease) in accrued expenses                              194,072           4,108,853          13,681,846
     Increase (decrease) in deferred revenue                                    -             (35,550)                  -
                                                                -----------------   -----------------  ------------------

       Net Cash Used by Operating Activities                              (93,763)         (1,273,397)        (21,488,596)
                                                                -----------------   -----------------  ------------------
CASH FLOWS FROM INVESTING ACTIVITIES

   Cash lost in discontinued operation                                          -              (4,713)             (4,713)
   Payments on license agreement                                                -                   -            (400,000)
   Cash acquired in Sigma acquisition                                           -                   -             142,254
   Proceeds from sale of assets                                            80,000                   -              80,001
   Purchase of fixed assets                                                     -                   -          (1,164,570)
   Equipment procurement costs                                                  -                   -            (564,110)
                                                                -----------------   -----------------  ------------------

       Net Cash Provided (Used) by Investing Activities                    80,000              (4,713)         (1,911,138)
                                                                -----------------   -----------------  ------------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from notes payable                                            136,818             415,000           4,951,818
   Repayment of related party notes payable                                     -              (5,250)         (1,640,226)
   Repayment of notes payable                                                   -                   -          (1,519,062)
   Loans from related parties                                                   -              11,500           7,462,787
   Issuance of convertible debentures                                           -             650,000           3,100,000
   Common stock issued for cash                                                 -             125,000          11,256,032
   Stock offering costs                                                         -                   -             (26,289)
                                                                -----------------   -----------------  ------------------

       Net Cash Provided by Financing Activities                          136,818           1,196,250          23,585,060
                                                                -----------------   -----------------  ------------------

The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)

                                                                                                              From
                                                                                                          Inception on
                                                                          For the Years Ended               March 26,
                                                                             December 31,                 1992 Through
                                                                -------------------------------------     December 31,
                                                                       2003               2002                 2003
                                                                -----------------   -----------------  ------------------
NET INCREASE (DECREASE) IN CASH                                 $         123,055   $         (81,860) $          185,326

CASH AT BEGINNING OF PERIOD                                                62,271             144,131                   -
                                                                -----------------   -----------------  ------------------

CASH AT END OF PERIOD                                           $         185,326   $          62,271  $          185,326
                                                                =================   =================  ==================

CASH PAID FOR:

  Interest                                                      $               -   $               -  $           16,488
  Income taxes                                                  $               -   $               -  $                -

NON-CASH FINANCING ACTIVITIES

  Value of common stock, warrants, options and
   discounts on equity instruments issued for services          $               -   $       4,159,917  $        7,962,847
  Equity instruments issued for deferred consulting
   expense/asset acquisition                                    $               -   $               -  $          740,000
  Common stock issued for recapitalization                      $               -   $               -  $        2,761,773
  Common stock issued for conversion of debt                    $               -   $               -  $        2,963,511
  Acquisition of licenses through license agreement
   Payable                                                      $               -   $               -  $        6,940,000
  Warrants granted in conjunction with debt instruments         $               -   $               -  $        3,261,386

The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2003

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

      The consolidated financial statements presented are those of Ocean Power Corporation and its wholly-owned Subsidiaries (the Company).

      The Company has had limited activities since inception and is considered a development stage company because no significant revenues have been realized and planned principal operations have not yet commenced. The Company was planning to engage in the business of developing and marketing water desalination and renewable power generation systems that will be modular and mass produced. However, the Company currently has no on-going operations and is pursuing a Chapter 11 bankruptcy reorganization.

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2003

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

      On December 1, 2002, the Company filed a voluntary petition under Chapter 11 of the bankruptcy code with the United States Bankruptcy Court Southern District of New York. See Note 13 for the discussion regarding the bankruptcy filing.

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

      SIGMA Elektroteknisk, AS (SIGMA), a company acquired in 2000 (Note 3) was incorporated on January 6, 1994 under the laws of the Country of Norway to engage in the business of developing and producing personal combustion power plants (PCP's), an energy converter utilizing a Stirling engine that runs on natural gas or propane and produces heat and electricity for use in micro CHP (combined heat and power) systems, an appliance to produce heat and power in households. Sigma has been dissolved through a bankruptcy filing in Norway (Note 14).

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2003

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

                                                         For the Years Ended
                                                            December 31,
                                                     --------------------------
                                                         2003          2002
                                                     -----------   ------------

      Net income (loss) before discontinued
         operations (numerator)                      $ 1,181,944   $ (3,877,129)
      Net loss from discontinued operations
         (numerator)                                           -    (17,603,699)
                                                     -----------   ------------
      Net loss                                         1,181,944    (21,480,828)

      Weighted average number of shares
         outstanding (denominator)                    56,182,746     45,482,636
                                                     -----------   ------------

      Income (loss) per share                        $      0.02   $      (0.47)
                                                     ===========   ============

      c. Provision for Taxes

      The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, using the liability method. The estimated future tax effect of differences between the basis in assets and liabilities for tax and accounting purposes is accounted for as deferred taxes. In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were more likely than not that all, or some portion, of such deferred tax assets would not be realized. A full allowance against deferred tax assets was provided as of December 31, 2003.

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      c. Provision for Taxes (Continued)

      Net  deferred  tax  assets  and  liabilities   consist  of  the  following
      components as of December 31, 2003:

                                                    2003
                                                ------------
      Deferred tax assets:
      NOL carryover                             $ 12,192,000
      Accrued expenses                               884,600
      Deferred tax liabilities:
      Depreciation                                         -
      Valuation allowance                        (13,076,600)
                                                ------------

      Net Deferred Tax Asset                    $          -
                                                ============

      The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the year ended December 31, 2003 due to the following:

                                                   2003
                                                ------------

      Book income                               $    525,752
      Loss on disposal of assets                     (20,595)
      Meals & entertainment                              715
      State taxes                                    (44,240)
      Depreciation                                    (5,450)
      NOL Carryover                                 (456,182)
      Valuation allowance                                  -
                                                ------------

                                                $          -
                                                ============

      At December 31, 2003, the Company had net operating loss carryforwards of approximately $31,200,000 that may be offset against future taxable income from the year 2003 through 2023. No tax benefit has been reported in the December 31, 2003 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

      Due to the change in ownership provisions of the Tax Refort Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited to use in future years.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      d. Cash and Cash Equivalents

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

      e. Principles of Consolidation

      The financial statements for the year ended December 31, 2003 are consolidated with Ocean Power Corporation and its wholly-owned subsidiaries, Integrated Water and Power Corporation, Advanced Power Sources Corporation, Manufacturing Technologies Corporation, SIGMA Elektroteknisk, AS, Ocean Power UK Limited, and PowerCo US, Inc. All significant intercompany accounts and transactions have been eliminated. The subsidiaries were all defunct or dissolved as of December 31, 2003.

      f. Estimates

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

      g. Recent Accounting Pronouncements

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      g. Recent Accounting Pronouncements (Continued)

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      g. Recent Accounting Pronouncements (Continued)

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      g. Recent Accounting Pronouncements (Continued)

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

      In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      h. Long-lived Assets

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

      i. Research and Development

      All amounts expended for research and development are charged to expense as incurred. Research and development expense for the years ended December 31, 2003 and 2002, was $-0-.

      j. Software Costs

      The Company applies the provisions of SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". All software used by the Company is considered to be purchased general use software and is capitalized pursuant to the Company's fixed asset capitalization policies.

      k. Stock Options

      The Company adopted Statement of Financial Accounting Standards No. 123R (revised 2004), "Share-Based Payments" ("SFAS 123R"), requiring measurement and recognition of expense for all shares-based payment awards to employees and directors based on estimated fair values. SFAS No. 123R supersedes Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" and Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Prior to the adoption, the
      Company accounted for stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25,
      "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which did not require compensation cost be recognized for the Company's stock options provided the option exercise price was established at 100% of the common stock fair market value on the date of the grant. Awards granted after the adoption are valued at fair value in accordance with the provisions of SFAS No. 123R and recognized on a straight line basis over the service periods of each award. Additionally, SFAS No. 123R requires companies to record compensation expense for the unvested portion of previously granted awards as they continue to vest, as calculated previously and recorded in accordance with the provisions of SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure."

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      l. Valuation of Options and Warrants

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

NOTE 3 - BUSINESS COMBINATION

      In August 2000, the Company acquired SIGMA Elektroteknisk, AS (SIGMA) by exchanging 1,718,748 shares of its common stock for all of the common stock of SIGMA. The acquisition was accounted for as a purchase in accordance with APB 16, "Business Combinations." The excess of the total acquisition cost over the fair value of the net assets acquired of $6,589,756 was being amortized over 10 years by the straight-line method. Amortization expense amounted to $-0- for the year ended December 31, 2003.

      Because of the adoption of SFAS No. 142, the Company is no longer amortizing the goodwill generated from the purchase of Sigma. Instead the goodwill is subject to impairment testing. Because of the bankruptcy of Sigma as discussed in Note 14, the Company recorded an impairment of goodwill of $5,656,207 which is part of the loss from discontinued operations.

NOTE 4 - NOTES PAYABLE - RELATED PARTIES

      Notes payable - related parties at December 31, 2003 consisted of the following:

            Unsecured note payable to a shareholder
             bearing interest at 10% per annum, all
             unpaid interest and principal due upon
             demand, secured by personal guarantee
             of officer.                                          $       20,314

            Unsecured note payable to an employee
             bearing interest at 10% per annum, all
             unpaid interest and principal due upon
             demand.                                                     282,767

            Unsecured note payable to an officer
             bearing interest at 10% per annum,
             due upon demand.                                             53,280
                                                                  --------------

            Balance forward                                       $      356,361
                                                                  --------------

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2003

NOTE 4 - NOTES PAYABLE - RELATED PARTIES (Continued)

            Balance forward                                       $      356,361

            Unsecured note payable to an employee
             bearing interest at 10% per annum,
             due upon demand.                                             40,745

            Unsecured note payable to an employee
             bearing interest at 10% per annum,
             due upon demand.                                            193,322

            Unsecured note payable to an employee
             bearing interest at 10% per annum,
             due upon demand.                                             61,884

            Unsecured note payable to an employee
             bearing interest at 10% per annum,
             due upon demand.                                             90,333

            Unsecured note payable to an employee
             bearing interest at 10% per annum,
             due upon demand.                                             52,324

            Unsecured note payable to an employee
             bearing interest at 5% per annum, due on
             November 20, 2004. (In default).                            215,000

            Unsecured note payable to an officer
             bearing no interest, due on demand                           23,500
                                                                  --------------

            Total Notes Payable - Related Parties                 $    1,033,469
                                                                  ==============

      Total interest expense to related parties was $-0- and $116,093 for the years ended December 31, 2003 and 2002, respectively.

       Annual maturities of notes related parties payable are as follows:

            Years Ending
            December 31,
            ------------
                2004                                              $    1,033,469
                2005                                                           -
                2006                                                           -
                2007                                                           -
             Thereafter                                                        -
                                                                  --------------
                                                                  $    1,033,469
                                                                  ==============

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2003

NOTE 5 - NOTES AND CONVERTIBLE DEBENTURES PAYABLE

      Notes and debentures payable at December 31, 2003 consist of the following:

            Notes payable to two parties bearing
             interest at 10.5%, collateralized by
             guarantee of the president of the
             Company, due in full by March 5, 2002.               $    1,708,101

            Notes payable to two parties bearing
             interest at 10%, without collateral,
             convertible into the Company's common
             stock at $4.00 per share, due in full by
             April 2, 2003.                                              600,000

            Notes payable to eighteen parties bearing
             interest at 10% to 13%, without collateral,
             due in full one year from issue.                          3,755,965

            Post-petition notes payable to three parties
             bearing interest at 15% without collateral,
             due on demand.                                              236,818

            Three (3) convertible debentures payable
             due August to November 2004, bearing
             interest at 12% per annum, uncollateralized,
             and convertible into shares of the
             Company's common stock at $1.50
             per share.                                                  550,000

            Fifteen (15) convertible debentures payable
             due August to December 2006, bearing
             interest at 12% per annum,
             uncollateralized, and convertible into
             shares of the Company's common stock
             at $1.00 to $1.50 per share.                              1,350,000

            Four (4) convertible debentures payable due
             August 2006, bearing interest at 12% per
             annum, uncollateralized and convertible into
             shares of the Company's common stock at
             $1.50 per share.                                             71,000

            Convertible debenture payable to Cornell
             Capital Corporation, due November 30, 2006,
             bearing interest at 6% per annum, convertible
             into shares of common stock at either 120%
             of closing bid price on November 29, 2001
             or 80% of lowest closing bid price for five
             trading days prior to conversion.                           403,000
                                                                  --------------

            Total Notes and Debentures Payable                    $    8,674,884
                                                                  ==============

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2003

NOTE 5 - NOTES AND CONVERTIBLE DEBENTURES PAYABLE (Continued)

         Annual maturities of notes and debentures payable are as follows:

            Years Ending
            December 31,
            ------------
                2004                                   $   8,674,884
                2005                                               -
                2006                                               -
                2007                                               -
             Thereafter                                            -
                                                       -------------

                                                       $   8,674,884
                                                       =============

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

      As additional consideration for $600,000 of the convertible notes payable, the Company granted 200,000 warrants with an exercise price of $1.50 per share and an expiration date of April 1, 2003. The warrants were valued at $2.73 per share ($546,000 in total) pursuant to the Black Scholes pricing model. The proceeds were allocated between debt and additional paid-in capital in proportion to the relative fair value of the debt and equity (warrants and beneficial conversion rights) elements of the transaction. The portion allocated to equity was $203,048 and the remaining balance of $396,592 has been recorded as debt, net of discount. The discount of $203,048, and debt issue costs of $12,000 were fully amortized to interest expense as of December 31, 2002.

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

      The proceeds were allocated between debt and additional paid-in capital in proportion to the relative fair value of the debt and equity (warrants and beneficial conversion rights) elements of the transaction. The portion allocated to equity was $733,102, and the remaining balance of $626,898 has been recorded as debt, net of discount. The discount of $733,102 was fully amortized to interest expense as of December 31, 2002.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2003

NOTE 5 - NOTES AND CONVERTIBLE DEBENTURES PAYABLE (Continued)

      During the year ended December 31, 2001, the Company issued convertible debentures with detached warrants in exchange for $700,000 in cash from one entity and for interest due of $71,000 to three entities. The convertible debentures bear interest at 12% and are due in five years from the dates of issuance unless converted into the Company's common stock. The debentures payable are convertible into the Company's common stock at a price of $1.00 to $1.25 per share. Concurrent with the convertible debentures, the Company granted 1,694,667 warrants to purchase one share of the Company's common stock with an exercise price of $1.00 to $1.25 per share. The warrants were granted as additional consideration to the lenders for funding the convertible debentures and will be valued at $3,680,668 pursuant to the Black Scholes pricing model. The proceeds of the convertible debenture were allocated between debt and additional paid-in capital in proportion to the relative fair value of the debt and the equity (warrants and beneficial conversion features) elements of the transactions. The portion allocated to equity was $621,488. The discount of $621,488 was fully amortized as of December 31, 2002.

      For the year ended December 31, 2003, the Company did not amortize any of the discounts to interest expense.

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

      During August 2001, the Company issued a convertible debenture for $5,000 in exchange for accrued interest on the $100,000 converted debenture discussed above. The debenture is due August 19, 2006. The debentures accrue interest at 12% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.50 per share. The debentures also carry warrants to purchase 6,667 shares of the Company's common stock at a price of $1.25 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $-0- at December 31, 2003 and 2002.

      During August 2001, the Company issued two amended convertible debentures for the two remaining $100,000 debentures discussed above. The amended debentures are due August 1, 2004. The amended debentures accrue interest at 12% per annum. The holders of the debentures retain the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.50 per share. The debentures also carry warrants to purchase 133,333 shares of the Company's common stock at a price of $0.75 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended convertible debentures amounted to $-0- at December 31, 2003 and 2002.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2003

NOTE 5 - NOTES AND CONVERTIBLE DEBENTURES PAYABLE (Continued)

      During August 2001, the Company issued two convertible debentures for $12,000 each in exchange for accrued interest on the remaining two $100,000 debentures discussed above. The debentures are due August 19, 2006. The debentures accrue interest at 12% per annum. The holders of the debentures retain the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.50 per share. The debentures also carry warrants to purchase 16,000 shares of the Company's common stock at a price of $1.25 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $-0- at December 31, 2003 and 2002.

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

      During August 2001, the Company issued an amended convertible debenture for the $350,000 debenture discussed above. The amended debenture is due August 1, 2004. The amended debentures accrue interest at 12% per annum. The holders of the debentures retain the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.50 per share. The debentures also carry warrants to purchase 466,667 shares of the Company's common stock at a price of $0.75 per share. The warrants are exercisable immediately valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $-0- at December 31, 2003 and 2002.

      During August 2001, the Company issued a convertible debenture for $42,000 in exchange for accrued interest on the $350,000 debenture discussed above. The debenture is due August 19, 2006. The debenture accrues interest at 12% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.50 per share. The debenture also carry's warrants to purchase 56,000 shares of the Company's common stock at a price of $1.25 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $-0- at December 31, 2003 and 2002.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2003

NOTE 5 - NOTES AND CONVERTIBLE DEBENTURES PAYABLE (Continued)

      During August 2001, the Company issued a convertible debenture for $200,000 in exchange for cash. The debenture is due August 19, 2006. The debenture accrues interest at 12% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.50 per share. The debentures also carry warrants to purchase 266,667 shares of the Company's common stock at a price of $1.25 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $-0- at December 31, 2003 and 2002.

      During August 2001, the Company issued a convertible debenture for $100,000 in exchange for cash. The debenture is due August 22, 2006. The debenture accrues interest at 12% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.50 per share. The debentures also carry warrants to purchase 133,333 shares of the Company's common stock at a price of $1.25 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $-0- at December 31, 2003 and 2002.

      During September 2001, the Company issued a convertible debenture for $100,000 in exchange for cash. The debenture is due September 14, 2006. The debenture accrues interest at 12% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.00 per share. The debentures also carry warrants to purchase 300,000 shares of the Company's common stock at a price of $1.00 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $-0- at December 31, 2003 and 2002.

      During October 2001, the Company issued a convertible debenture for $100,000 in exchange for cash. The debenture is due October 29, 2006. The debenture accrues interest at 12% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.00 per share. The debentures also carry warrants to purchase 300,000 shares of the Company's common stock at a price of $1.00 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $-0- at December 31, 2003 and 2002.

      During November 2001, the Company issued a convertible debenture for $100,000 in exchange for cash. The debenture is due November 16, 2006. The debenture accrues interest at 12% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.00 per share. The debentures also carry warrants to purchase 300,000 shares of the Company's common stock at a price of $1.00 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $-0- at December 31, 2003 and 2002.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2003

NOTE 5 - NOTES AND CONVERTIBLE DEBENTURES PAYABLE (Continued)

      During November 2001, the Company issued a convertible debenture for $500,000 in exchange for cash. The debenture is due November 29, 2006. The debenture accrues interest at 6% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt and accrued interest into the Company's restricted common stock at a price equal to 120% of the closing bid price of the Company's common stock as of the issue date of the debenture, or an amount equal to 80% of the lowest closing bid price of the Company's common for the five trading days immediately preceding the conversion date. Interest expense associated with the amended debenture amounted to $-0- at December 31, 2003 and 2002.

      During December 2001, the Company issued a convertible debenture for $100,000 in exchange for cash. The debenture is due December 18, 2006. The debenture accrues interest at 12% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.00 per share. The debentures also carry warrants to purchase 300,000 shares of the Company's common stock at a price of $1.00 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $-0- at December 31, 2003 and 2002.

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2003

NOTE 5 - NOTES AND CONVERTIBLE DEBENTURES PAYABLE (Continued)

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

      During the quarter ending December 31, 2002, the Company received $100,000 from the issuance of notes and advances pursuant to a debtor-in-possession financing facility, approved pursuant to an order by the United States Bankruptcy Court for the Southern District of New York. The applicable interest rate was 15%. Interest expense for the years ended December 31, 2003 and 2002, was $15,208 and $1,485, respectively.

      During the quarter ending March 31, 2003, the Company received $116,818 from the issuance of notes and advances pursuant to a debtor-in-possession financing facility, approved pursuant to an order by the United States Bankruptcy Court for the Southern District of New York. The applicable interest rate was 15%. Interest expense for the years ended December 31, 2003 and 2002, was $16,847 and $-0-, respectively.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2003

NOTE 5 - NOTES AND CONVERTIBLE DEBENTURES PAYABLE (Continued)

      During the quarter ending June 30, 2003, the Company received $20,000 from the issuance of notes and advances pursuant to a debtor-in-possession financing facility, approved pursuant to an order by the United States Bankruptcy Court for the Southern District of New York. The applicable interest rate was 15%. Interest expense for the years ended December 31, 2003 and 2002, was $1,752 and $-0-, respectively.

NOTE 6 - ACCRUED EXPENSES

      The Company's accrued expenses are comprised of the following items as of December 31, 2003:

      Accrued payroll taxes payable                     $      60,266
      Accrued interest payable - payroll                       52,717
      Accrued payroll tax penalty                              98,845
      Accrued taxes payable                                   273,144
      Accrued payroll payable                               2,103,656
      Aquamax/Keeran license fee payable                    3,600,000
      Accrued STM license fee payable                       2,000,000
      Due to third parties                                     35,550
      Accrued legal settlement - Mchargue                      66,683
      Accrued interest payable                              1,394,333
      Accrued contingency for additional post
       petition claims                                        222,411
                                                        -------------

            Total                                       $   9,907,605
                                                        =============

NOTE 7 - GOING CONCERN

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

      The Company has incurred losses from its inception through December 31, 2003 of approximately $57,809,318. The Company does not have an established source of funds sufficient to cover its operating costs, has a substantial working capital deficit and has relied exclusively on debt and equity financing, accordingly, there is substantial doubt about its ability to continue as a going concern.

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2003

NOTE 7 - GOING CONCERN (Continued)

      The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 8 - DILUTIVE INSTRUMENTS

      a. Stock Options

      The Company had outstanding stock options to purchase 987,132 shares of the Company's common stock to non-employees as of December 31, 2003. These options expire beginning in September 2004 and ending in January 2012.

      The following table summarizes information about employee stock options outstanding at December 31, 2003:

                        Number of      Weighted
                         Options       Average     Weighted      Number of
                       Outstanding    Remaining     Average   Exercisable at
           Exercise   December 31,   Contractual   Exercise    December 31,
             Price        2003           Life        Price         2003
           --------   ------------   -----------   --------   --------------

           $   1.00      3,007,456       8 years   $   1.00        3,007,456
           $   0.05        387,694     8.5 years   $   0.05          387,694

      Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under such plan consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                   For the Years Ended
                                                       December 31,
                                                -------------------------
                                                   2003          2002
                                                ----------   ------------

           Net income (loss) as reported        $1,181,944   $(21,480,828)
           Proforma                              1,181,944    (24,384,972)
           Basic and diluted income (loss)
            per share as reported                     0.02          (0.47)
           Pro forma                                  0.02          (0.47)

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2003

NOTE 8 - DILUTIVE INSTRUMENTS (Continued)

      There were no stock options granted during the year ended December 31, 2003.

      b. Warrants

      A summary of the Company's outstanding warrants as of December 31, 2003, and changes during the year then ended is presented below:

                                                               Weighted
                                                                Average
                                                               Exercise
                                                   Shares        Price
                                                 ---------   ------------
           Outstanding, December 31, 2002        9,795,343   $       0.92

           Granted                                       -              -
           Expired/Cancelled                      (810,000)         (1.09)
           Exercised                                     -              -
                                                 ---------   ------------

           Outstanding, December 31, 2003        8,985,343   $       0.91
                                                 =========   ============

           Exercisable, December 31, 2003        8,985,343   $       0.91
                                                 =========   ============

                                          Outstanding                     Exercisable
                             ------------------------------------   ----------------------

                                             Weighted
                                Number       Average     Weighted      Number     Weighted
                             Outstanding    Remaining     Average   Exercisable   Average
               Range of      at December   Contractual   Exercise   at December   Exercise
           Exercise Prices     31, 2003        Life        Price      31, 2003      Price
           ---------------   -----------   -----------   --------   -----------   --------
           $          1.50       840,730          0.69   $   1.50       840,730   $   1.50
                 0.90-1.10     4,839,668          2.94       0.97     4,839,668       0.97
                 0.50-0.70     3,304,945          2.98       0.65     3,304,945       0.65
           ---------------   -----------   -----------   --------   -----------   --------

           $     0.50-1.50     8,985,343          2.73   $   0.91     8,985,343   $   0.91
           ===============   ===========   ===========   ========   ===========   ========

NOTE 9 - STOCK ISSUANCES

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               December 31, 2003

NOTE 9 - STOCK ISSUANCES (Continued)

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               December 31, 2003

NOTE 9 - STOCK ISSUANCES (Continued)

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               December 31, 2003

NOTE 9 - STOCK ISSUANCES (Continued)

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               December 31, 2003

NOTE 9 - STOCK ISSUANCES (Continued)

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               December 31, 2003

NOTE 9 - STOCK ISSUANCES (Continued)

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2003

NOTE 9 - STOCK ISSUANCES (Continued)

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

NOTE 10 - REGULATION 504D STOCK OFFERING

      During December 1999, the Company issued 755,085 shares of common stock pursuant to a Regulation 504D stock offering for cash of $600,000. The shares were issued at 60% of the closing bid price one day prior to issuance. The shares were issued at prices ranging from $0.70 per share to $0.90 per share at the same time that the closing bid prices were $1.17 to $1.50.

NOTE 11 - PRIVATE PLACEMENTS AND MEMORANDUMS

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2003

NOTE 11 - PRIVATE PLACEMENTS AND MEMORANDUMS (Continue)

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

NOTE 12 - EQUITY LINE OF CREDIT

      On November 29, 2001, the Company entered into an Equity Line of Credit with Cornell Capital Partners, L.P. (Cornell) pursuant to which the Company may, at its discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $10.0 million. For each share of common stock purchased under the Equity Line of Credit, Cornell will pay 95% of the lowest closing bid price on which our common stock is traded for the 5 days immediately following the notice date. Unless waived by Cornell, the amount of each advance is subject to a maximum advance amount based on an average daily volume of the Company's common stock. The Company may request an advance every three trading days. A consulting fee of 5% of each advance will be paid to Cornell upon closing each of the sales under this agreement. In addition, the Company issued 260,270 shares of common stock on February 28, 2002 as a commitment fee valued at $500,000, or $1.92 per share. The non-refundable commitment fee is included in accounts payable and was fully expensed as debt offering costs. The Company has not drawn any advances under this agreement at December 31, 2003. The Company filed an SB-2, which was declared effective on June 19, 2002.

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

NOTE 13 - BANKRUPTCY

      During 2002, the Company pursued various avenues to enable the business to continue in operation and/or maximize asset values. These efforts included meetings with a number of entities to explore a strategic investment in the Company and/or an acquisition of all or a portion of the Company's assets and businesses. While several parties undertook due diligence, no entity made a viable proposal.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2003

NOTE 13 - BANKRUPTCY (Continued)

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

      The Company has a history of being financed primarily by raising capital through private placements of its stock and/or loans from third parties. The proceeds from the financing have been used to develop the Company's technologies, pursue acquisitions and make strategic alliances and pay operating costs. Over the past twelve months, the Company has endeavored to stem severe cash flow shortages through, among other things, workforce and overhead reductions, and the consolidation of its business operations. Due to persistent cash flow shortages the Company terminated substantially all of its employees. As a result of a confluence of events, including a general contraction of available financing from capital markets and the recent bankruptcy in Norway of Sigma Elektroteknisk, AS, a wholly owned subsidiary, a Special Meeting of the Board of Directors was held on November 27, 2002, in which the Board unanimously consented to authorizing the Company to file a voluntary petition under Chapter 11 of the Bankruptcy Code.

      On December 1, 2002, the Company filed a voluntary petition under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court Southern District of New York. On December 16, 2002, the United States Trustee appointed a creditors' committee pursuant to section 1102(a) of the Bankruptcy Code (the "Committee").

      Simultaneously with filing the Chapter 11 petition, the Company filed an emergency motion to authorize it to obtain loans and advances under a Debtor-In-Possession Loan Agreement with Algonquin Capital Management, L.L.C. in order to continue operations so that the Company could attempt to maximize the value of its assets. The Bankruptcy Court entered an interim order approving the financing on December 5, 2002 and a final order was entered on December 20, 2002. In addition, the Company filed a motion in the bankruptcy case to approve the proposed sale of substantially all of its assets to Algonquin Capital Management, L.L.C. and Hibernia Capital Management, L.L.C., subject to higher and better offers. By order dated February 6, 2003, the Bankruptcy Court authorized the asset sale agreement with Algonquin Capital Management L.L.C. and Hibernia Capital Management L.L.C. as modified by the Creditor Settlement Agreement and assumption and assignment of certain executory contracts, licenses and intellectual property rights for a credit bid of $2,000,000. As part of the Creditor Settlement Agreement, Algonquin Capital Management L.L.C. and Hibernia Capital Management L.L.C. reconveyed to the bankruptcy estate a 60% ownership in the Water Assets of the Company. The Bill of Sale consummating the sale was signed on February 19, 2003. During September 2003, an additional $80,000 was paid to the Company by Power Play Energy pursuant to the Creditor Settlement Agreement.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2003

NOTE 13 - BANKRUPTCY (Continued)

      Having sold its assets and ceased operations, the Company was not in a financial position to support the on-going operations needed to develop the Water Assets. On May 20, 2003, the Bankruptcy Court approved the sale of the Company's interest in the Water Assets to Oases Desalination International, Ltd. in exchange for their covenant to commercialize those assets and make certain royalty payments. Since that time, and although they have made certain minimal payments totaling $23,500, Oases has been in default. Subsequently, Oases Desalination International, Ltd. and ReEnergy Group entered into an asset purchase agreement in which Oases Desalination International, Ltd. would sell all of its assets, including the Water Assets, to ReEnergy Group. Because Oases Desalination International, Ltd. is in default with the Company and has not paid for the Water Assets, Oases Desalination International, Ltd. and Renergy Group sought the Company's consent wherein ReEnergy Group would directly purchase the Water Assets from the Company. After significant negotiations, the Creditors' Committee, Oases Desalination International, Ltd. and ReEnergy Group entered into the Consent Agreement, in order to, among other things, provide the Company's consent to transfer the Water Assets to ReEnergy Group for a modified consideration of $750,000 for the Water Assets. On October 26, 2005, an application was filed with the Bankruptcy Court to approve this arrangement and the arrangement was approved by order dated November 16, 2005. The Company has received all of the funds in this transaction and is being held in an account maintained by bankruptcy counsel for the Committee.

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

NOTE 14 - DISCONTINUED OPERATIONS

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2003

NOTE 15 - SALE OF ASSETS

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

NOTE 16 - SUBSEQUENT EVENTS

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The Company currently has no directors or executive officers and did not have any during 2003, other than Mr. Michael Hopper, Secretary/Treasurer and Chief Financial Officer of the Company, who resigned in February 2003.

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

The Company is unaware of the failure of any of its greater than ten percent beneficial owners to comply with any filing requirements under Section 16(a) during the year ended December 31, 2003.

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

Item 10.  Executive Compensation.

The Company currently has no directors or executive officers, and did not have any during 2003, other than Mr. Michael Hopper, Secretary/Treasurer and Chief Financial Officer of the Company, who resigned in February 2003.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information as of December 31, 2003 with respect to the beneficial ownership of Common Stock by all persons known by the Company to beneficially own more than 5% of its outstanding common stock (each, a "5% Owner"). Except as noted below, each shareholder exercises sole voting and investment power with respect to the shares beneficially owned.

                                     Title of Class    Number of Shares       Percent of
5% Owner:                                             Beneficially Owned       Class (1)
-----------------------------------------------------------------------------------------
Joseph P. Maceda                     Common                   11,716,579(2)         20.5%
939 Union Street
Brooklyn, NY 11215

Robert L. Campbell                   Common                    7,205,341(3)         12.8%
15009 Rio Circle
Rancho Murieta, CA 95683

Algonquin Capital Management         Common                    5,087,000(4)         8.6 %
440 Main Street
Ridgefield, CT 06877

Elektryon                            Common                    3,500,000             6.2%
Lenard Schwartzer, Attorney at Law
3800 Howard Hughes Parkway, #110
Las Vegas, NV 89109

Gloria Rose Ott                      Common                    2,870,000(5)          5.1%
20250 Edgewood Farm Lane
Purcellville, VA 20132
-----------------------------------------------------------------------------------------

(1) Applicable percentage of ownership is based on 56,182,746 shares of common stock outstanding as of December 31, 2003, together with applicable options for each shareholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days from December 31, 2003 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Further, shareholdings are based on the information included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 and/or a shareholder listing obtained from the Company's transfer agent.

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

Item 14.  Principal Accountant Fees and Services.

The Company's prior auditors, H.J. & Associates, LLC, resigned on April 30, 2003. The Company's independent auditors, Pritchett, Siler & Hardy, P.C., were engaged on November 28, 2006. The Company expects to use the auditors solely or primarily for the auditing of the Company's consolidated financial statements and the quarterly reviews of interim financial statements (the "Reviews"), including advice on audit and accounting matters that arose during or as a result of the audit or the Reviews and for services in connection with SEC filings. The provision of any additional services by the independent auditors must be approved by the Bankruptcy Court. On November 8, 2006, the Company engaged H.J. & Associates, LLC as the Company's accountants, including to assist in the preparation of the Company's financial statements and to prepare the Company's federal and state income tax returns.

Fees paid to H.J. & Associates, LLC during 2003 and 2002 are as follows:

                                                               2003     2002
------------------------------------------------------------------------------
Audit Fees                                                     $  0   $ 28,224
------------------------------------------------------------------------------
Audit Related Fees                                                0          0
------------------------------------------------------------------------------
Tax Fees                                                          0      2,458
------------------------------------------------------------------------------
All Other Fees                                                    0          0

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Ocean Power Corporation

By: /s/ MICHAEL HOPPER                                  Dated: January 31, 2008
    ------------------------------------
    Michael Hopper, Authorized Signatory

                                INDEX TO EXHIBITS

Exhibit
Number                            Description of Exhibit
-------                           ----------------------

2.01 Chapter 11 Plan of Reorganization, In re: Ocean Power Corporation, Case No. 02-15989 (REG), dated January 14, 2008. **

2.02 Disclosure Statement to Accompany Plan of Reorganization Pursuant to ss. 1125 of the Bankruptcy Code, In re: Ocean Power Corporation, Case No. 02-15989 (REG), dated January 14, 2008. **

2.03 Executed Term Sheet between the Company and Trinad Capital Master Fund Ltd., dated October 2006, and the Amendment thereto, dated
         September 18, 2007. **

3.01 Certificate of Incorporation of the Company dated July 21, 1999, filed as Exhibit 3.01 to the Company's Form 10-KSB for the yearly period ended December 31, 2001 and incorporated herein by reference.

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