Form 10QSB
period 2004-03-31
OCEAN POWER CORP
filed 2008-02-01
CIK 1102423

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to ____


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

                                 March 31, 2004

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheet


                                     ASSETS
                                     ------

                                                                     March 31,
                                                                       2004
                                                                   ------------
                                                                    (Unaudited)

CURRENT ASSETS

   Cash - restricted                                               $    183,861
                                                                   ------------

     Total Current Assets                                               183,861
                                                                   ------------

EQUIPMENT, NET                                                               --
                                                                   ------------

TOTAL ASSETS                                                       $    183,861
                                                                   ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

   Accounts payable                                                $  2,656,703
   Accrued expenses                                                   9,916,584
   Notes payable - related parties                                    1,033,469
   Notes and convertible debentures payable - current portion         8,674,884
                                                                   ------------

     Total Current Liabilities                                       22,281,640
                                                                   ------------

     Total Liabilities                                               22,281,640
                                                                   ------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 20,000,000 shares authorized of
    $0.001 par value; no shares outstanding                                  --
   Common stock: 500,000,000 shares authorized of
    $0.01 par value; 56,182,746 shares issued
    and outstanding                                                     561,827
   Additional paid-in capital                                        35,169,137
   Deficit accumulated during the development stage                 (57,828,743)
                                                                   ------------

     Total Stockholders' Equity (Deficit)                           (22,097,779)
                                                                   ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                                    $    183,861
                                                                   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Operations (Unaudited)

                                                                           From
                                                 For the               Inception on
                                            Three Months Ended           March 26,
                                                 March 31,             1992 Through
                                       ----------------------------      March 31,
                                           2004            2003            2004
                                       ------------    ------------    ------------
REVENUES                               $         --    $         --    $         --
                                       ------------    ------------    ------------
EXPENSES

   General and administrative                10,480         253,901         388,966
   Depreciation and amortization                 --          15,964          15,964
                                       ------------    ------------    ------------

     Total Expenses                          10,480         269,865         404,930
                                       ------------    ------------    ------------

     LOSS FROM OPERATIONS                   (10,480)       (269,865)       (404,930)
                                       ------------    ------------    ------------
OTHER INCOME (EXPENSE)

   Interest income                               35              12             179
   Gain (loss) on sale of assets                 --       1,643,486       1,723,486
   Interest expense                          (8,980)         (7,211)     (8,841,753)
                                       ------------    ------------    ------------

     Total Other Income (Expense)            (8,945)      1,636,287      (7,118,088)
                                       ------------    ------------    ------------
INCOME (LOSS) BEFORE
 INCOME TAXES                               (19,425)      1,366,422      (7,523,018)

   Income tax expense                            --              --         113,429
                                       ------------    ------------    ------------
INCOME (LOSS) BEFORE
 DISCONTINUED OPERATIONS                    (19,425)      1,366,422      (7,636,447)

   (Loss) from discontinued
    operations                                   --              --     (50,192,296)
                                       ------------    ------------    ------------

NET INCOME (LOSS)                      $    (19,425)   $  1,366,422    $(57,828,743)
                                       ============    ============    ============

BASIC AND DILUTED INCOME (LOSS) PER
 SHARE

   Income (loss) before discontinued
    operations                         $      (0.00)   $       0.02
   Discontinued operations                     0.00            0.00
                                       ------------    ------------

     Net income (loss)                 $      (0.00)   $       0.02
                                       ============    ============
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                   56,182,746      56,182,746
                                       ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)


                                                                                                      Deferred         Deficit
                                                                                                     Consulting      Accumulated
                                                Common Stock           Additional        Other        Expense        During the
                                        ---------------------------      Paid-In     Comprehensive    and Asset      Development
                                           Shares         Amount         Capital     Income (Loss)   Acquisition       Stage
                                        ------------   ------------   ------------   ------------   ------------   ------------
Balance, December 31, 2003                56,182,746        561,827     35,169,137             --             --    (57,809,318)

Net income for the three months ended
March 31, 2004 (Unaudited)                        --             --             --             --             --        (19,425)
                                        ------------   ------------   ------------   ------------   ------------   ------------
Balance, March 31, 2004 (Unaudited)       56,182,746   $    561,827   $ 35,169,137   $         --   $         --   $(57,828,743)
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


                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                                   From
                                                                                               Inception on
                                                                For the Three Months Ended       March 26,
                                                                         March 31,             1992 Through
                                                               ----------------------------      March 31,
                                                                   2004            2003            2004
                                                               ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                           $    (19,425)   $  1,366,422    $(57,828,743)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
     Depreciation and amortization                                       --          15,964       2,820,779
     Deferred consulting expense                                         --              --       2,486,798
     Value of common stock, warrants, options
      and discounts on equity instruments issued
      for services                                                       --              --       7,962,847
     Loss on sale of assets                                              --              --         387,649
     Amortization of debenture discount and debt issue costs             --              --       4,628,538
     Gain on disposition of debt and write off of subsidiary             --              --      (6,085,539)
     Gain on sale of assets                                              --      (1,643,486)     (1,723,486)
     Impairment loss                                                     --              --      12,302,123
   Change in operating asset and liability accounts,
    net of amounts acquired in business combination:
     (Increase) decrease in advances to employees,
      prepaid expenses, deposits and debt offering costs                 --          18,402      (5,772,221)
     Increase (decrease) in accounts payable                          8,980         170,871       5,640,368
     Increase (decrease) in accrued expenses                          8,980           1,337      13,690,826
                                                               ------------    ------------    ------------

       Net Cash Used by Operating Activities                         (1,465)        (70,490)    (21,490,061)
                                                               ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES

   Cash lost in discontinued operation                                   --              --          (4,713)
   Payments on license agreement                                         --              --        (400,000)
   Cash acquired in Sigma acquisition                                    --              --         142,254
   Proceeds from sale of assets                                          --              --          80,001
   Purchase of fixed assets                                              --              --      (1,164,570)
   Equipment procurement costs                                           --              --        (564,110)
                                                               ------------    ------------    ------------

       Net Cash Used by Investing Activities                             --              --      (1,911,138)
                                                               ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from notes payable                                           --         116,818       4,951,818
   Repayment of related party notes payable                              --              --      (1,640,226)
   Repayment of notes payable                                            --              --      (1,519,062)
   Loans from related parties                                            --              --       7,462,787
   Issuance of convertible debentures                                    --              --       3,100,000
   Common stock issued for cash                                          --              --      11,256,032
   Stock offering costs                                                  --              --         (26,289)
                                                               ------------    ------------    ------------

       Net Cash Provided by Financing Activities                         --         116,818      23,585,060
                                                               ------------    ------------    ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
          Consolidated Statements of Cash Flows (Unaudited) (Continued)


                                                                                                   From
                                                                                               Inception on
                                                                For the Three Months Ended       March 26,
                                                                         March 31,             1992 Through
                                                               ----------------------------      March 31,
                                                                   2004            2003            2004
                                                               ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH                                $     (1,465)   $     46,328    $    183,861

CASH AT BEGINNING OF PERIOD                                         185,326          62,271              --
                                                               ------------    ------------    ------------

CASH AT END OF PERIOD                                          $    183,861    $    108,599    $    183,861
                                                               ============    ============    ============

CASH PAID FOR:

  Interest                                                     $         --    $         --    $     16,488
  Income taxes                                                 $         --    $         --    $         --

NON-CASH FINANCING ACTIVITIES

  Value of common stock, warrants, options and
   discounts on equity instruments issued for services         $         --    $         --    $  7,962,847
  Equity instruments issued for deferred consulting
   expense/asset acquisition                                   $         --    $         --    $    740,000
  Common stock issued for recapitalization                     $         --    $         --    $  2,761,773
  Common stock issued for conversion of debt                   $         --    $         --    $  2,963,511
  Acquisition of licenses through license agreement
   Payable                                                     $         --    $         --    $  6,940,000
  Warrants granted in conjunction with debt instruments        $         --    $         --    $  3,261,386

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2004

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

         On December 1, 2002, the Company filed a voluntary petition under Chapter 11 of the bankruptcy code with the United States Bankruptcy Court Southern District of New York. See Note 5 for the discussion regarding the bankruptcy filing.

NOTE 2 - ACCRUED EXPENSES

         The Company's accrued expenses are comprised of the following items:

                                                                    March 31,
                                                                      2004
                                                                  ------------
                                                                   (Unaudited)

         Accrued payroll taxes payable                            $     60,266
         Accrued interest payable - payroll                             52,717
         Accrued payroll tax penalty                                    98,845
         Accrued taxes payable                                         273,144
         Accrued payroll payable                                     2,103,656
         Aquamax/Keeran license fee payable                          3,600,000
         Accrued STM license fee payable                             2,000,000
         Due to third parties                                           35,550
         Accrued legal settlement - Mchargue                            66,683
         Accrued interest payable                                    1,403,312
         Accrued contingency for additional post
         Petition claims                                               222,411
                                                                  ------------

                          Total                                   $  9,916,584
                                                                  ============

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

         The Company has incurred losses from its inception through March 31, 2004 of approximately $57,828,743. The Company does not have an established source of funds sufficient to cover its operating costs, has a working capital deficit of approximately $22,097,000, has relied exclusively on debt and equity financing. Additionally the Company's wholly-owned subsidiary Sigma was forced into bankruptcy because of non-payment of employee salaries. Accordingly, there is substantial doubt about its ability to continue as a going concern.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2004

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

NOTE 4 - DILUTIVE INSTRUMENTS

         a.       Stock Options

         The Company had outstanding stock options to purchase 987,132 shares of the Company's common stock to non-employees as of March 31, 2004. These options expire on various dates beginning in April 2004 and ending in January 2012.

         The following table summarizes information about employee stock options outstanding at March 31, 2004:

                           Number of       Weighted
                            Options         Average        Weighted        Number of
                          Outstanding      Remaining       Average      Exercisable at
          Exercise         March 31,      Contractual      Exercise        March 31,
            Price            2004            Life            Price           2004
         ------------    ------------    ------------    ------------    ------------
         $       1.00       3,007,456      7.75 years    $       1.00       3,007,456
         $       0.05         387,694      8.25 years    $       0.05         387,694


         Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under such plan consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation," the Company's net income
         (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                          For the Three Months Ended
                                                                   March 31,
                                                         ----------------------------
                                                             2004            2003
                                                         ------------    ------------
         Net income (loss) as reported                   $    (19,425)   $  1,366,422
         Proforma                                             (19,425)      1,366,422
         Basic and diluted income (loss)
          per share as reported                                 (0.00)           0.02
         Pro forma                                              (0.00)           0.02

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2004

NOTE 4 - DILUTIVE INSTRUMENTS (Continued)

         There were no stock options granted during the three months ended March 31, 2004.

         b.       Warrants

         A summary of the Company's outstanding warrants as of March 31, 2004, and changes during the three months then ended is presented below:

                                                                                            Weighted
                                                                                            Average
                                                                                            Exercise
                                                                            Shares           Price
                                                                         ------------    ------------
         Outstanding, December 31, 2003                                     8,985,343    $       0.91

         Granted                                                                   --              --
         Expired/Cancelled                                                         --              --
         Exercised                                                                 --              --
                                                                         ------------    ------------

         Outstanding, March 31, 2004                                        8,985,343    $       0.91
                                                                         ============    ============

         Exercisable, March 31, 2004                                        8,985,343    $       0.91
                                                                         ============    ============

                                          Outstanding                             Exercisable
                         --------------------------------------------    ----------------------------
                                           Weighted
                             Number         Average        Weighted         Number         Weighted
           Range of       Outstanding      Remaining       Average       Exercisable       Average
           Exercise       at March 31,    Contractual      Exercise      at March 31,      Exercise
            Prices           2004            Life           Price            2004           Price
         ------------    ------------    ------------    ------------    ------------    ------------
         $       1.50         840,730            0.43    $       1.50         840,730    $       1.50
            0.90-1.10       4,839,668            2.70            0.97       4,839,668            0.97
            0.50-0.75       3,304,945            2.74            0.65       3,304,945            0.65
         ------------    ------------    ------------    ------------    ------------    ------------
          $ 0.50-1.50       8,985,343            2.52    $       0.91       8,985,343    $       0.91
          ===========    ============    ============    ============    ============    ============

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2004

NOTE 5 - BANKRUPTCY (Continued)

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

         In October of 2006, the Company signed a term sheet with Trinad Capital Master Fund Ltd. (the Sponsor) to sponsor a plan of reorganization. Prior to confirmation of the Chapter 11 plan of reorganization, the Sponsor will identify a merger candidate to be merged into the Company. The Sponsor is currently in negotiations with NorthStar Systems International, Inc. as the potential merger candidate. Before the merger can take place, the Company is required to bring all of its financial, tax and SEC filings current from the last filing date of

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2004

NOTE 5 - BANKRUPTCY (Continued)

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

Item 2.  Management's Discussion and Analysis of Results of Operations

Readers should refer to the description of the Company's bankruptcy case (the "Bankruptcy Case") described in the Notes to the Financial Statements included in Item 1 of this Form 10-QSB and in the Company's Form 10-KSB for the annual period ended December 31, 2003.

Three Month Periods Ended March 31, 2004 and 2003
-------------------------------------------------

The business of the Company during the quarter ended March 31, 2004 included only its consideration of various plan of reorganization opportunities and incurring administrative expenses in connection with the Bankruptcy Case, e.g., related to legal, accounting and administrative activities. There were no revenue-generating activities. The Company has had no employees since February 2003. The administrative activities of the Company are performed by outside consultants and advisors. Direct administrative expenses of the Company totaled $10,480 and $269,865 for the three-month periods ended March 31, 2004 and 2003, respectively. The decrease in the current period compared to the same period in the prior year is due primarily to lack of operations resulting from the Company's bankruptcy filing.

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

(b) Changes in internal controls.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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


/s/ MICHAEL HOPPER
---------------------------
Name:  Michael Hopper
Title: Authorized Signatory
Date:  January 31, 2008

                                INDEX TO EXHIBITS

Exhibit
Number                         Description of Exhibit
------                         ----------------------

31.01 Certification pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes Oxley Act of 2002).**

32.01 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

**         Filed herewith.