Form 10QSB
period 2004-06-30
OCEAN POWER CORP
filed 2008-02-01
CIK 1102423

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2004

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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ ]Yes  [X] No

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

                                  June 30, 2004

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheet


                                     ASSETS
                                     ------

                                                                     June 30,
                                                                       2004
                                                                   ------------
                                                                    (Unaudited)

CURRENT ASSETS

   Cash - restricted                                               $    183,895
                                                                   ------------

     Total Current Assets                                               183,895
                                                                   ------------

EQUIPMENT, NET                                                               --
                                                                   ------------

TOTAL ASSETS                                                       $    183,895
                                                                   ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

   Accounts payable                                                $  2,660,018
   Accrued expenses                                                   9,925,563
   Notes payable - related parties                                    1,033,469
   Notes and convertible debentures payable - current portion         8,674,884
                                                                   ------------

     Total Current Liabilities                                       22,293,934
                                                                   ------------

     Total Liabilities                                               22,293,934
                                                                   ------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 20,000,000 shares authorized of
    $0.001 par value; no shares outstanding                                  --
   Common stock: 500,000,000 shares authorized of
    $0.01 par value; 56,182,746 shares issued
    and outstanding                                                     561,827
   Additional paid-in capital                                        35,169,137
   Deficit accumulated during the development stage                 (57,841,003)
                                                                   ------------

     Total Stockholders' Equity (Deficit)                           (22,110,039)
                                                                   ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                                    $    183,895
                                                                   ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Operations (Unaudited)


                                                                                                            From
                                                 For the                         For the                Inception on
                                           Three Months Ended               Six Months Ended              March 26,
                                                 June 30,                        June 30,               1992 Through
                                       ----------------------------    ----------------------------       June 30,
                                           2004            2003            2004            2003             2004
                                       ------------    ------------    ------------    ------------    ------------
REVENUES                               $         --    $         --    $         --    $         --    $         --
                                       ------------    ------------    ------------    ------------    ------------
EXPENSES

   General and administrative                 3,315          49,491          13,795         303,392         392,281
   Depreciation and amortization                 --              --              --          15,964          15,964
                                       ------------    ------------    ------------    ------------    ------------

     Total Expenses                           3,315          49,491          13,795         319,356         408,245
                                       ------------    ------------    ------------    ------------    ------------

     LOSS FROM OPERATIONS                    (3,315)        (49,491)        (13,795)       (319,356)       (408,245)
                                       ------------    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)

   Interest income                               34              44              69              56             213
   Gain (loss) on sale of assets                 --              --              --       1,643,486       1,723,486
   Interest expense                          (8,979)         (8,440)        (17,959)        (15,651)     (8,850,732)
                                       ------------    ------------    ------------    ------------    ------------

     Total Other Income (Expense)            (8,945)         (8,396)        (17,890)      1,627,891      (7,127,033)
                                       ------------    ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE
 INCOME TAXES                               (12,260)        (57,887)        (31,685)      1,308,535      (7,535,278)

   Income tax expense                            --              --              --              --         113,429
                                       ------------    ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE
 DISCONTINUED OPERATIONS                    (12,260)        (57,887)        (31,685)      1,308,535      (7,648,707)

   (Loss) from discontinued
    operations                                   --              --              --              --     (50,192,296)
                                       ------------    ------------    ------------    ------------    ------------

NET INCOME (LOSS)                      $    (12,260)   $    (57,887)   $    (31,685)   $  1,308,535    $(57,841,003)
                                       ============    ============    ============    ============    ============

BASIC AND DILUTED INCOME (LOSS) PER
 SHARE

   Income (loss) before discontinued
    operations                         $      (0.00)   $      (0.00)   $      (0.00)   $       0.02
   Discontinued operations                     0.00            0.00            0.00            0.00
                                       ------------    ------------    ------------    ------------

     Net income (loss)                 $      (0.00)   $      (0.00)   $      (0.00)   $       0.02
                                       ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                   56,182,746      56,182,746      56,182,746      56,182,746
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


                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)


                                                                                                    Deferred         Deficit
                                                                                                   Consulting      Accumulated
                                              Common Stock           Additional        Other         Expense       During the
                                      ---------------------------      Paid-In     Comprehensive    and Asset      Development
                                         Shares         Amount         Capital     Income (Loss)   Acquisition        Stage
                                      ------------   ------------   ------------   ------------   ------------   ------------
Balance, December 31, 2003              56,182,746        561,827     35,169,137             --             --    (57,809,318)

Net income for the six months ended
June 30, 2004 (Unaudited)                       --             --             --             --             --        (31,685)
                                      ------------   ------------   ------------   ------------   ------------   ------------

Balance, June 30, 2004 (Unaudited)      56,182,746   $    561,827   $ 35,169,137   $         --   $         --   $(57,841,003)
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


                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Unaudited)



                                                                                                   From
                                                                                               Inception on
                                                                 For the Six Months Ended        March 26,
                                                                         June 30,              1992 Through
                                                               ----------------------------      June 30,
                                                                   2004            2003            2004
                                                               ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                    $    (31,685)   $  1,308,535    $(57,841,003)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
     Depreciation and amortization                                       --          15,964       2,820,779
     Deferred consulting expense                                         --              --       2,486,798
     Value of common stock, warrants, options
      and discounts on equity instruments issued
      for services                                                       --              --       7,962,847
     Loss on sale of assets                                              --              --         387,649
     Amortization of debenture discount and debt issue costs             --              --       4,628,538
     Gain on disposition of debt and write off of subsidiary             --              --      (6,085,539)
     Gain on sale of assets                                              --      (1,643,486)     (1,723,486)
     Impairment loss                                                     --              --      12,302,123
     Bad debt expense                                                    --              --              --
   Change in operating asset and liability accounts,
    net of amounts acquired in
    business combination:
     (Increase) decrease in advances to employees,
      prepaid expenses, deposits and debt offering costs                 --          18,402      (5,772,221)
     Increase (decrease) in accounts payable                         12,296         196,587       5,643,684
     Increase (decrease) in accrued expenses                         17,958           9,777      13,699,804
                                                               ------------    ------------    ------------

       Net Cash Used by Operating Activities                         (1,431)        (94,221)    (21,490,027)
                                                               ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Cash lost in discontinued operation                                   --              --          (4,713)
   Payments on license agreement                                         --              --        (400,000)
   Cash acquired in Sigma acquisition                                    --              --         142,254
   Proceeds from sale of assets                                          --              --          80,001
   Purchase of fixed assets                                              --              --      (1,164,570)
   Equipment procurement costs                                           --              --        (564,110)
                                                               ------------    ------------    ------------

       Net Cash Used by Investing Activities                             --              --      (1,911,138)
                                                               ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from notes payable                                           --         136,818       4,951,818
   Repayment of related party notes payable                              --              --      (1,640,226)
   Repayment of notes payable                                            --              --      (1,519,062)
   Loans from related parties                                            --              --       7,462,787
   Issuance of convertible debentures                                    --              --       3,100,000
   Common stock issued for cash                                          --              --      11,256,032
   Stock offering costs                                                  --              --         (26,289)
                                                               ------------    ------------    ------------

       Net Cash Provided by Financing Activities                         --         136,818      23,585,060
                                                               ------------    ------------    ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
          Consolidated Statements of Cash Flows (Unaudited) (Continued)


                                                                                                   From
                                                                                               Inception on
                                                                 For the Six Months Ended        March 26,
                                                                         June 30,              1992 Through
                                                               ----------------------------      June 30,
                                                                   2004            2003            2004
                                                               ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH                                $     (1,431)   $     42,597    $    183,895

CASH AT BEGINNING OF PERIOD                                         185,326          62,271              --
                                                               ------------    ------------    ------------

CASH AT END OF PERIOD                                          $    183,895    $    104,868    $    183,895
                                                               ============    ============    ============

CASH PAID FOR:

  Interest                                                     $         --    $         --    $     16,488
  Income taxes                                                 $         --    $         --    $         --

NON-CASH FINANCING ACTIVITIES

  Value of common stock, warrants, options and
   discounts on equity instruments issued for services         $         --    $         --    $  7,962,847
  Equity instruments issued for deferred consulting
   expense/asset acquisition                                   $         --    $         --    $    740,000
  Common stock issued for recapitalization                     $         --    $         --    $  2,761,773
  Common stock issued for conversion of debt                   $         --    $         --    $  2,963,511
  Acquisition of licenses through license agreement
   Payable                                                     $         --    $         --    $  6,940,000
  Warrants granted in conjunction with debt instruments        $         --    $         --    $  3,261,386

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2004

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

         On December 1, 2002, the Company filed a voluntary petition under Chapter 11 of the bankruptcy code with the United States Bankruptcy Court Southern District of New York. See Note 5 for the discussion regarding the bankruptcy filing.

NOTE 2 - ACCRUED EXPENSES

         The Company's accrued expenses are comprised of the following items:

                                                                    June 30,
                                                                      2004
                                                                  ------------
                                                                   (Unaudited)
         Accrued payroll taxes payable                            $     60,266
         Accrued interest payable - payroll                             52,717
         Accrued payroll tax penalty                                    98,845
         Accrued taxes payable                                         273,144
         Accrued payroll payable                                     2,103,656
         Aquamax/Keeran license fee payable                          3,600,000
         Accrued STM license fee payable                             2,000,000
         Due to third parties                                           35,550
         Accrued legal settlement - Mchargue                            66,683
         Accrued interest payable                                    1,412,291
         Accrued contingency for additional post
         Petition claims                                               222,411
                                                                  ------------

                          Total                                   $  9,925,563
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

         The Company has incurred losses from its inception through June 30, 2004 of approximately $57,841,003. The Company does not have an established source of funds sufficient to cover its operating costs, has a working capital deficit of approximately $22,110,000, has relied exclusively on debt and equity financing. Additionally the Company's wholly-owned subsidiary Sigma was forced into bankruptcy because of non-payment of employee salaries. Accordingly, there is substantial doubt about its ability to continue as a going concern.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2004

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

NOTE 4 - DILUTIVE INSTRUMENTS

         a. Stock Options

         The Company had outstanding stock options to purchase 987,132 shares of the Company's common stock to non-employees as of June 30, 2004. These options expire on various dates beginning in July 2004 and ending in January 2012.

         The following table summarizes information about employee stock options outstanding at June 30, 2004:

                          Number of        Weighted
                           Options         Average         Weighted       Number of
                         Outstanding       Remaining       Average      Exercisable at
           Exercise        June 30,       Contractual      Exercise        June 30,
            Price            2004            Life           Price            2004
         ------------    ------------    ------------    ------------    ------------
         $       1.00       3,007,456      7.50 years    $       1.00       3,007,456
         $       0.05         387,694      8.00 years    $       0.05         387,694

         Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under such plan consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation," the Company's net income
         (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                          For the Three Months Ended        For the Six Months Ended
                                                   June 30,                         June 30,
                                         ----------------------------    ----------------------------
                                             2004            2003            2004            2003
                                         ------------    ------------    ------------    ------------
         Net income (loss) as reported   $    (12,260)   $    (57,887)   $    (31,685)   $  1,308,535
         Proforma                             (12,260)        (57,887)        (31,685)      1,308,535
         Basic and diluted income
          (loss) per share as
          reported                              (0.00)          (0.00)          (0.00)           0.02
         Pro forma                              (0.00)          (0.00)          (0.00)           0.02

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                 June 30, 2004

NOTE 4 - DILUTIVE INSTRUMENTS (Continued)

         There were no stock options granted during the six months ended June 30, 2004.

         b. Warrants

         A summary of the Company's outstanding warrants as of June 30, 2004, and changes during the six months then ended is presented below:

                                                                                           Weighted
                                                                                           Average
                                                                                           Exercise
                                                                            Shares          Price
                                                                         ------------    ------------
         Outstanding, December 31, 2003                                     8,985,343    $       0.91

         Granted                                                                   --              --
         Expired/Cancelled                                                   (720,730)          (1.50)
         Exercised                                                                 --              --
                                                                         ------------    ------------

         Outstanding, June 30, 2004                                         8,264,613    $       0.85
                                                                         ============    ============

         Exercisable, June 30, 2004                                         8,264,613    $       0.85
                                                                         ============    ============


                                        Outstanding                              Exercisable
                         --------------------------------------------    -----------------------------
                                          Weighted
                             Number       Average          Weighted         Number         Weighted
           Range of       Outstanding     Remaining        Average       Exercisable       Average
           Exercise       at June 30,    Contractual       Exercise       at June 30,      Exercise
            Prices           2004            Life           Price            2004           Price
         ------------    ------------    ------------    ------------    ------------    ------------
         $       1.50         120,000            2.00    $       1.50         120,000    $       1.50
            0.90-1.10       4,839,668            2.45            0.97       4,839,668            0.97
            0.50-0.75       3,304,945            2.51            0.65       3,304,945            0.65
         ------------    ------------    ------------    ------------    ------------    ------------

         $  0.50-1.50       8,264,613            2.46    $       0.85       8,264,613    $       0.85
         ============    ============    ============    ============    ============    ============

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

         The Company has a history of being financed primarily by raising capital through private placements of its stock and/or loans from third parties. The proceeds from the financing have been used to develop the Company's technologies, pursue acquisitions and make strategic alliances and pay operating costs. Over the past twelve months, the Company has endeavored to stem severe cash flow shortages through, among other things, workforce and overhead reductions, and the consolidation of its business operations. Due to persistent cash flow shortages the Company terminated substantially all of its employees. As a result of a confluence of events, including a general contraction of

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                 June 30, 2004

NOTE 5 - BANKRUPTCY (Continued)

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

         In October of 2006, the Company signed a term sheet with Trinad Capital Master Fund Ltd. (the Sponsor) to sponsor a plan of reorganization. Prior to confirmation of the Chapter 11 plan of reorganization, the Sponsor will identify a merger candidate to be merged into the Company. The Sponsor is currently in negotiations with NorthStar Systems International, Inc. as the potential merger candidate. Before the merger can take place, the Company is required to bring all of its financial, tax and SEC filings current from the last filing date of June 30, 2002. Pursuant to orders of the United States Bankruptcy Court for the Southern District of New York, the Company has engaged accountants, auditors and SEC counsel to complete this task. Under the terms of the proposed plan, creditors of the Company will receive a pro

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                 June 30, 2004

NOTE 5 - BANKRUPTCY (Continued)

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

Three Month Periods Ended June 30, 2004 and 2003
------------------------------------------------

The business of the Company during the quarter ended June 30, 2004 included only its consideration of various plan of reorganization opportunities and incurring administrative expenses in connection with the Bankruptcy Case, e.g., related to legal, accounting and administrative activities. There were no revenue-generating activities. The Company has had no employees since February 2003. The administrative activities of the Company are performed by outside consultants and advisors. Direct administrative expenses of the Company totaled $3,315 and $49,491 for the three-month periods ended June 30, 2004 and 2003, respectively. The decrease in the current period compared to the same period in the prior year is due primarily to lack of operations resulting from the Company's bankruptcy filing.

Six Month Periods Ended June 30, 2004 and 2003
----------------------------------------------

The business of the Company during the six months ended June 30, 2004 included only its consideration of various plan of reorganization opportunities and incurring administrative expenses in connection with the Bankruptcy Case, e.g., related to legal, accounting and administrative activities. There were no revenue-generating activities. The Company has had no employees since February 2003. The administrative activities of the Company are performed by outside consultants and advisors. Direct administrative expenses of the Company totaled $13,795 and $319,356 for the six-month periods ended June 30, 2004 and 2003, respectively. The decrease in the current period compared to the same period in the prior year is due primarily to lack of operations resulting from the Company's bankruptcy filing.

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

(b) Changes in internal controls.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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