Form 10KSB
period 2004-12-31
OCEAN POWER CORP
filed 2008-02-01
CIK 1102423

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Issuer's revenues for 2004: $0

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

2004                                                           High       Low

First Quarter                                                $ 0.0050   $ 0.0006

Second Quarter                                                 0.0025     0.0020

Third Quarter                                                  0.0050     0.0020

Fourth Quarter                                                 0.0020     0.0010

2003                                                           High       Low

First Quarter                                                $ 0.0070   $ 0.0020

Second Quarter                                                 0.0030     0.0015

Third Quarter                                                  0.0030     0.0005

Fourth Quarter                                                 0.0010     0.0006

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

Results of Operations:

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

The business of the Company in 2004 included only its consideration of various plans of reorganization opportunities and incurring administrative expenses in connection with the Bankruptcy Case, e.g., related to legal, accounting and administrative activities. There were no revenue-generating activities (other than the initial deposits toward the Water Assets Sale). The Company has had no employees since 2003. The administrative activities of the Company were performed by Mr. Michael Hopper, a paid consultant, and outside advisors. Direct administrative expenses of the Company for the year ended December 31, 2004 totaled $39,231, a decrease of $339,255 or 90%, compared to $378,486 incurred in the year ended December 31, 2003. The decrease is due to decreases in legal fees, and salaries and wages that were incurred at the beginning of the bankruptcy proceedings. The Company continued to accrue interest on the DIP financing and accrued $36,115 for the year ended December 31, 2004.

The net income (loss) for the year ended December 31, 2004 was ($62,509), a decrease of $1,244,453 or 105%, compared to $1,181,944 for the year ended December 31, 2003. The decrease was due to a gain on the sale of all of the Company's assets totaling $1,723,486 recognized during the year ended December 31, 2003. The net loss for the year ended December 31, 2004 was entirely attributed to administrative expenses and interest expense related to the DIP financing. The revenue from the Water Assets Sale has been recorded entirely as a gain on sale of assets as there was no remaining basis for the Company to remove.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures.

The Company did not have any independent auditors during 2004, as its prior auditors, H.J. & Associates, LLC, resigned on April 30, 2003. The Company's current independent auditors, Pritchett, Siler & Hardy, P.C., have been engaged since November 28, 2006. Since that date, there have been no disagreements with the firm on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

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

                           December 31, 2004 and 2003

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004

                                 C O N T E N T S

Report of Independent Registered Public Accounting Firm .................... F-3

Consolidated Balance Sheet ................................................. F-4

Consolidated Statements of Operations ...................................... F-5

Consolidated Statements of Stockholders' Equity (Deficit) .................. F-6

Consolidated Statements of Cash Flows ......................................F-15

Notes to the Consolidated Financial Statements .............................F-17

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
OCEAN POWER CORPORATION & SUBSIDIARIES
New York, NY 10022

We have  audited  the  accompanying  consolidated  balance  sheet of Ocean Power
Corporation and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2004 and 2003 and from inception on March 26, 1992 through December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Ocean Power Corporation and Subsidiaries for the period from inception on March 26, 1992 through December 31, 2001 were audited by other auditors whose report dated March 22, 2002 expressed an unqualified opinion on those statements and included an explanatory paragraph expressing concern about the ability of the company to continue as a going concern. Our opinion on the consolidated statements of operations, stockholders' equity (deficit) and cash flows for the period from inception on March 26, 1992 through December 31, 2004, insofar as it relates to amounts for prior periods through December 31, 2001, is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ocean Power Corporation and Subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003 and from inception on March 26, 1992 through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

PRITCHETT, SILER & HARDY, P.C.
September 28, 2007
Salt Lake City, Utah

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                     ASSETS
                                     ------

                                                                  December 31,
                                                                      2004
                                                                ---------------

CURRENT ASSETS

   Cash - restricted                                            $       197,463
                                                                ---------------

      Total Current Assets                                              197,463
                                                                ---------------

EQUIPMENT, NET                                                                -
                                                                ---------------

TOTAL ASSETS                                                    $       197,463
                                                                ===============


               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
               ----------------------------------------------

CURRENT LIABILITIES

   Accounts payable                                             $     2,685,110
   Accrued expenses                                                   9,944,863
   Notes payable - related parties                                    1,033,469
   Notes and convertible debentures payable - current portion         8,674,884
                                                                ---------------

      Total Current Liabilities                                      22,338,326
                                                                ---------------

      Total Liabilities                                              22,338,326
                                                                ---------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 20,000,000 shares authorized of
      $0.001 par value; no shares outstanding                                 -
   Common stock: 500,000,000 shares authorized of
      $0.01 par value; 56,182,746 shares issued
      and outstanding                                                   561,827
   Additional paid-in capital                                        35,169,137
   Deficit accumulated during the development stage                 (57,871,827)
                                                                ---------------

      Total Stockholders' Equity (Deficit)                          (22,140,863)
                                                                ---------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
         (DEFICIT)                                              $       197,463
                                                                ===============

   The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                                 From
                                                                             Inception on
                                                 For the Years Ended           March 26,
                                                     December 31,            1992 Through
                                               --------------------------    December 31,
                                                  2004           2003            2004
                                               -----------   ------------   --------------
REVENUES                                       $         -   $          -   $            -
                                               -----------   ------------   --------------

EXPENSES

   General and administrative                       39,231        378,486          417,717
   Depreciation and amortization                         -         15,964           15,964
                                               -----------   ------------   --------------

            Total Expenses                          39,231        394,450          433,681
                                               -----------   ------------   --------------

            LOSS FROM OPERATIONS                   (39,231)      (394,450)        (433,681)
                                               -----------   ------------   --------------

OTHER INCOME (EXPENSE)

   Interest income                                     137            144              281
   Gain (loss) on sale of assets                    13,500      1,723,486        1,736,986
   Interest expense                                (36,115)       (33,807)      (8,868,888)
                                               -----------   ------------   --------------

            Total Other Income (Expense)           (22,478)     1,689,823       (7,131,621)
                                               -----------   ------------   --------------

INCOME (LOSS) BEFORE
   INCOME TAXES                                    (61,709)     1,295,373       (7,565,302)

      Income tax expense                               800        113,429          114,229
                                               -----------   ------------   --------------

INCOME (LOSS) BEFORE
   DISCONTINUED OPERATIONS                         (62,509)     1,181,944       (7,679,531)

      (Loss) from discontinued
         operations                                      -              -      (50,192,296)
                                               -----------   ------------   --------------

NET INCOME (LOSS)                              $   (62.509)  $  1,181,944   $  (57,871,827)
                                               ===========   ============   ==============


BASIC AND DILUTED INCOME (LOSS) PER
   SHARE

      Income (loss) before discontinued
         operations                            $     (0.00)  $       0.02
      Discontinued operations                         0.00           0.00
                                               -----------   ------------

            Net income (loss)                  $     (0.00)  $       0.02
                                               ===========   ============

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING                        56,182,746     56,182,746
                                               ===========   ============

   The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                        Deferred        Deficit
                                                                                                       Consulting     Accumulated
                                               Common Stock            Additional        Other          Expense       During the
                                       ----------------------------     Paid-In      Comprehensive      and Asset     Development
                                          Shares          Amount        Capital      Income (Loss)     Acquisition       Stage
                                       -------------  -------------   ------------   --------------  --------------  --------------
Inception, March 26, 1992                          -  $           -   $          -   $            -  $            -  $            -

Net loss from inception on
   March 20, 1992 through
   December 31, 1997                               -              -              -                -               -      (2,306,366)
                                       -------------  -------------   ------------   --------------  --------------  --------------

Balance, December 31, 1997                         -              -              -                -               -      (2,306,366)

February 24, 1998, common
   stock issued for cash to
   employees at $0.003 per share             395,467          3,955         (2,817)               -               -               -

March 6, 1998, common stock
   issued for cash to employees
   at $0.003 per share                       121,904          1,219           (869)               -               -               -

March 12, 1998, common stock
   issued for cash to an employee
   at $0.003 per share                        33,199            332           (237)               -               -               -

March 18, 1998, common stock
   issued for cash to an employee
   at $0.003 per share                         2,575             26            (19)               -               -               -

April 2, 1998, common stock
   issued for cash to a lender at
   $0.003 per share                          130,500          1,305           (930)               -               -               -

May 14, 1998, common stock
   issued for cash to an employee
   at $0.003 per share                        14,755            147           (106)               -               -               -

June 16, 1998, common stock issued
   for cash, 42,178 issued to
   employees, 43,152 issued to
   consultants, 60,900 issued to
   lenders, 6,960 issued to a
   landlord and 8,352 issued to
   vendors, at $0.003 per share              161,542          1,615         (1,152)               -               -               -

June 16, 1998, common stock
   issued for debt cancellation to
   the company's founders at $0.079
   per share                               1,061,400         10,614         73,267                -               -               -

July 29, 1998, common stock
   issued for cash to a consultant
   at $0.003 per share                        34,800            348           (248)               -               -               -

Net loss for the year ended
   December 31, 1998                               -              -              -                -               -      (2,917,964)
                                       -------------  -------------   ------------   --------------  --------------  --------------

Balance, December 31, 1998                 1,956,142  $      19,561   $     66,889   $            -  $            -  $   (5,224,330)
                                       -------------  -------------   ------------   --------------  --------------  --------------

   The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                        Deferred        Deficit
                                                                                                      Compensation    Accumulated
                                               Common Stock            Additional        Other            and          During the
                                       ----------------------------      Paid-In     Comprehensive     Consulting      Development
                                          Shares          Amount         Capital        Income          Expense          Stage
                                       -------------  -------------   ------------   --------------  --------------  --------------
Balance, December 31, 1998                 1,956,142  $      19,561   $     66,889   $            -  $            -      (5,224,330)

March 5, 1999, common stock
   issued for cash to an employee
   at $0.003 per share                       334,080          3,341         (2,381)               -               -               -

March 22, 1999 34,800 shares
   issued for cash to an employee
   at $0.003 per share                       286,682          2,867         (2,043)               -               -               -

March 22, 1999, 34,800 shares issued
   to an officer and founder for debt
   cancellation  of $50,000, 496,248
   shares issued to a consultant for
   past due fees of $1,426 and
   18,480,172 shares issued to
   employees for past due salaries
   of $53,104 at $0.005 per share         19,011,220        190,112        (85,582)               -               -               -

April 22, 1999, common stock
   issued for cash to a consultant
   at $0.003 per share                       129,734          1,297           (924)               -               -               -

April 27, 1999, common stock
   issued for cash to an employee
   at $0.003 per share                         5,951             59            (43)               -               -               -

April 27, 1999, common stock issued
   to a landlord, 69,600 shares, and
   a consultant, 26,100 shares for
   rent of $200 and fees of $75, at
   $0.003 per share                           95,700            957           (682)               -               -               -

April 28, 1999, common stock
   issued for cash to a consultant
   at $0.003 per share                        12,180            122            (87)               -               -               -

April 30, 1999, common stock
   issued for cash to a consultant
   at $0.003 per share                         2,888             29            (21)               -               -               -

April 30, 1999, common stock
   issued to consultants for fees
   at $0.003 per share                        22,968            230           (164)               -               -               -

May 3, 1999, common stock
   issued to a consultant for fees
   at $0.003 per share                        25,717            257           (183)               -               -               -
                                       -------------  -------------   ------------   --------------  --------------  --------------

Balance Forward                           21,883,262  $     218,832   $    (25,221)  $            -  $            -  $   (5,224,330)
                                       -------------  -------------   ------------   --------------  --------------  --------------

   The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                        Deferred        Deficit
                                                                                                      Compensation    Accumulated
                                               Common Stock            Additional        Other             and         During the
                                       ----------------------------     Paid-In      Comprehensive     Consulting     Development
                                          Shares          Amount        Capital          Income          Expense         Stage
                                       -------------  -------------   ------------   --------------  --------------  --------------
Balance Forward                           21,883,262  $     218,832   $    (25,221)  $            -  $            -  $   (5,224,330)

May 5, 1999, common stock issued for
   cash, 16,008 shares to a vendor
   and 16,008 shares to a
   consultant, at $0.003 per share            32,016            320           (228)               -               -               -

May 7, 1999, common stock
   issued for cash to a landlord
   at $0.003 per share                           348              3             (2)               -               -               -

May 7, 1999, common stock
   issued to an employee for salary
   at $0.003 per share                     2,610,000         26,100        (18,600)               -               -               -

May 13, 1999, common stock
   issued for cash to a consultant
   at $0.003 per share                       139,200          1,392           (992)               -               -               -

May 19, 1999, common stock issued for
   cash, 24,360 shares to a lender
   and 348,000 shares to a
   consultant at $0.003 per share            372,360          3,724         (2,654)               -               -               -

June 17, 1999, common stock
   issued for cash to a vendor at
   $0.003 per share                            6,960             70            (50)               -               -               -

Recapitalization (Note 1)                  6,291,450         62,915      2,698,858                -               -               -

June 23, 1999, options issued
   below market value                              -              -         14,097                -               -               -

July 12, 1999, options issued
   below market value                              -              -         62,561                -               -               -

July 15, 1999, common stock
   issued for cash at $5.00 per
   share for exercise of options              10,000            100         49,900                -               -               -

July 15, 1999, common stock
   issued for services at $7.80
   per share                                  15,000            150        116,850                -               -               -

July 26, 1999, common stock
   issued for cash at $5.00 per
   share for exercise of options              10,000            100         49,900                -               -               -

August 12, 1999, common stock
   issued for loan consideration at
   $2.50 per share                           100,000          1,000        249,000                -               -               -
                                       -------------  -------------   ------------   --------------  --------------  --------------

Balance Forward                           31,470,596  $     314,706   $  3,193,419   $            -  $            -  $   (5,224,330)
                                       -------------  -------------   ------------   --------------  --------------  --------------

   The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                       Deferred         Deficit
                                                                                                     Compensation     Accumulated
                                               Common Stock            Additional        Other           and           During the
                                       ----------------------------     Paid-In      Comprehensive    Consulting      Development
                                          Shares          Amount        Capital          Income         Expense          Stage
                                       -------------  -------------   ------------   --------------  --------------  --------------
Balance Forward                           31,470,596  $     314,706   $  3,193,419   $            -  $            -  $   (5,224,330)

September 2, 1999, common
   stock issued for services valued
   at $1.94 per share                         20,000            200         38,600                -               -               -

September 9, 1999, options
   issued below market value                       -              -          1,139                -               -               -

September 9, 1999, common
   stock issued for cash at $1.00
   per share                                 100,000          1,000         99,000                -               -               -

October 1, 1999, cancellation of
   common stock valued at zero.             (502,500)        (5,025)         5,025                -               -               -

November 16, 1999, value of
   beneficial conversion features
   of convertible debentures (Note 7)              -              -        650,000                -               -               -

November 29, 1999, common
   stock issued for finders fee
   valued at $1.34 per share                 400,000          4,000        533,200                -               -               -

Stock offering costs                               -              -       (537,200)               -               -               -

December 7, 1999, options
   issued below market value                       -              -        130,402                -               -               -

December 8, 1999, common stock
   issued for cash at $0.70 per share         71,839            718         49,282                -               -               -

December 9, 1999, common stock
   issued for cash at $0.71 per share        175,070          1,751        123,249                -               -               -

December 9, 1999, common stock
 issued for cash at $0.71 per share           49,020            490         34,510                -               -               -

December 10, 1999, common stock
   issued for cash at $0.84 per share        111,111          1,111         98,889                -               -               -

December 10, 1999, common stock
   issued for cash at $0.90 per share         33,333            333         29,667                -               -               -

December 16, 1999, common stock
   issued for cash at $0.83 per share        193,939          1,939        158,061                -               -               -

December 21, 1999, common stock
   issued for cash at $0.83 per share        120,773          1,208         98,792                -               -               -

December 31, 1999, common stock
   issued for exercise of warrants at
   $1.50 per share                           592,744          5,928        883,189                -               -               -

Net loss for the year ended
   December 31, 1999                               -              -              -                -               -      (5,699,486)
                                       -------------  -------------   ------------   --------------  --------------  --------------

Balance, December 31, 1999                32,835,925  $     328,359   $  5,589,224   $            -  $            -  $  (10,923,816)
                                       -------------  -------------   ------------   --------------  --------------  --------------

   The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                       Deferred         Deficit
                                                                                                     Compensation     Accumulated
                                               Common Stock           Additional        Other            and          During the
                                       ----------------------------    Paid-In      Comprehensive    Consulting       Development
                                          Shares          Amount       Capital         Income          Expense           Stage
                                       -------------  -------------  ------------   --------------  --------------   --------------
Balance, December 31, 1999                32,835,925  $     328,359  $  5,589,224   $            -  $            -   $  (10,923,816)

January 4, 2000, common stock
   issued for debt and consideration
   for loan default at $2.75 per
   share                                     147,580          1,476       236,024                -               -                -

January 5, 2000, common stock
   issued for services at $4.34 per
   share                                      60,000            600       259,800                -               -                -

January 26, 2000, common stock
   issued pursuant to a private
   placement at $2.10 per share               47,619            476        99,524                -               -                -

February 1, 2000, warrants
   granted below market value                      -              -        41,242                -               -                -

February 18, 2000, options
   granted below market value                      -              -       494,596                -               -                -

February 22, 2000, options
   granted below market value                      -              -       624,998                -               -                -

March 9, 2000, common stock
   issued for exercise of warrants
   at $1.99 per share                         62,792            628       124,391                -               -                -

March 16, 2000, common stock
   issued for conversion of
   convertible debenture at $1.50 per
   share                                      66,667            667        99,333                -               -                -

March 16, 2000, common stock
   issued for exercise of warrants
   at $0.75 per share                        133,333          1,333        98,667                -               -                -

March 27, 2000, 3 stock issuances
   for payment of debt at an average
   price of $4.95 per share                   46,486            465       231,347                -               -                -

May 26, 2000, options granted below
   market value                                    -              -     1,272,195                -               -                -

July 25, 2000, common stock issued
   for conversion of accounts payable
   at $4.00 per share                        100,000          1,000       399,000                -        (237,000)               -

July 25, 2000, common stock issued
   for purchase of SIGMA at $3.20
   per share                               1,718,748         17,187     5,482,813                -               -                -

January 25 - August 14, 2000, 62
   stock issuances pursuant to a
   private placement memorandum at
   average price of $3.58 per share        1,930,792         19,308     6,896,423                -               -                -

August 8, 2000, options granted
   below market value                              -              -       358,000                -               -                -
                                       -------------  -------------  ------------   --------------  --------------   --------------

Balance Forward                           37,149,942  $     371,499  $ 22,307,577   $            -  $     (237,000)  $  (10,923,816)
                                       -------------  -------------  ------------   --------------  --------------   --------------

   The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                      Deferred         Deficit
                                                                                                   Compensation      Accumulated
                                             Common Stock            Additional        Other            and           During the
                                     ----------------------------     Paid-In       Comprehensive   Consulting       Development
                                        Shares          Amount        Capital          Income         Expense           Stage
                                     -------------  -------------   ------------   --------------  --------------   --------------
Balance Forward                         37,149,942  $     371,499   $ 22,307,577   $            -  $     (237,000)  $  (10,923,816)

September 15, 2000, 23 stock
   issuances pursuant to a private
   placement memorandum at $3.00
   per share                             1,000,000         10,000      2,990,000                -               -                -

Currency translation adjustment                  -              -              -          195,258               -                -

Warrants granted for consulting
   contract                                      -              -        340,000                -        (173,667)               -

Stock offering costs paid                        -              -        (26,289)               -               -                -

Net loss for the year ended
   December 31, 2000                             -              -              -                -               -       (9,104,775)
                                     -------------  -------------   ------------   --------------  --------------   --------------

Balance, December 31, 2000              38,149,942        381,499     25,611,288          195,258        (410,667)     (20,028,591)

April 23, 2001, Common stock issued
   for conversion of accounts
   payable at $1.50 per share               50,000            500         74,500                -               -                -

June 8, 2001, Common stock issued
   for conversion of research
   advances at $3.20 per share             119,152          1,192        380,095                -               -                -

June 29, 2001, Common stock issued
   for consulting contract at $2.80
   per share                               120,000          1,200        334,800                -        (334,800)               -

June 29, 2001, Warrants granted for
   consulting contract                           -              -        302,112                -        (302,112)               -

September 1, 2001, Options issued
   below market value                            -              -        861,000                -        (861,000)               -

Valuation adjustment and
   amortization of deferred
   compensation                                  -              -       (571,112)               -         767,579                -

Warrants issued in connection with
   debt obligations                              -              -      3,261,384                -               -                -

Currency translation adjustment                  -              -              -          139,291               -                -

Net loss for the year ended
   December 31, 2001                             -              -              -                -               -      (17,481,843)
                                     -------------  -------------   ------------   --------------  --------------   --------------

Balance, December 31, 2001              38,439,094  $     384,391   $ 30,254,067   $      334,549  $   (1,141,000)  $  (37,510,434)
                                     -------------  -------------   ------------   --------------  --------------   --------------

   The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                      Deferred         Deficit
                                                                                                   Compensation      Accumulated
                                               Common Stock           Additional       Other            and           During the
                                       ----------------------------    Paid-In     Comprehensive     Consulting      Development
                                          Shares          Amount       Capital         Income          Expense          Stage
                                       -------------  -------------  ------------  --------------  --------------   --------------
Balance, December 31, 2001                38,439,094  $     384,391  $ 30,254,067  $      334,549  $   (1,141,000)  $  (37,510,434)

January 8, 2002, common stock
   issued for consulting contract
   at $1.06 per share                        200,000          2,000       210,000               -        (212,000)               -

January 8, 2002, options granted
   to employee's below market value                -              -       180,447               -               -                -

January 8, 2002, options granted
   to consultants at fair
   market value                                    -              -        90,106               -               -                -

January 8, 2002, common stock
   issued for consulting contract at
   $1.06 per share                           130,000          1,300       136,500               -        (137,800)               -

January 8, 2002, warrants granted
   for consulting contract                         -              -       120,000               -        (120,000)               -

January 8, 2002, warrants granted
   for technology rights                           -              -        84,245               -               -                -

February 7, 2002 options granted
   for consulting contract                         -              -        79,000               -         (79,000)               -

Revaluation of existing warrants                   -              -     1,360,574               -               -                -

February 28, 2002, common stock
   issued for conversion of debt to
   equity at $1.92 per share                 260,270          2,603       497,397               -               -                -

February 28, 2002, common stock
   issued for loan default penalty at
   $0.75 per share                           150,000          1,500       111,000               -               -                -

April 8, 2002, warrants granted as
   incentive to extend debt payment
   terms                                           -              -       671,700               -               -                -

June 14, 2002, options granted for
   consulting contract                             -              -       128,000               -        (128,000)               -

June 14, 2002, common stock issued
   for services at $0.40 per share           150,000          1,500        58,500               -               -                -

June 21, 2002, common stock issued
   for conversion of convertible
   debentures at $0.15 per share              85,526            855        12,143               -               -                -

June 25, 2002, common stock issued
   for conversion of convertible
   debentures At $0.06 per share             265,625          2,656        14,344               -               -                -
                                       -------------  -------------  ------------  --------------  --------------   --------------

Balance forward                           39,680,515  $     396,805  $ 34,008,023  $      334,549  $   (1,817,800)  $  (37,510,434)
                                       -------------  -------------  ------------  --------------  --------------   --------------

   The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                       Deferred         Deficit
                                                                                                     Compensation     Accumulated
                                               Common Stock           Additional        Other            and           During the
                                       ----------------------------    Paid-In      Comprehensive     Consulting      Development
                                           Shares         Amount       Capital          Income          Expense          Stage
                                       -------------  -------------  ------------   --------------  --------------   --------------
Balance forward                           39,680,515  $     396,805  $ 34,008,023   $      334,549  $   (1,817,800)  $  (37,510,434)

June 26, 2002, common stock issued
   for purchase of Elektryon assets
   at $0.11 per share                      3,500,000         35,000       350,000                -        (385,000)               -

June 27, 2002, common stock issued
   for conversion of debt to equity
   at $0.08 per share                        600,000          6,000        42,000                -               -                -

June 28, 2002, common stock issued
   for conversion of convertible
   debentures At $0.06 per share             156,250          1,563         8,438                -               -                -

Valuation adjustment and amortization
   of deferred compensation                        -              -      (243,000)               -       1,327,672                -

Warrants issued in connection with
   debt obligations                                -              -       930,065                -               -                -

July 1, 2002 common stock issued for
   equity line of credit at $0.026
   per share                                 687,500          6,875        10,759                -               -                -

July 1, 2002, warrants granted as
   incentive to extend debt                        -              -           259                -               -                -

July 8, 2002, common stock issued for
   equity line of credit at $0.026
   per share                                 287,159          2,872         4,494                -               -                -

July 11, 2002, common stock issued
   for equity line of credit at $0.03
   per share                               1,666,667         16,667        22,917                -               -                -

July 11, 2002, common stock issued
   for conversion of convertible
   debenture at $0.022 per share             925,926          9,259        10,741                -               -                -

July 15, 2002, common stock issued
   for equity line of credit at $0.03
   per share                                 666,667          6,667         6,350                -               -                -

July 22, 2002, common stock issued
   for equity line of credit at $0.012
   per share                               2,521,930         25,218         3,531                -               -                -

July 29, 2002, common stock issued
   for equity line of credit at $0.011
   per share                               1,635,965         16,360         2,290                -               -                -

July 31, 2002, common stock issued
   for conversion of convertible
   debentures at $0.01 per share           3,854,167         38,541        (1,541)               -               -                -
                                       -------------  -------------  ------------   --------------  --------------   --------------

Balance forward                           56,182,746  $     561,827  $ 35,155,326   $      334,549  $     (875,128)  $  (37,510,434)
                                       -------------  -------------  ------------   --------------  --------------   --------------

   The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                        Deferred        Deficit
                                                                                                      Compensation     Accumulated
                                                Common Stock             Additional      Other            and          During the
                                         ---------------------------      Paid-In     Comprehensive    Consulting     Development
                                            Shares         Amount         Capital         Income         Expense          Stage
                                         ------------   ------------   ------------   -------------   -------------   -------------
Balance forward                            56,182,746   $    561,827   $ 35,155,326   $     334,549   $    (875,128)  $ (37,510,434)

Options granted to employees below
   market                                           -              -          5,815               -               -               -

Options granted for consulting services             -              -          7,996               -               -               -

Deferred consulting expensed                        -              -              -               -         875,128               -

Currency translations adjustment                    -              -              -        (334,549)              -               -

Net loss for the year ended,
   December 31, 2002                                -              -              -               -               -     (21,480,828)
                                         ------------   ------------   ------------   -------------   -------------   -------------

Balance, December 31, 2002                 56,182,746        561,827     35,169,137               -               -     (58,991,262)

Net income for the year ended,
   December 31, 2003                                -              -              -               -               -       1,181,944
                                         ------------   ------------   ------------   -------------   -------------   -------------

Balance, December 31, 2003                 56,182,746        561,827     35,169,137               -               -     (57,809,318)

Net loss for the year ended,
   December 31, 2004                                -              -              -               -               -         (62,509)
                                         ------------   ------------   ------------   -------------   -------------   -------------

Balance, December 31, 2004                 56,182,746   $    561,827   $ 35,169,137   $           -   $           -   $ (57,871,827)
                                         ============   ============   ============   =============   =============   =============

   The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                                                       From
                                                                                                                   Inception on
                                                                                        For the Years Ended          March 26,
                                                                                            December 31,           1992 Through
                                                                                   ----------------------------    December 31,
                                                                                       2004            2003            2004
                                                                                   ------------    ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                                        $    (62,509)   $  1,181,944    $ (57,871,827)
   Adjustments to reconcile net loss to net
      cash used by operating activities:
         Depreciation and amortization                                                        -          15,964        2,820,779
         Deferred consulting expense                                                          -               -        2,486,798
         Value of common stock, warrants, options
            and discounts on equity instruments issued
            for services                                                                      -               -        7,962,847
         Loss on sale of assets                                                               -               -          387,649
         Amortization of debenture discount and debt issue costs                              -               -        4,628,538
         Gain on disposition of debt and write off of subsidiary                              -               -       (6,085,539)
         Gain on sale of assets                                                         (13,500)     (1,723,486)      (1,736,986)
         Impairment loss                                                                      -               -       12,302,123
   Change in operating asset and liability accounts, net of amounts acquired in business combination:
         (Increase) decrease in advances to employees,
            prepaid expenses, deposits and debt offering costs                                -          18,402       (5,772,221)
         Increase (decrease) in accounts payable                                         37,388         219,341        5,668,776
         Increase (decrease) in accrued expenses                                         37,258         194,072       13,719,104
                                                                                   ------------    ------------    -------------

               Net Cash Used by Operating Activities                                     (1,363)        (93,763)     (21,489,959)
                                                                                   ------------    ------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Cash lost in discontinued operation                                                        -               -           (4,713)
   Payments on license agreement                                                              -               -         (400,000)
   Cash acquired in Sigma acquisition                                                         -               -          142,254
   Proceeds from sale of assets                                                          13,500          80,000           93,501
   Purchase of fixed assets                                                                   -               -       (1,164,570)
   Equipment procurement costs                                                                -               -         (564,110)
                                                                                   ------------    ------------    -------------

               Net Cash Provided (Used) by Investing Activities                          13,500          80,000       (1,897,638)
                                                                                   ------------    ------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from notes payable                                                                -         136,818        4,951,818
   Repayment of related party notes payable                                                   -               -       (1,640,226)
   Repayment of notes payable                                                                 -               -       (1,519,062)
   Loans from related parties                                                                 -               -        7,462,787
   Issuance of convertible debentures                                                         -               -        3,100,000
   Common stock issued for cash                                                               -               -       11,256,032
   Stock offering costs                                                                       -               -          (26,289)
                                                                                   ------------    ------------    -------------

               Net Cash Provided by Financing Activities                                      -         136,818       23,585,060
                                                                                   ------------    ------------    -------------

   The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                                                       From
                                                                                                                   Inception on
                                                                                       For the Years Ended           March 26,
                                                                                           December 31,            1992 Through
                                                                                   ----------------------------    December 31,
                                                                                       2004            2003            2004
                                                                                   ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH                                                    $     12,137    $    123,055    $    197,463

CASH AT BEGINNING OF PERIOD                                                             185,326          62,271               -
                                                                                   ------------    ------------    ------------

CASH AT END OF PERIOD                                                              $    197,463    $    185,326    $    197,463
                                                                                   ============    ============    ============

CASH PAID FOR:

   Interest                                                                        $          -    $          -    $     16,488
   Income taxes                                                                    $          -    $          -    $          -

NON-CASH FINANCING ACTIVITIES

   Value of common stock, warrants, options and
      discounts on equity instruments issued for services                          $          -    $          -    $  7,962,847
   Equity instruments issued for deferred consulting
      expense/asset acquisition                                                    $          -    $          -    $    740,000
   Common stock issued for recapitalization                                        $          -    $          -    $  2,761,773
   Common stock issued for conversion of debt                                      $          -    $          -    $  2,963,511
   Acquisition of licenses through license agreement
      Payable                                                                      $          -    $          -    $  6,940,000
   Warrants granted in conjunction with debt instruments                           $          -    $          -    $  3,261,386

   The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2004

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2004

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2004

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

                                                        For the Years Ended
                                                           December 31,
                                                     ---------------------------
                                                         2004           2003
                                                     ------------   ------------

              Net income (loss) before discontinued
                 operations (numerator)              $    (62,509)  $  1,181,944
              Net loss from discontinued operations
                 (numerator)                                    -              -
                                                     ------------   ------------
              Net loss                                    (62,509)     1,181,944

              Weighted average number of shares
                 outstanding (denominator)             56,182,746     56,182,746
                                                     ------------   ------------

              Income (loss) per share                $      (0.00)  $       0.02
                                                     ============   ============

          c. Provision for Taxes

          The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, using the liability method. The estimated future tax effect of differences between the basis in assets and liabilities for tax and accounting purposes is accounted for as deferred taxes. In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were more likely than not that all, or some portion, of such deferred tax assets would not be realized. A full allowance against deferred tax assets was provided as of December 31, 2004.

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2004

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          c. Provision for Taxes (Continued)

          Net deferred tax assets and liabilities consist of the following components as of December 31, 2004:

                                                                    2004
                                                               --------------
          Deferred tax assets:
          NOL carryover                                        $   12,216,400
          Accrued expenses                                            884,600
          Deferred tax liabilities:
          Depreciation                                                      -
          Valuation allowance                                     (13,101,000)
                                                               --------------

          Net Deferred Tax Asset                               $            -
                                                               ==============

          The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the year ended December 31, 2004 due to the following:

                                                                    2004
                                                               --------------
          Book income                                          $      (24,244)
          Loss on disposal of assets                                        -
          Meals & entertainment                                             -
          State taxes                                                    (312)
          Depreciation                                                      -
          NOL Carryover                                                     -
          Valuation allowance                                          24,556
                                                               --------------

                                                               $            -
                                                               ==============

          At December 31, 2004, the Company had net operating loss carryforwards of approximately $31,300,000 that may be offset against future taxable income from the year 2004 through 2024. No tax benefit has been reported in the December 31, 2004 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

          Due to the  change in  ownership  provisions  of the Tax Refort Act of
          1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited to use in future years.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2004

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          d. Cash and Cash Equivalents

          The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

          e. Principles of Consolidation

          The  financial  statements  for the year ended  December  31, 2004 are consolidated with Ocean Power Corporation and its wholly-owned subsidiaries, Integrated Water and Power Corporation, Advanced Power Sources Corporation, Manufacturing Technologies Corporation, SIGMA Elektroteknisk, AS, Ocean Power UK Limited, and PowerCo US, Inc. All significant intercompany accounts and transactions have been eliminated. The subsidiaries were all defunct or dissolved as of December 31, 2004.

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2004

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          g. Recent Accounting Pronouncements (Continued)

          In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions."The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2004

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2004

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2004

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

          i. Research and Development

          All amounts expended for research and development are charged to expense as incurred. Research and development expense for the years ended December 31, 2004 and 2003, was $-0-.

          j. Software Costs

          The Company applies the provisions of SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". All software used by the Company is considered to be purchased general use software and is capitalized pursuant to the Company's fixed asset capitalization policies.

          k. Stock Options

          The Company adopted Statement of Financial Accounting Standards No. 123R (revised 2004), "Share-Based Payments" ("SFAS 123R"), requiring measurement and recognition of expense for all shares-based payment awards to employees and directors based on estimated fair values. SFAS No. 123R supersedes Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" and Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Prior to the adoption, the Company accounted for stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which did not require compensation cost be recognized for the Company's stock options provided the option exercise price was established at 100% of the common stock fair market value on the date of the grant. Awards granted after the adoption are valued at fair value in accordance with the provisions of SFAS No. 123R and recognized on a straight line basis over the service periods

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2004

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          k. Stock Options (Continued)

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

NOTE 3 -  BUSINESS COMBINATION

          In August 2000, the Company acquired SIGMA Elektroteknisk, AS (SIGMA) by exchanging 1,718,748 shares of its common stock for all of the common stock of SIGMA. The acquisition was accounted for as a purchase in accordance with APB 16, "Business Combinations." The excess of the total acquisition cost over the fair value of the net assets acquired of $6,589,756 was being amortized over 10 years by the straight-line method. Amortization expense amounted to $-0- for the year ended December 31, 2004.

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

NOTE 4 -  NOTES PAYABLE - RELATED PARTIES

          Notes payable - related parties at December 31, 2004 consisted of the following:

                Unsecured note payable to a shareholder bearing
                   interest at 10% per annum, all unpaid
                   interest and principal due upon demand,
                   secured by personal guarantee of officer.      $      20,314

                Unsecured note payable to an employee bearing
                   interest at 10% per annum, all unpaid
                   interest and principal due upon demand.              282,767

                Unsecured note payable to an officer bearing
                   interest at 10% per annum, due upon demand.           53,280
                                                                  -------------

                Balance forward                                   $     356,361
                                                                  -------------

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2004

NOTE 4 -  NOTES PAYABLE - RELATED PARTIES (Continued)

                Balance forward                                   $     356,361

                Unsecured note payable to an employee bearing
                   interest at 10% per annum, due upon demand.           40,745

                Unsecured note payable to an employee bearing
                   interest at 10% per annum, due upon demand.          193,322

                Unsecured note payable to an employee bearing
                   interest at 10% per annum, due upon demand.           61,884

                Unsecured note payable to an employee bearing
                   interest at 10% per annum, due upon demand.           90,333

                Unsecured note payable to an employee bearing
                   interest at 10% per annum, due upon demand.           52,324

                Unsecured note payable to an employee bearing
                   interest at 5% per annum, due on November
                   20, 2004. (In default).                              215,000

                Unsecured note payable to an officer bearing
                   no interest, due on demand                            23,500
                                                                  -------------

                Total Notes Payable - Related Parties             $   1,033,469
                                                                  =============

          Total interest expense to related parties was $-0- for the years ended December 31, 2004 and 2003.

          Annual maturities of notes related parties payable are as follows:

                Years Ending
                December 31,
                ------------
                    2005                                          $   1,033,469
                    2006                                                      -
                    2007                                                      -
                    2008                                                      -
                 Thereafter                                                   -
                                                                  -------------
                                                                  $   1,033,469
                                                                  =============

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2004

NOTE 5 -  NOTES AND CONVERTIBLE DEBENTURES PAYABLE

          Notes and debentures payable at December 31, 2004 consist of the following:

                Notes payable to two parties bearing interest
                   at 10.5%, collateralized by guarantee of the
                   president of the Company, due in full by
                   March 5, 2002.                                 $   1,708,101

                Notes payable to two parties bearing interest
                   at 10%, without collateral, convertible into
                   the Company's common stock at $4.00 per
                   share, due in full by April 2, 2003.                 600,000

                Notes payable to eighteen parties bearing
                   interest at 10% to 13%, without collateral,
                   due in full one year from issue.                   3,755,965

                Post-petition notes payable to three parties
                   bearing interest at 15% without collateral,
                   due on demand.                                       236,818

                Three (3) convertible debentures payable due
                   August to November 2004, bearing interest at
                   12% per annum, uncollateralized, and
                   convertible into shares of the Company's
                   common stock at $1.50 per share.                     550,000

                Fifteen (15) convertible debentures payable due
                   August to December 2006, bearing interest
                   at 12% per annum, uncollateralized, and
                   convertible into shares of the Company's
                   common stock at $1.00 to $1.50 per share.          1,350,000

                Four (4) convertible debentures payable due
                   August 2006, bearing interest at 12% per
                   annum, uncollateralized and convertible into
                   shares of the Company's common stock at
                   $1.50 per share.                                      71,000

                Convertible debenture payable to Cornell
                   Capital Corporation, due November 30, 2006,
                   bearing interest at 6% per annum,
                   convertible into shares of common stock at
                   either 120% of closing bid price on November
                   29, 2001 or 80% of lowest closing bid price
                   for five trading days prior to conversion.           403,000
                                                                  -------------

                Total Notes and Debentures Payable                $   8,674,884
                                                                  =============

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2004

NOTE 5 -  NOTES AND CONVERTIBLE DEBENTURES PAYABLE (Continued)

          Annual maturities of notes and debentures payable are as follows:

                Years Ending
                December 31,
                ------------
                    2005                                          $   8,674,884
                    2006                                                      -
                    2007                                                      -
                    2008                                                      -
                 Thereafter                                                   -
                                                                  -------------

                                                                  $   8,674,884
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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2004

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

          For the year ended December 31, 2004, the Company did not amortize any of the discounts to interest expense.

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

          During August 2001, the Company issued a convertible debenture for $5,000 in exchange for accrued interest on the $100,000 converted debenture discussed above. The debenture is due August 19, 2006. The debentures accrue interest at 12% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.50 per share. The debentures also carry warrants to purchase 6,667 shares of the Company's common stock at a price of $1.25 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $-0- at December 31, 2004 and 2003.

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2004

NOTE 5 -  NOTES AND CONVERTIBLE DEBENTURES PAYABLE (Continued)

          The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended convertible debentures amounted to $-0- at December 31, 2004 and 2003.

          During August 2001, the Company issued two convertible debentures for $12,000 each in exchange for accrued interest on the remaining two $100,000 debentures discussed above. The debentures are due August 19, 2006. The debentures accrue interest at 12% per annum. The holders of the debentures retain the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.50 per share. The debentures also carry warrants to purchase 16,000 shares of the Company's common stock at a price of $1.25 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $-0- at December 31, 2004 and 2003.

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

          During August 2001, the Company issued an amended convertible debenture for the $350,000 debenture discussed above. The amended debenture is due August 1, 2004. The amended debentures accrue interest at 12% per annum. The holders of the debentures retain the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.50 per share. The debentures also carry warrants to purchase 466,667 shares of the Company's common stock at a price of $0.75 per share. The warrants are exercisable immediately valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $-0- at December 31, 2004 and 2003.

          During August 2001,  the Company  issued a  convertible  debenture for
          $42,000 in exchange for accrued interest on the $350,000 debenture discussed above. The debenture is due August 19, 2006. The debenture accrues interest at 12% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.50 per share. The debenture also carry's warrants to purchase 56,000 shares of the Company's common stock at a price of $1.25 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $-0- at December 31, 2004 and 2003.

          During August 2001, the Company issued a convertible debenture for $200,000 in exchange for cash. The debenture is due August 19, 2006. The debenture accrues interest at 12% per annum. The holder of the debenture retains the option to convert for a period of five years any

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2004

NOTE 5 -  NOTES AND CONVERTIBLE DEBENTURES PAYABLE (Continued)

          portion of the debt into the Company's restricted common stock at a price of $1.50 per share. The debentures also carry warrants to purchase 266,667 shares of the Company's common stock at a price of $1.25 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $-0- at December 31, 2004 and 2003.

          During August 2001, the Company issued a convertible debenture for $100,000 in exchange for cash. The debenture is due August 22, 2006. The debenture accrues interest at 12% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.50 per share. The debentures also carry warrants to purchase 133,333 shares of the Company's common stock at a price of $1.25 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $-0- at December 31, 2004 and 2003.

          During September 2001, the Company issued a convertible debenture for $100,000 in exchange for cash. The debenture is due September 14, 2006. The debenture accrues interest at 12% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.00 per share. The debentures also carry warrants to purchase 300,000 shares of the Company's common stock at a price of $1.00 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $-0- at December 31, 2004 and 2003

          During October 2001, the Company issued a convertible debenture for $100,000 in exchange for cash. The debenture is due October 29, 2006. The debenture accrues interest at 12% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.00 per share. The debentures also carry warrants to purchase 300,000 shares of the Company's common stock at a price of $1.00 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $-0- at December 31, 2004 and 2003.

          During November 2001, the Company issued a convertible debenture for $100,000 in exchange for cash. The debenture is due November 16, 2006. The debenture accrues interest at 12% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.00 per share. The debentures also carry warrants to purchase 300,000 shares of the Company's common stock at a price of $1.00 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $-0- at December 31, 2004 and 2003.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2004

NOTE 5 -  NOTES AND CONVERTIBLE DEBENTURES PAYABLE (Continued)

          During November 2001, the Company issued a convertible debenture for $500,000 in exchange for cash. The debenture is due November 29, 2006. The debenture accrues interest at 6% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt and accrued interest into the Company's restricted common stock at a price equal to 120% of the closing bid price of the Company's common stock as of the issue date of the debenture, or an amount equal to 80% of the lowest closing bid price of the Company's common for the five trading days immediately preceding the conversion date. Interest expense associated with the amended debenture amounted to $-0- at December 31, 2004 and 2003.

          During December 2001, the Company issued a convertible debenture for $100,000 in exchange for cash. The debenture is due December 18, 2006. The debenture accrues interest at 12% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.00 per share. The debentures also carry warrants to purchase 300,000 shares of the Company's common stock at a price of $1.00 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $-0- at December 31, 2004 and 2003.

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2004

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

          During the quarter ending December 31, 2002, the Company received $100,000 from the issuance of notes and advances pursuant to a debtor-in-possession financing facility, approved pursuant to an order by the United States Bankruptcy Court for the Southern District of New York. The applicable interest rate was 15%. Interest expense for the years ended December 31, 2004 and 2003, was $15,250 and $15,208, respectively.

          During the quarter ending March 31, 2003, the Company received $116,818 from the issuance of notes and advances pursuant to a debtor-in-possession financing facility, approved pursuant to an order by the United States Bankruptcy Court for the Southern District of New York. The applicable interest rate was 15%. Interest expense for the years ended December 31, 2004 and 2003, was $17,815 and $16,847, respectively.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2004

NOTE 5 -  NOTES AND CONVERTIBLE DEBENTURES PAYABLE (Continued)

          During the quarter ending June 30, 2003, the Company received $20,000 from the issuance of notes and advances pursuant to a debtor-in-possession financing facility, approved pursuant to an order by the United States Bankruptcy Court for the Southern District of New York. The applicable interest rate was 15%. Interest expense for the years ended December 31, 2004 and 2003, was $3,050 and $1,752, respectively.

NOTE 6 -  ACCRUED EXPENSES

          The Company's accrued expenses are comprised of the following items as of December 31, 2004:

          Accrued payroll taxes payable                           $      60,266
          Accrued interest payable - payroll                             52,717
          Accrued payroll tax penalty                                    98,845
          Accrued taxes payable                                         274,288
          Accrued payroll payable                                     2,103,656
          Aquamax/Keeran license fee payable                          3,600,000
          Accrued STM license fee payable                             2,000,000
          Due to third parties                                           35,550
          Accrued legal settlement - Mchargue                            66,683
          Accrued interest payable                                    1,430,447
          Accrued contingency for additional post
             petition claims                                            222,411
                                                                  -------------

                Total                                             $   9,944,863
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

          The Company has incurred losses from its inception through December 31, 2004 of approximately $57,871,827. The Company does not have an established source of funds sufficient to cover its operating costs, has a substantial working capital deficit and has relied exclusively on debt and equity financing, accordingly, there is substantial doubt about its ability to continue as a going concern.

          In October of 2006, the Company signed a term sheet with a company to sponsor a plan of reorganization. Prior to confirmation of the Chapter 11 plan of reorganization, the plan sponsor will identify a merger candidate to be merged into the Company. Before the merger can take place, the Company is required to bring all of its financial, tax and SEC filings current from the last filing date of June 30, 2002. Pursuant to orders of the United States Bankruptcy Court for the Southern District of New York, the Company has engaged accountants, auditors and SEC counsel to complete this task. Under the terms of the proposed plan, creditors of the Company

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2004

NOTE 7 -  GOING CONCERN (Continued)

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

NOTE 8 -  DILUTIVE INSTRUMENTS

          a. Stock Options

          The Company had outstanding stock options to purchase 487,132 shares of the Company's common stock to non-employees as of December 31, 2004. These options expire beginning in June 2005 and ending in January 2012.

          The following table summarizes information about employee stock options outstanding at December 31, 2004:

                           Number of     Weighted
                            Options       Average     Weighted      Number of
                          Outstanding    Remaining     Average   Exercisable at
              Exercise   December 31,   Contractual   Exercise    December 31,
                Price        2004          Life         Price         2004
              --------   ------------   -----------   --------   --------------

              $   1.00      3,007,456       7 years   $   1.00        3,007,456
              $   0.05        387,694     7.5 years   $   0.05          387,694

          Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under such plan consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation," the Company's net income
          (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                         For the Years Ended
                                                             December 31,
                                                       -----------------------
                                                          2004         2003
                                                       ---------   -----------

              Net income (loss) as reported            $ (62,509)  $ 1,181,944
              Proforma                                   (62,509)    1,181,944
              Basic and diluted income (loss)
                 per share as reported                     (0.00)         0.02
              Pro forma                                    (0.00)         0.02

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2004

NOTE 8 -  DILUTIVE INSTRUMENTS (Continued)

          There were no stock options granted during the year ended December 31, 2004.

          b. Warrants

          A summary of the Company's outstanding warrants as of December 31, 2004, and changes during the year then ended is presented below:

                                                                  Weighted
                                                                  Average
                                                                  Exercise
                                                     Shares         Price
                                                  -----------   ------------
Outstanding, December 31, 2003                      8,985,343   $       0.91

Granted                                                     -              -
Expired/Cancelled                                    (720,730)         (1.50)
Exercised                                                   -              -
                                                  -----------   ------------

Outstanding, December 31, 2004                      8,264,613   $       0.85
                                                  ===========   ============

Exercisable, December 31, 2004                      8,264,613   $       0.85
                                                  ===========   ============


                                          Outstanding                          Exercisable
                      ----------------------------------------------   --------------------------
                                           Weighted
                         Number             Average        Weighted         Number       Weighted
                       Outstanding         Remaining        Average      Exercisable      Average
   Range of            at December        Contractual      Exercise      at December     Exercise
Exercise Prices         31, 2004             Life           Price         31, 2004         Price
---------------       -------------       -----------     ----------     -----------     --------
$          1.50             120,000              1.49     $     1.50         120,000     $   1.50
      0.90-1.10           4,839,668              1.94           0.97       4,839,668         0.97
      0.50-0.70           3,304,945              1.99           0.65       3,304,945         0.65
---------------       -------------       -----------     ----------     -----------     --------

$     0.50-1.50           8,264,613              1.95     $     0.85       8,264,613     $   0.85
===============       =============       ===========     ==========     ===========     ========

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2004

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2004

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2004

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2004

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2004

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2004

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2004

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

NOTE 12 - EQUITY LINE OF CREDIT

          On November 29, 2001, the Company entered into an Equity Line of Credit with Cornell Capital Partners, L.P. (Cornell) pursuant to which the Company may, at its discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $10.0 million. For each share of common stock purchased under the Equity Line of Credit, Cornell will pay 95% of the lowest closing bid price on which our common stock is traded for the 5 days immediately following the notice date. Unless waived by Cornell, the amount of each advance is subject to a maximum advance amount based on an average daily volume of the Company's common stock. The Company may request an advance every three trading days. A consulting fee of 5% of each advance will be paid to Cornell upon closing each of the sales under this agreement. In addition, the Company issued 260,270 shares of common stock on February 28, 2002 as a commitment fee valued at $500,000, or $1.92 per share. The non-refundable commitment fee is included in accounts payable and was fully expensed as debt offering costs. The Company has not drawn any advances under this agreement at December 31, 2004. The Company filed an SB-2, which was declared effective on June 19, 2002.

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2004

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2004

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2004

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The Company currently has no directors or executive officers and did not have any during 2004.

Mr. Michael Hopper, age 59, has been a paid consultant from February 2003 through the present. The Company retained Mr. Hopper in an administrative role, primarily to liaise with the Company's professional advisors and otherwise assist with the Company's bankruptcy filings, in bringing the Company's audited financial statements up to date, and in bringing all SEC filings up to date.

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

The Company is unaware of the failure of any of its greater than ten percent beneficial owners to comply with any filing requirements under Section 16(a) during the year ended December 31, 2004.

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

Item 10. Executive Compensation.

The Company currently has no directors or executive officers and did not have any during 2004.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information as of December 31, 2004 with respect to the beneficial ownership of Common Stock by all persons known by the Company to beneficially own more than 5% of its outstanding common stock (each, a "5% Owner"). Except as noted below, each shareholder exercises sole voting and investment power with respect to the shares beneficially owned.


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
20250 Edgewood Farm Lane
Purcellville, VA 20132

(1) Applicable percentage of ownership is based on 56,182,746 shares of common stock outstanding as of December 31, 2004, together with applicable options for each shareholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days from December 31, 2004 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Further, shareholdings are based on the information included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 and/or shareholder listing obtained from the Company's transfer agent.

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

Item 14. Principal Accountant Fees and Services.

The Company did not have any independent auditors during 2004, as its prior auditors, H.J. & Associates, LLC, resigned on April 30, 2003. The Company's independent auditors, Pritchett, Siler & Hardy, P.C., were engaged on November 28, 2006. No fees were paid to the auditors during calendar years 2004 and 2003. The Company expects to use the auditors solely or primarily for the auditing of the Company's consolidated financial statements and the quarterly reviews of interim financial statements (the "Reviews"), including advice on audit and accounting matters that arose during or as a result of the audit or the Reviews and for services in connection with SEC filings. The provision of any additional services by the independent auditors must be approved by the Bankruptcy Court. On November 8, 2006, the Company engaged H.J. & Associates, LLC as the Company's accountants, including to assist in the preparation of the Company's financial statements and to prepare the Company's federal and state income tax returns.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Ocean Power Corporation

By: /s/ MICHAEL HOPPER                             Dated: January 31, 2008
    ------------------------------------------
    Michael Hopper, Authorized Signatory

                                INDEX TO EXHIBITS

Exhibit
Number                             Description of Exhibit
------                             ----------------------

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