Form 10QSB
period 2005-03-31
OCEAN POWER CORP
filed 2008-02-01
CIK 1102423

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

                                 March 31, 2005

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                ASSETS
                                ------

                                                                  March 31,
                                                                    2005
                                                                -------------
                                                                 (Unaudited)

CURRENT ASSETS

   Cash - restricted                                            $       2,007
                                                                -------------

         Total Current Assets                                           2,007
                                                                -------------

EQUIPMENT, NET                                                              -
                                                                -------------

TOTAL ASSETS                                                    $       2,007
                                                                =============
           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
           ----------------------------------------------

CURRENT LIABILITIES

   Accounts payable                                             $   2,504,207
   Accrued expenses                                                 9,953,744
   Notes payable - related parties                                  1,033,469
   Notes and convertible debentures payable - current portion       8,674,884
                                                                -------------

         Total Current Liabilities                                 22,166,304
                                                                -------------

         Total Liabilities                                         22,166,304
                                                                -------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 20,000,000 shares authorized of
      $0.001 par value; no shares outstanding                               -
   Common stock: 500,000,000 shares authorized of
      $0.01 par value; 56,182,746 shares issued
      and outstanding                                                 561,827
   Additional paid-in capital                                      35,169,137
   Deficit accumulated during the development stage               (57,895,261)
                                                                -------------

         Total Stockholders' Equity (Deficit)                     (22,164,297)
                                                                -------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
            (DEFICIT)                                           $       2,007
                                                                =============

   The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Operations (Unaudited)

                                                                                     From
                                                        For the                  Inception on
                                                  Three Months Ended               March 26,
                                                       March 31,                 1992 Through
                                           ----------------------------------       March 31,
                                                 2005              2004              2005
                                           ---------------   ----------------   ---------------
REVENUES                                   $             -   $              -   $             -
                                           ---------------   ----------------   ---------------

EXPENSES

      General and administrative                    14,581             10,480           432,298
      Depreciation and amortization                      -                  -            15,964
                                           ---------------   ----------------   ---------------

            Total Expenses                          14,581             10,480           448,262
                                           ---------------   ----------------   ---------------

            LOSS FROM OPERATIONS                   (14,581)           (10,480)         (448,262)
                                           ---------------   ----------------   ---------------

OTHER INCOME (EXPENSE)

      Interest income                                   27                 35               308
      Gain (loss) on sale of assets                      -                  -         1,736,986
      Interest expense                              (8,880)            (8,980)       (8,877,768)
                                           ---------------   ----------------   ---------------

            Total Other Income (Expense)            (8,853)            (8,945)       (7,140,474)
                                           ---------------   ----------------   ---------------

INCOME (LOSS) BEFORE
   INCOME TAXES                                    (23,434)           (19,425)       (7,588,736)

      Income tax expense                                 -                  -           114,229
                                           ---------------   ----------------   ---------------

INCOME (LOSS) BEFORE
   DISCONTINUED OPERATIONS                         (23,434)           (19,425)       (7,702,965)

      (Loss) from discontinued
         operations                                      -                  -       (50,192,296)
                                           ---------------   ----------------   ---------------

NET INCOME (LOSS)                          $       (23,434)  $        (19,425)  $   (57,895,261)
                                           ===============   ================   ===============

BASIC AND DILUTED LOSS PER
   SHARE

      Income (loss) before discontinued
         operations                        $         (0.00)  $          (0.00)
      Discontinued operations                         0.00               0.00
                                           ---------------   ----------------

            Net loss                       $         (0.00)  $          (0.00)
                                           ===============   ================

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING                        56,182,746         56,182,746
                                           ===============   ================

   The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                         Deferred        Deficit
                                                                                                        Consulting     Accumulated
                                               Common Stock           Additional        Other            Expense       During the
                                        --------------------------     Paid-In       Comprehensive       and Asset     Development
                                          Shares          Amount       Capital       Income (Loss)      Acquisition       Stage
                                        ------------  ------------  ------------    ---------------    ------------   -------------
Balance, December 31, 2004                56,182,746       561,827    35,169,137                  -               -     (57,871,827)

Net income for the three months ended
   March 31, 2005 (Unaudited)                      -             -             -                  -               -         (23,434)
                                        ------------  ------------  ------------    ---------------    ------------   -------------

Balance, March 31, 2005 (Unaudited)       56,182,746  $    561,827  $ 35,169,137    $             -    $          -   $ (57,895,261)
                                        ============  ============  ============    ===============    ============   =============

   The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                                                  From
                                                                                                              Inception on
                                                                         For the Three Months Ended             March 26,
                                                                                  March 31,                   1992 Through
                                                                   -------------------------------------        March 31,
                                                                          2005               2004                  2005
                                                                   -----------------   -----------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                               $         (23,434)  $         (19,425)  $      (57,895,261)
   Adjustments to reconcile net loss to net
      cash used by operating activities:
         Depreciation and amortization                                             -                   -            2,820,779
         Deferred consulting expense                                               -                   -            2,486,798
         Value of common stock, warrants, options
            and discounts on equity instruments issued
            for services                                                           -                   -            7,962,847
         Loss on sale of assets                                                    -                   -              387,649
         Amortization of debenture discount and debt issue costs                   -                   -            4,628,538
         Gain on disposition of debt and write off of subsidiary                   -                   -           (6,085,539)
         Gain on sale of assets                                                    -                   -           (1,736,986)
         Impairment loss                                                           -                   -           12,302,123
   Change in operating asset and liability accounts,
      net of amounts acquired in business combination:
         (Increase) decrease in advances to employees,
            prepaid expenses, deposits and debt offering costs                     -                   -           (5,772,221)
         Increase (decrease) in accounts payable                            (180,902)              8,980            5,487,874
         Increase (decrease) in accrued expenses                               8,880               8,980           13,727,984
                                                                   -----------------   -----------------   ------------------

               Net Cash Used by Operating Activities                        (195,456)             (1,465)         (21,685,415)
                                                                   -----------------   -----------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Cash lost in discontinued operation                                             -                   -               (4,713)
   Payments on license agreement                                                   -                   -             (400,000)
   Cash acquired in Sigma acquisition                                              -                   -              142,254
   Proceeds from sale of assets                                                    -                   -               93,501
   Purchase of fixed assets                                                        -                   -           (1,164,570)
   Equipment procurement costs                                                     -                   -             (564,110)
                                                                   -----------------   -----------------   ------------------

               Net Cash Used by Investing Activities                               -                   -           (1,897,638)
                                                                   -----------------   -----------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from notes payable                                                     -                   -            4,951,818
   Repayment of related party notes payable                                        -                   -           (1,640,226)
   Repayment of notes payable                                                      -                   -           (1,519,062)
   Loans from related parties                                                      -                   -            7,462,787
   Issuance of convertible debentures                                              -                   -            3,100,000
   Common stock issued for cash                                                    -                   -           11,256,032
   Stock offering costs                                                            -                   -              (26,289)
                                                                   -----------------   -----------------   ------------------

               Net Cash Provided by Financing Activities           $               -   $               -   $       23,585,060
                                                                   -----------------   -----------------   ------------------

   The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
          Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                                                                               From
                                                                                                           Inception on
                                                                 For the Three Months Ended                  March 26,
                                                                            March 31,                      1992 Through
                                                            ---------------------------------------          March 31,
                                                                  2005                  2004                   2005
                                                            -----------------     -----------------     ------------------
NET INCREASE (DECREASE) IN CASH                             $        (195,456)    $          (1,465)    $            2,007

CASH AT BEGINNING OF PERIOD                                           197,463               185,326                      -
                                                            -----------------     -----------------     ------------------

CASH AT END OF PERIOD                                       $           2,007     $         183,861     $            2,007
                                                            =================     =================     ==================

CASH PAID FOR:

   Interest                                                 $               -     $               -     $           16,488
   Income taxes                                             $               -     $               -     $                -

NON-CASH FINANCING ACTIVITIES

   Value of common stock, warrants, options and
      discounts on equity instruments issued for services   $               -     $               -     $        7,962,847
   Equity instruments issued for deferred consulting
      expense/asset acquisition                             $               -     $               -     $          740,000
   Common stock issued for recapitalization                 $               -     $               -     $        2,761,773
   Common stock issued for conversion of debt               $               -     $               -     $        2,963,511
   Acquisition of licenses through license agreement
      Payable                                               $               -     $               -     $        6,940,000
   Warrants granted in conjunction with debt instruments    $               -     $               -     $        3,261,386

   The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2005

NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain
          information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

          On December 1, 2002, the Company filed a voluntary petition under Chapter 11 of the bankruptcy code with the United States Bankruptcy Court Southern District of New York. See Note 5 for the discussion regarding the bankruptcy filing.

NOTE 2 -  ACCRUED EXPENSES

          The Company's accrued expenses are comprised of the following items:

                                                              March 31,
                                                                2005
                                                          -----------------
                                                             (Unaudited)

          Accrued payroll taxes payable                   $          60,266
          Accrued interest payable - payroll                         52,717
          Accrued payroll tax penalty                                98,845
          Accrued taxes payable                                     274,288
          Accrued payroll payable                                 2,103,656
          Aquamax/Keeran license fee payable                      3,600,000
          Accrued STM license fee payable                         2,000,000
          Due to third parties                                       35,550
          Accrued legal settlement - Mchargue                        66,683
          Accrued interest payable                                1,439,328
          Accrued contingency for additional post
            Petition claims                                         222,411
                                                          -----------------

               Total                                      $       9,953,744
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

          The Company has incurred losses from its inception through March 31, 2005 of approximately $57,895,261. The Company does not have an established source of funds sufficient to cover its operating costs, has a working capital deficit of approximately $22,164,000, has relied exclusively on debt and equity financing. Additionally the Company's wholly-owned subsidiary Sigma was forced into bankruptcy because of non-payment of employee salaries. Accordingly, there is substantial doubt about its ability to continue as a going concern.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2005

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

NOTE 4 -  DILUTIVE INSTRUMENTS

          a. Stock Options

          The Company had outstanding stock options to purchase 487,132 shares of the Company's common stock to non-employees as of March 31, 2005. These options expire on various dates beginning in April 2005 and ending in January 2012.

          The following table summarizes information about employee stock options outstanding at March 31, 2005:

                  Number of        Weighted
                   Options          Average       Weighted       Number of
                 Outstanding       Remaining       Average     Exercisable at
 Exercise         March 31,       Contractual     Exercise       March 31,
  Price             2005             Life           Price          2005
-----------      -----------      -----------     ---------    --------------

$      1.00        3,007,456       6.75 years     $    1.00         3,007,456
$      0.05          387,694       7.25 years     $    0.05           387,694

           Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under such plan consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation," the Company's net income
           (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                         For the Three Months Ended
                                                   March 31,
                                       --------------------------------
                                            2005               2004
                                       --------------    --------------

Net income (loss) as reported          $      (23,434)   $      (19,425)
Proforma                                      (23,434)          (19,425)
Basic and diluted income (loss)
   per share as reported                        (0.00)            (0.00)
Pro forma                                       (0.00)            (0.00)

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2005

NOTE 4 -  DILUTIVE INSTRUMENTS (Continued)

          There were no stock options granted during the three months ended March 31, 2005.

          b. Warrants

          A summary of the Company's outstanding warrants as of March 31, 2005, and changes during the three months then ended is presented below:

                                                                                     Weighted
                                                                                      Average
                                                                                     Exercise
                                                                         Shares        Price
                                                                      -----------    --------
Outstanding, December 31, 2004                                          8,264,613    $   0.85

Granted                                                                         -           -
Expired/Cancelled                                                        (100,000)      (1.10)
Exercised                                                                       -           -
                                                                      -----------    --------

Outstanding, March 31, 2005                                             8,164,613    $   0.85
                                                                      ===========    ========

Exercisable, March 31, 2005                                             8,164,613    $   0.85
                                                                      ===========    ========

                                        Outstanding                            Exercisable
                       -------------------------------------------  --------------------------
                                         Weighted
                           Number         Average       Weighted         Number      Weighted
                        Outstanding     Remaining       Average        Exercisable   Average
      Range of            at March     Contractual      Exercise        at March     Exercise
   Exercise Prices        31, 2005         Life           Price         31, 2005      Price
---------------------  -------------   ------------  -------------  -------------   ----------
$                1.50        120,000           1.25  $        1.50         120,000  $     1.50
            0.90-1.00      4,739,668           1.75           0.97       4,739,668        0.97
            0.50-0.75      3,304,945           1.76           0.65       3,304,945        0.65
---------------------  -------------   ------------  -------------  --------------  ----------

$           0.50-1.50      8,164,613           1.72  $        0.85       8,164,613  $     0.85
=====================  =============   ============  =============  ==============  ==========

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

          The Company has a history of being financed primarily by raising capital through private placements of its stock and/or loans from third parties. The proceeds from the financing have been used to develop the Company's technologies, pursue acquisitions and make strategic alliances and pay operating costs. Over the past twelve months, the Company has endeavored to stem severe cash flow shortages through, among other things, workforce and overhead reductions, and the consolidation of its business operations. Due to persistent cash flow shortages the Company

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2005

NOTE 5 -  BANKRUPTCY (Continued)

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

          In October of 2006, the Company signed a term sheet with Trinad Capital Master Fund Ltd. (the Sponsor) to sponsor a plan of reorganization. Prior to confirmation of the Chapter 11 plan of reorganization, the Sponsor will identify a merger candidate to be merged into the Company. The Sponsor is currently in negotiations with NorthStar Systems International, Inc. as the potential merger candidate. Before the merger can take place, the Company is required to bring all of its financial, tax

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2005

NOTE 5 -  BANKRUPTCY (Continued)

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

Item 2. Management's Discussion and Analysis of Results of Operations

Readers should refer to the description of the Company's bankruptcy case (the "Bankruptcy Case") described in the Notes to the Financial Statements included in Item 1 of this Form 10-QSB and in the Company's Form 10-KSB for the annual period ended December 31, 2004.

Three Month Periods Ended March 31, 2005 and 2004
-------------------------------------------------

The business of the Company during the quarter ended March 31, 2005 included only its consideration of various plan of reorganization opportunities and incurring administrative expenses in connection with the Bankruptcy Case, e.g., related to legal, accounting and administrative activities. There were no revenue-generating activities. The Company has had no employees since 2003. The administrative activities of the Company are performed by outside consultants and advisors. Direct administrative expenses of the Company totaled $14,581 and $10,480 for the three-month periods ended March 31, 2005 and 2004, respectively. The increase in the current period compared to the same period in the prior year is due primarily to legal and consulting fees as the Company attempts to complete and exit bankruptcy.

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

(b) Changes in internal controls.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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