Form 10QSB
period 2005-06-30
OCEAN POWER CORP
filed 2008-02-01
CIK 1102423

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

                                  June 30, 2005

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                     ASSETS
                                     ------

                                                                    June 30,
                                                                      2005
                                                                 --------------
                                                                  (Unaudited)
CURRENT ASSETS

   Cash - restricted                                             $       12,009
                                                                 --------------

         Total Current Assets                                            12,009
                                                                 --------------

EQUIPMENT, NET                                                                -
                                                                 --------------

TOTAL ASSETS                                                     $       12,009
                                                                 ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

   Accounts payable                                              $    2,509,937
   Accrued expenses                                                   9,962,723
   Notes payable - related parties                                    1,033,469
   Notes and convertible debentures payable - current portion         8,674,884
                                                                 --------------

         Total Current Liabilities                                   22,181,013
                                                                 --------------

         Total Liabilities                                           22,181,013
                                                                 --------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 20,000,000 shares authorized of
      $0.001 par value; no shares outstanding                                 -
   Common stock: 500,000,000 shares authorized of
      $0.01 par value; 56,182,746 shares issued
      and outstanding                                                   561,827
   Additional paid-in capital                                        35,169,137
   Deficit accumulated during the development stage                 (57,899,968)
                                                                 --------------

         Total Stockholders' Equity (Deficit)                       (22,169,004)
                                                                 --------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
            (DEFICIT)                                            $       12,009
                                                                 ==============

   The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Operations (Unaudited)

                                                                                                                          From
                                                        For the                            For the                    Inception on
                                                  Three Months Ended                  Six Months Ended                  March 26,
                                                       June 30,                           June 30,                    1992 Through
                                          ----------------------------------   ----------------------------------        June 30,
                                                2005               2004              2005              2004               2005
                                          ----------------   ---------------   ---------------   ----------------   ---------------
REVENUES                                  $              -   $             -   $             -   $              -   $             -
                                          ----------------   ---------------   ---------------   ----------------   ---------------

EXPENSES

      General and administrative                     5,729             3,315            20,310             13,795           438,027
      Depreciation and amortization                      -                 -                 -                  -            15,964
                                          ----------------   ---------------   ---------------   ----------------   ---------------

            Total Expenses                           5,729             3,315            20,310             13,795           453,991
                                          ----------------   ---------------   ---------------   ----------------   ---------------

            LOSS FROM OPERATIONS                    (5,729)           (3,315)          (20,310)           (13,795)         (453,991)
                                          ----------------   ---------------   ---------------   ----------------   ---------------

OTHER INCOME (EXPENSE)

      Interest income                                    2                34                29                 69               310
      Gain (loss) on sale of assets                 10,000                 -            10,000                  -         1,746,986
      Interest expense                              (8,980)           (8,979)          (17,860)           (17,959)       (8,886,748)
                                          ----------------   ---------------   ---------------   ----------------   ---------------

            Total Other Income (Expense)             1,022            (8,945)           (7,831)           (17,890)       (7,139,452)
                                          ----------------   ---------------   ---------------   ----------------   ---------------

INCOME (LOSS) BEFORE
   INCOME TAXES                                     (4,707)          (12,260)          (28,141)           (31,685)       (7,593,443)

      Income tax expense                                 -                 -                 -                  -           114,229
                                          ----------------   ---------------   ---------------   ----------------   ---------------

INCOME (LOSS) BEFORE
   DISCONTINUED OPERATIONS                          (4,707)          (12,260)          (28,141)           (31,685)       (7,707,672)

      (Loss) from discontinued
         operations                                      -                 -                 -                  -       (50,192,296)
                                          ----------------   ---------------   ---------------   ----------------   ---------------

NET INCOME (LOSS)                         $         (4,707)  $       (12,260)  $       (28,141)  $        (31,685)  $   (57,899,968)
                                          ================   ===============   ===============   ================   ===============

BASIC AND DILUTED LOSS PER SHARE

      Income (loss) before discontinued
         operations                       $          (0.00)  $         (0.00)  $         (0.00)  $          (0.00)
      Discontinued operations                         0.00              0.00              0.00               0.00
                                          ----------------   ---------------   ---------------   ----------------

            Net income (loss)             $          (0.00)  $         (0.00)  $         (0.00)  $          (0.00)
                                          ================   ===============   ===============   ================

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING                        56,182,746        56,182,746        56,182,746         56,182,746
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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                         Deferred        Deficit
                                                                                                        Consulting     Accumulated
                                               Common Stock             Additional         Other         Expense        During the
                                       ----------------------------      Paid-In       Comprehensive    and Asset      Development
                                          Shares          Amount         Capital       Income (Loss)   Acquisition        Stage
                                       -------------  -------------   --------------  ---------------  ------------  --------------
Balance, December 31, 2004                56,182,746        561,827       35,169,137                -             -     (57,871,827)

Net income for the six months ended
   June 30, 2005 (Unaudited)                       -              -                -                -             -         (28,141)
                                       -------------  -------------   --------------  ---------------  ------------  --------------

Balance, June 30, 2005 (Unaudited)        56,182,746  $     561,827   $   35,169,137  $             -  $          -  $  (57,899,968)
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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                                               From
                                                                                                            Inception on
                                                                        For the Six Months Ended              March 26,
                                                                                June 30,                    1992 Through
                                                                  -----------------------------------         June 30,
                                                                        2005               2004                 2005
                                                                  ----------------   ----------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                       $        (28,141)  $        (31,685)  $      (57,899,968)
   Adjustments to reconcile net loss to net
      cash used by operating activities:
         Depreciation and amortization                                           -                  -            2,820,779
         Deferred consulting expense                                             -                  -            2,486,798
         Value of common stock, warrants, options
            and discounts on equity instruments issued
            for services                                                         -                  -            7,962,847
         Loss on sale of assets                                                  -                  -              387,649
         Amortization of debenture discount and debt issue costs                 -                  -            4,628,538
         Gain on disposition of debt and write off of subsidiary                 -                  -           (6,085,539)
         Gain on sale of assets                                            (10,000)                 -           (1,746,986)
         Impairment loss                                                         -                  -           12,302,123
   Change in operating asset and liability accounts,
      net of amounts acquired in business combination:
         (Increase) decrease in advances to employees,
            prepaid expenses, deposits and debt offering costs                   -                  -           (5,772,221)
         Increase (decrease) in accounts payable                          (175,173)            12,296            5,493,603
         Increase (decrease) in accrued expenses                            17,860             17,958           13,736,964
                                                                  ----------------   ----------------   ------------------

               Net Cash Used by Operating Activities                      (195,454)            (1,431)         (21,685,413)
                                                                  ----------------   ----------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Cash lost in discontinued operation                                           -                  -               (4,713)
   Payments on license agreement                                                 -                  -             (400,000)
   Cash acquired in Sigma acquisition                                            -                  -              142,254
   Proceeds from sale of assets                                             10,000                  -              103,501
   Purchase of fixed assets                                                      -                  -           (1,164,570)
   Equipment procurement costs                                                   -                  -             (564,110)
                                                                  ----------------   ----------------   ------------------

               Net Cash Provided (Used) by Investing Activities             10,000                  -           (1,887,638)
                                                                  ----------------   ----------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from notes payable                                                   -                  -            4,951,818
   Repayment of related party notes payable                                      -                  -           (1,640,226)
   Repayment of notes payable                                                    -                  -           (1,519,062)
   Loans from related parties                                                    -                  -            7,462,787
   Issuance of convertible debentures                                            -                  -            3,100,000
   Common stock issued for cash                                                  -                  -           11,256,032
   Stock offering costs                                                          -                  -              (26,289)
                                                                  ----------------   ----------------   ------------------

               Net Cash Provided by Financing Activities          $              -   $              -   $       23,585,060
                                                                  ----------------   ----------------   ------------------

   The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
          Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                                                                              From
                                                                                                          Inception on
                                                                       For the Six Months Ended             March 26,
                                                                               June 30,                   1992 Through
                                                                -------------------------------------       June 30,
                                                                       2005               2004                2005
                                                                -----------------    ----------------   -----------------
NET INCREASE (DECREASE) IN CASH                                 $        (185,454)   $         (1,431)  $          12,009

CASH AT BEGINNING OF PERIOD                                               197,463             185,326                   -
                                                                -----------------    ----------------   -----------------

CASH AT END OF PERIOD                                           $          12,009    $        183,895   $          12,009
                                                                =================    ================   =================

CASH PAID FOR:

   Interest                                                     $               -    $              -   $          16,488
   Income taxes                                                 $               -    $              -   $               -

NON-CASH FINANCING ACTIVITIES

   Value of common stock, warrants, options and
      discounts on equity instruments issued for services       $               -    $              -   $       7,962,847
   Equity instruments issued for deferred consulting
      expense/asset acquisition                                 $               -    $              -   $         740,000
   Common stock issued for recapitalization                     $               -    $              -   $       2,761,773
   Common stock issued for conversion of debt                   $               -    $              -   $       2,963,511
   Acquisition of licenses through license agreement
      Payable                                                   $               -    $              -   $       6,940,000
   Warrants granted in conjunction with debt instruments        $               -    $              -   $       3,261,386

   The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2005

NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

          On December 1, 2002, the Company filed a voluntary petition under Chapter 11 of the bankruptcy code with the United States Bankruptcy Court Southern District of New York. See Note 5 for the discussion regarding the bankruptcy filing.

NOTE 2 -  ACCRUED EXPENSES

          The Company's accrued expenses are comprised of the following items:

                                                                 June 30,
                                                                   2005
                                                            -----------------
                                                                (Unaudited)

          Accrued payroll taxes payable                     $          60,266
          Accrued interest payable - payroll                           52,717
          Accrued payroll tax penalty                                  98,845
          Accrued taxes payable                                       274,288
          Accrued payroll payable                                   2,103,656
          Aquamax/Keeran license fee payable                        3,600,000
          Accrued STM license fee payable                           2,000,000
          Due to third parties                                         35,550
          Accrued legal settlement - Mchargue                          66,683
          Accrued interest payable                                  1,448,307
          Accrued contingency for additional post
             Petition claims                                          222,411
                                                            -----------------

                Total                                       $       9,962,723
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

          The Company has incurred losses from its inception through June 30, 2005 of approximately $57,899,968. The Company does not have an established source of funds sufficient to cover its operating costs, has a working capital deficit of approximately $22,169,000, has relied exclusively on debt and equity financing. Additionally the Company's wholly-owned subsidiary Sigma was forced into bankruptcy because of non-payment of employee salaries. Accordingly, there is substantial doubt about its ability to continue as a going concern.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                 June 30, 2005

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

NOTE 4 -  DILUTIVE INSTRUMENTS

          a. Stock Options

          The Company had outstanding stock options to purchase 87,132 shares of the Company's common stock to non-employees as of June 30, 2005. These options expire in January 2012.

          The following table summarizes information about employee stock options outstanding at June 30, 2005:

               Number of      Weighted
                Options        Average         Weighted        Number of
              Outstanding     Remaining         Average      Exercisable at
 Exercise      June 30,      Contractual       Exercise         June 30,
   Price         2005           Life             Price            2005
----------    -----------    ------------     -----------    --------------

$    1.00       3,007,456      6.50 years     $      1.00         3,007,456
$    0.05         387,694      7.00 years     $      0.05           387,694

          Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under such plan consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation," the Company's net income
          (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                 For the Three Months Ended   For the Six Months Ended
                                          June 30,                     June 30,
                                 --------------------------   -------------------------
                                     2005          2004          2005          2004
                                 -----------   ------------   -----------   -----------
Net income (loss) as reported    $    (4,707)  $    (12,260)  $   (28,141)  $   (31,685)
Proforma                              (4,707)       (12,260)      (28,141)      (31,685)
Basic and diluted income (loss)
   per share as reported               (0.00)         (0.00)        (0.00)        (0.00)
Pro forma                              (0.00)         (0.00)        (0.00)        (0.00)

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2005

NOTE 4 -  DILUTIVE INSTRUMENTS (Continued)

          There were no stock options granted during the six months ended June 30, 2005.

          b. Warrants

          A summary of the Company's outstanding warrants as of June 30, 2005, and changes during the six months then ended is presented below:

                                                               Weighted
                                                                Average
                                                               Exercise
                                              Shares             Price
                                          --------------    --------------
Outstanding, December 31, 2004                 8,264,613    $         0.85

Granted                                                -                 -
Expired/Cancelled                               (100,000)            (1.10)
Exercised                                              -                 -
                                          --------------    --------------

Outstanding, June 30, 2005                     8,164,613    $         0.85
                                          ==============    ==============

Exercisable, June 30, 2005                     8,164,613    $         0.85
                                          ==============    ==============

                                   Outstanding                          Exercisable
                   -------------------------------------------   -------------------------
                                     Weighted
                      Number         Average       Weighted         Number       Weighted
                   Outstanding      Remaining       Average      Exercisable      Average
    Range of       at June 30,     Contractual     Exercise       at June 30,    Exercise
 Exercise Prices      2005            Life           Price           2005          Price
-----------------  ------------   -------------  -------------   ------------   ----------
$            1.50       120,000            1.00  $        1.50        120,000   $     1.50
        0.90-1.00     4,739,668            1.49           0.97      4,739,668         0.97
        0.50-0.75     3,304,945            1.48           0.65      3,304,945         0.65
-----------------  -------------  -------------  -------------   -------------  ----------

$       0.50-1.50     8,164,613            1.47  $        0.85      8,164,613   $     0.85
=================  ============   =============  =============   ============   ==========

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

          The Company has a history of being financed primarily by raising capital through private placements of its stock and/or loans from third parties. The proceeds from the financing have been used to develop the Company's technologies, pursue acquisitions and make strategic alliances and pay operating costs. Over the past twelve months, the Company has endeavored to stem severe cash flow shortages through, among other things, workforce and overhead reductions, and the consolidation of its business operations. Due to persistent cash flow shortages the Company terminated substantially all of its employees. As a result of a

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2005

NOTE 5 -  BANKRUPTCY (Continued)

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

          In October of 2006, the Company signed a term sheet with Trinad Capital Master Fund Ltd. (the Sponsor) to sponsor a plan of reorganization. Prior to confirmation of the Chapter 11 plan of reorganization, the Sponsor will identify a merger candidate to be merged into the Company. The Sponsor is currently in negotiations with NorthStar Systems International, Inc. as the potential merger candidate. Before the merger can take place, the Company is required to bring all of its financial, tax and SEC filings current from the last filing date of June 30, 2002. Pursuant to orders of the United States Bankruptcy Court for the Southern District of New York, the Company has engaged accountants, auditors and SEC counsel to complete this task. Under the terms of the proposed plan, creditors of the Company will receive a pro rata

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2005

NOTE 5 -  BANKRUPTCY (Continued)

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

          During the three months ended June 30, 2005, the Company received $10,000 as a deposit toward the purchase of the Company's ownership interest in the water assets. The remaining proceeds of this sale were received during the months ended December 31, 2005 and January 31, 2006, as discussed in Note 8.

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

Three Month Periods Ended June 30, 2005 and 2004
------------------------------------------------

The business of the Company during the quarter ended June 30, 2005 included only its consideration of various plan of reorganization opportunities and incurring administrative expenses in connection with the Bankruptcy Case, e.g., related to legal, accounting and administrative activities. There were no revenue-generating activities. The Company has had no employees since 2003. The administrative activities of the Company are performed by outside consultants and advisors. Direct administrative expenses of the Company totaled $5,729 and $3,315 for the three-month periods ended June 30, 2005 and 2004, respectively. The increase in the current period compared to the same period in the prior year is due primarily to legal and consulting fees as the Company attempts to complete and exit bankruptcy.

Six Month Periods Ended June 30, 2005 and 2004
----------------------------------------------

The business of the Company during the six months ended June 30, 2005 included only its consideration of various plan of reorganization opportunities and incurring administrative expenses in connection with the Bankruptcy Case, e.g., related to legal, accounting and administrative activities. There were no revenue-generating activities. The Company has had no employees since 2003. The administrative activities of the Company are performed by outside consultants and advisors. Direct administrative expenses of the Company totaled $20,310 and $13,795 for the six-month periods ended June 30, 2005 and 2004, respectively. The increase in the current period compared to the same period in the prior year is due primarily to legal and consulting fees as the Company attempts to complete and exit bankruptcy.

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

(b) Changes in internal controls.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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