Form 10QSB
period 2005-09-30
OCEAN POWER CORP
filed 2008-02-01
CIK 1102423

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

                               September 30, 2005

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                     ASSETS
                                     ------

                                                                  September 30,
                                                                      2005
                                                                  -------------
                                                                   (Unaudited)

CURRENT ASSETS

   Cash - restricted                                              $     12,011
                                                                  ------------

     Total Current Assets                                               12,011
                                                                  ------------

EQUIPMENT, NET                                                               -
                                                                  ------------

TOTAL ASSETS                                                      $     12,011
                                                                  ============

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
              ----------------------------------------------

CURRENT LIABILITIES

   Accounts payable                                               $  2,513,492
   Accrued expenses                                                  9,971,801
   Notes payable - related parties                                   1,033,469
   Notes and convertible debentures payable - current portion        8,674,884
                                                                  ------------

         Total Current Liabilities                                  22,193,646
                                                                  ------------

         Total Liabilities                                          22,193,646
                                                                  ------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 20,000,000 shares authorized of
      $0.001 par value; no shares outstanding                                -
   Common stock: 500,000,000 shares authorized of
      $0.01 par value; 56,182,746 shares issued
      and outstanding                                                  561,827
   Additional paid-in capital                                       35,169,137
   Deficit accumulated during the development stage                (57,912,599)
                                                                  ------------

         Total Stockholders' Equity (Deficit)                      (22,181,635)
                                                                  ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
            (DEFICIT)                                             $     12,011
                                                                  ============

The accompanying footnotes are an integral part of these consolidated financial statements

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Operations (Unaudited)

                                                                                                                         From
                                                        For the                            For the                   Inception on
                                                  Three Months Ended                  Nine Months Ended                March 26,
                                                     September 30,                      September 30,                1992 Through
                                          ----------------------------------   ----------------------------------    September 30,
                                                2005               2004              2005              2004              2005
                                          ----------------   ---------------   ---------------   ----------------   ---------------
REVENUES                                  $              -   $             -   $             -   $              -   $             -
                                          ----------------   ---------------   ---------------   ----------------   ---------------

EXPENSES

      General and administrative                     3,556            12,284            23,866             26,079           441,583
      Depreciation and amortization                      -                 -                 -                  -            15,964
                                          ----------------   ---------------   ---------------   ----------------   ---------------

            Total Expenses                           3,556            12,284            23,866             26,079           457,547
                                          ----------------   ---------------   ---------------   ----------------   ---------------

            LOSS FROM OPERATIONS                    (3,556)          (12,284)          (23,866)           (26,079)         (457,547)
                                          ----------------   ---------------   ---------------   ----------------   ---------------

OTHER INCOME (EXPENSE)

      Interest income                                    3                34                32                103               313
      Gain (loss) on sale of assets                      -                 -            10,000                  -         1,746,986
      Interest expense                              (9,078)           (9,077)          (26,938)           (27,036)       (8,895,826)
                                          ----------------   ---------------   ---------------   ----------------   ---------------

            Total Other Income (Expense)            (9,075)           (9,043)          (16,906)           (26,933)       (7,148,527)
                                          ----------------   ---------------   ---------------   ----------------   ---------------

INCOME (LOSS) BEFORE
   INCOME TAXES                                    (12,631)          (21,327)          (40,772)           (53,012)       (7,606,074)

      Income tax expense                                 -                 -                 -                  -           114,229
                                          ----------------   ---------------   ---------------   ----------------   ---------------

INCOME (LOSS) BEFORE
   DISCONTINUED OPERATIONS                         (12,631)          (21,327)          (40,772)           (53,012)       (7,720,303)

      (Loss) from discontinued
         operations                                      -                 -                 -                  -       (50,192,296)
                                          ----------------   ---------------   ---------------   ----------------   ---------------

NET INCOME (LOSS)                         $        (12,631)  $       (21,327)  $       (40,772)  $        (53,012)  $   (57,912,599)
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
                                          ================   ===============   ===============   ================

The accompanying footnotes are an integral part of these consolidated financial statements

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                          Deferred      Deficit
                                                                                                        Consulting    Accumulated
                                                Common Stock             Additional        Other          Expense      During the
                                         ----------------------------     Paid-In       Comprehensive    and Asset    Development
                                           Shares          Amount         Capital       Income (Loss)   Acquisition      Stage
                                         ----------    --------------   ------------    -------------   -----------  --------------
Balance, December 31, 2004               56,182,746           561,827     35,169,137                -             -    (57,871,827)

Net income for the nine months ended
   September 30, 2005 (Unaudited)                 -                 -              -                -             -        (40,772)
                                         ----------    --------------   ------------    -------------   -----------  -------------

Balance, September 30, 2005 (Unaudited)  56,182,746    $      561,827   $ 35,169,137    $           -   $         -  $ (57,912,599)
                                         ==========    ==============   ============    =============   ===========  =============

The accompanying footnotes are an integral part of these consolidated financial statements

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                                       From
                                                                                                   Inception on
                                                                    For the Nine Months Ended        March 26,
                                                                           September 30,           1992 Through
                                                                   ----------------------------    September 30,
                                                                       2005            2004             2005
                                                                   ------------    ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                        $    (40,772)   $    (53,012)   $ (57,912,599)
   Adjustments to reconcile net loss to net
      cash used by operating activities:
         Depreciation and amortization                                        -               -        2,820,779
         Deferred consulting expense                                          -               -        2,486,798
         Value of common stock, warrants, options
            and discounts on equity instruments issued
            for services                                                      -               -        7,962,847
         Loss on sale of assets                                               -               -          387,649
         Amortization of debenture discount and debt issue costs              -               -        4,628,538
         Gain on disposition of debt and write off of subsidiary              -               -       (6,085,539)
         Gain on sale of assets                                         (10,000)              -       (1,746,986)
         Impairment loss                                                      -               -       12,302,123
         Bad debt expense                                                     -               -                -
   Change in operating asset and liability accounts,
      net of amounts acquired in business combination:
         (Increase) decrease in advances to employees,
            prepaid expenses, deposits and debt offering costs                -               -       (5,772,221)
         Increase (decrease) in accounts payable                       (171,618)         24,579        5,497,158
         Increase (decrease) in accrued expenses                         26,938          27,036       13,746,042
                                                                   ------------    ------------    -------------

               Net Cash Used by Operating Activities                   (195,452)         (1,397)     (21,685,411)
                                                                   ------------    ------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Cash lost in discontinued operation                                        -               -           (4,713)
   Payments on license agreement                                              -               -         (400,000)
   Cash acquired in Sigma acquisition                                         -               -          142,254
   Proceeds from sale of assets                                          10,000               -          103,501
   Purchase of fixed assets                                                   -               -       (1,164,570)
   Equipment procurement costs                                                -               -         (564,110)
                                                                   ------------    ------------    -------------

               Net Cash Provided (Used) by Investing Activities          10,000               -       (1,887,638)
                                                                   ------------    ------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from notes payable                                                -               -        4,951,818
   Repayment of related party notes payable                                   -               -       (1,640,226)
   Repayment of notes payable                                                 -               -       (1,519,062)
   Loans from related parties                                                 -               -        7,462,787
   Issuance of convertible debentures                                         -               -        3,100,000
   Common stock issued for cash                                               -               -       11,256,032
   Stock offering costs                                                       -               -          (26,289)
                                                                   ------------    ------------    -------------

               Net Cash Provided by Financing Activities                      -               -       23,585,060
                                                                   ------------    ------------    -------------

The accompanying footnotes are an integral part of these consolidated financial statements

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
          Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                                                                 From
                                                                                             Inception on
                                                            For the Nine Months Ended          March 26,
                                                                  September 30,              1992 Through
                                                          -----------------------------      September 30,
                                                              2005             2004              2005
                                                          ------------     ------------     --------------
NET INCREASE (DECREASE) IN CASH                           $   (185,452)    $     (1,397)    $       12,011

CASH AT BEGINNING OF PERIOD                                    197,463          185,326                  -
                                                          ------------     ------------     --------------

CASH AT END OF PERIOD                                     $     12,011     $    183,929     $       12,011
                                                          ============     ============     ==============

CASH PAID FOR:

  Interest                                                $          -     $          -     $       16,488
  Income taxes                                            $          -     $          -     $            -

NON-CASH FINANCING ACTIVITIES

  Value of common stock, warrants, options and
     discounts on equity instruments issued for services  $          -     $          -     $    7,962,847
  Equity instruments issued for deferred consulting
     expense/asset acquisition                            $          -     $          -     $      740,000
  Common stock issued for recapitalization                $          -     $          -     $    2,761,773
  Common stock issued for conversion of debt              $          -     $          -     $    2,963,511
  Acquisition of licenses through license agreement
     Payable                                              $          -     $          -     $    6,940,000
  Warrants granted in conjunction with debt instruments   $          -     $          -     $    3,261,386

The accompanying footnotes are an integral part of these consolidated financial statements

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2005

NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

          On December 1, 2002, the Company filed a voluntary petition under Chapter 11 of the bankruptcy code with the United States Bankruptcy Court Southern District of New York. See Note 5 for the discussion regarding the bankruptcy filing.

NOTE 2 -  ACCRUED EXPENSES

          The Company's accrued expenses are comprised of the following items:

                                                        September 30,
                                                            2005
                                                      -----------------
                                                          (Unaudited)

          Accrued payroll taxes payable               $          60,266
          Accrued interest payable - payroll                     52,717
          Accrued payroll tax penalty                            98,845
          Accrued taxes payable                                 274,288
          Accrued payroll payable                             2,103,656
          Aquamax/Keeran license fee payable                  3,600,000
          Accrued STM license fee payable                     2,000,000
          Due to third parties                                   35,550
          Accrued legal settlement - Mchargue                    66,683
          Accrued interest payable                            1,457,385
          Accrued contingency for additional post
             petition claims                                    222,411
                                                      -----------------

                Total                                 $       9,971,801
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

          The Company has incurred losses from its inception through September 30, 2005 of approximately $57,912,599. The Company does not have an established source of funds sufficient to cover its operating costs, has a working capital deficit of approximately $22,181,000, has relied exclusively on debt and equity financing. Additionally the Company's wholly-owned subsidiary Sigma was

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2005

NOTE 3 -  GOING CONCERN (Continued)

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

NOTE 4 -  DILUTIVE INSTRUMENTS

          a. Stock Options

          The Company had outstanding stock options to purchase 87,132 shares of the Company's common stock to non-employees as of September 30, 2005. These options expire in January 2012.

          The following table summarizes information about employee stock options outstanding at September 30, 2005:

                  Number of         Weighted
                   Options          Average       Weighted        Number of
                 Outstanding       Remaining       Average     Exercisable at
   Exercise      September 30,     Contractual    Exercise      September 30,
     Price           2005             Life          Price           2005
   --------      -------------     -----------    --------     --------------

   $   1.00         3,007,456      6.25 years     $   1.00          3,007,456
   $   0.05           387,694      6.75 years     $   0.05            387,694

          Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under such plan consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation," the Company's net income
          (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                  For the Three Months Ended  For the Nine Months Ended
                                         September 30,               September 30,
                                  --------------------------  -------------------------
                                    2005            2004         2005            2004
                                  ---------       ---------   ---------       ---------
Net income (loss) as reported     $ (12,631)      $ (21,327)  $ (40,772)      $ (53,012)
Proforma                            (12,631)        (21,327)    (40,772)        (53,012)
Basic and diluted income (loss)
   per share as reported              (0.00)          (0.00)      (0.00)          (0.00)
Pro forma                             (0.00)          (0.00)      (0.00)          (0.00)

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2005

NOTE 4 -  DILUTIVE INSTRUMENTS (Continued)

          There were no stock options granted during the nine months ended September 30, 2005.

          b. Warrants

          A summary of the Company's outstanding warrants as of September 30, 2005, and changes during the nine months then ended is presented below:

                                                           Weighted
                                                            Average
                                                           Exercise
                                               Shares       Price
                                             ---------     --------
Outstanding, December 31, 2004               8,264,613     $   0.85

Granted                                              -            -
Expired/Cancelled                             (100,000)       (1.10)
Exercised                                            -            -
                                             ---------     --------

Outstanding, September 30, 2005              8,164,613     $   0.85
                                             =========     ========

Exercisable, September 30, 2005              8,164,613     $   0.85
                                             =========     ========

                                       Outstanding                            Exercisable
                       --------------------------------------------  -----------------------------
                                         Weighted
                           Number         Average       Weighted         Number         Weighted
                         Outstanding     Remaining      Average        Exercisable      Average
       Range of         at September    Contractual     Exercise      at September      Exercise
    Exercise Prices       30, 2005         Life           Price         30, 2005         Price
---------------------  --------------   ------------  -------------  --------------  -------------
$                1.50         120,000           0.75  $        1.50         120,000  $        1.50
            0.90-1.00       4,739,668           1.23           0.97       4,739,668           0.97
            0.50-0.75       3,304,945           1.25           0.65       3,304,945           0.65
---------------------  --------------   ------------  -------------  --------------  -------------

$           0.50-1.50       8,164,613           1.21  $        0.85       8,164,613  $        0.85
=====================  ==============   ============  =============  ==============  =============

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

          The Company has a history of being financed primarily by raising capital through private placements of its stock and/or loans from third parties. The proceeds from the financing have been used to develop the Company's technologies, pursue acquisitions and make strategic alliances and pay operating costs. Over the past twelve months, the Company has endeavored to stem severe cash flow shortages through, among other things, workforce and overhead reductions, and the consolidation of its business operations. Due to persistent cash flow shortages the Company terminated substantially

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2005

NOTE 5 -  BANKRUPTCY (Continued)

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

          In October of 2006, the Company signed a term sheet with Trinad Capital Master Fund Ltd. (the Sponsor) to sponsor a plan of reorganization. Prior to confirmation of the Chapter 11 plan of reorganization, the Sponsor will identify a merger candidate to be merged into the Company. The Sponsor is currently in negotiations with NorthStar Systems International, Inc. as the potential merger candidate. Before the merger can take place, the Company is required to bring all of its financial, tax and SEC filings current from the last filing date of June 30, 2002. Pursuant to orders of the United

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2005

NOTE 5 -  BANKRUPTCY (Continued)

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

Three Month Periods Ended September 30, 2005 and 2004
-----------------------------------------------------

The business of the Company during the quarter ended September 30, 2005 included only its consideration of various plan of reorganization opportunities and incurring administrative expenses in connection with the Bankruptcy Case, e.g., related to legal, accounting and administrative activities. There were no revenue-generating activities. The Company has had no employees since 2003. The administrative activities of the Company are performed by outside consultants and advisors. Direct administrative expenses of the Company totaled $3,556 and $12,284 for the three-month periods ended September 30, 2005 and 2004, respectively. The decrease in the current period compared to the same period in the prior year is due to decreased operations as a result of the Company's bankruptcy filing.

Nine Month Periods Ended September 30, 2005 and 2004
----------------------------------------------------

The business of the Company during the nine months ended September 30, 2005 included only its consideration of various plan of reorganization opportunities and incurring administrative expenses in connection with the Bankruptcy Case, e.g., related to legal, accounting and administrative activities. There were no revenue-generating activities. The Company has had no employees since 2003. The administrative activities of the Company are performed by outside consultants and advisors. Direct administrative expenses of the Company totaled $23,866 and $26,079 for the nine-month periods ended September 30, 2005 and 2004, respectively. The decrease in the current period compared to the same period in the prior year is due to decreased operations as a result of the Company's bankruptcy filing.

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

(b) Changes in internal controls.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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