Form 10KSB
period 2005-12-31
OCEAN POWER CORP
filed 2008-02-01
CIK 1102423

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Issuer's revenues for 2005: $0

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

2005                                                          High        Low

First Quarter                                              $  0.0020   $ 0.00025

Second Quarter                                                0.0020      0.0004

Third Quarter                                                 0.0018      0.0007

Fourth Quarter                                               0.00075     0.00035

2004                                                          High        Low

First Quarter                                              $  0.0050   $  0.0006

Second Quarter                                                0.0025      0.0020

Third Quarter                                                 0.0050      0.0020

Fourth Quarter                                                0.0020      0.0010

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

Results of Operations:

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The business of the Company in 2005 included only the effecting of the Water Assets Sale, its consideration of various plan of reorganization opportunities and incurring administrative expenses in connection with the Bankruptcy Case, e.g., related to legal, accounting and administrative activities. There were no revenue-generating activities (other than the Water Assets Sale). The Company has had no employees since 2003. The administrative activities of the Company were performed by Mr. Michael Hopper, a paid consultant, and outside advisors. Direct administrative expenses of the Company for the year ended December 31, 2005 totaled $46,039, an increase of $6,808 or 17%, compared to $39,231 incurred in the year ended December 31, 2004. The increase is due to the Company beginning the process of selling assets and developing a plan to exit bankruptcy. The Company continued to accrue interest on the DIP financing and accrued $36,016 for the year ended December 31, 2005.

The net income for the year ended December 31, 2005 was $676,242 and was entirely attributed to the Water Assets Sale. The revenue from the sale has been recorded entirely as a gain on sale of assets as there was no remaining basis for the Company to remove.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures.

The Company did not have any independent auditors during 2005, as its prior auditors, H.J. & Associates, LLC, resigned on April 30, 2003. The Company's current independent auditors, Pritchett, Siler & Hardy, P.C., have been engaged since November 28, 2006. Since that date, there have been no disagreements with the firm on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

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

Item 8B. Other Information.

On November 16, 2005, the Bankruptcy Court approved the transfer of the Water Assets to ReEnergy Group for a modified consideration of $750,000.

                        Consolidated Financial Statements
                                  and Report of
                     Independent Registered Accounting Firm

                             Ocean Power Corporation

                           December 31, 2005 and 2004

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2005

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

Consolidated Statements of Cash Flows ......................................F-15

Notes to the Consolidated Financial Statements .............................F-17

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
OCEAN POWER CORPORATION & SUBSIDIARIES
New York, NY 10022

We have  audited  the  accompanying  consolidated  balance  sheet of Ocean Power
Corporation and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2005 and 2004 and from inception on March 26, 1992 through December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Ocean Power Corporation and Subsidiaries for the period from inception on March 26, 1992 through December 31, 2001 were audited by other auditors whose report dated March 22, 2002 expressed an unqualified opinion on those statements and included an explanatory paragraph expressing concern about the ability of the company to continue as a going concern. Our opinion on the consolidated statements of operations, stockholders' equity (deficit) and cash flows for the period from inception on March 26, 1992 through December 31, 2005, insofar as it relates to amounts for prior periods through December 31, 2001, is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ocean Power Corporation and Subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004 and from inception on March 26, 1992 through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

PRITCHETT, SILER & HARDY, P.C.
September 28, 2007
Salt Lake City, Utah

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                     ASSETS
                                     ------

                                                                  December 31,
                                                                      2005
                                                                 --------------
CURRENT ASSETS

   Cash - restricted                                             $        4,069
   Accounts receivable                                                  650,000
                                                                 --------------

         Total Current Assets                                           654,069
                                                                 --------------

EQUIPMENT, NET                                                                -
                                                                 --------------

TOTAL ASSETS                                                     $      654,069
                                                                 ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

   Accounts payable                                              $    2,426,972
   Accrued expenses                                                   9,983,365
   Notes payable - related parties                                    1,033,469
   Notes and convertible debentures payable - current portion         8,674,884
                                                                 --------------

         Total Current Liabilities                                   22,118,690
                                                                 --------------

         Total Liabilities                                           22,118,690
                                                                 --------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 20,000,000 shares authorized of
      $0.001 par value; no shares outstanding                                 -
   Common stock: 500,000,000 shares authorized of
      $0.01 par value; 56,182,746 shares issued
      and outstanding                                                   561,827
   Additional paid-in capital                                        35,169,137
   Deficit accumulated during the development stage                 (57,195,585)
                                                                 --------------

         Total Stockholders' Equity (Deficit)                       (21,464,621)
                                                                 --------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
            (DEFICIT)                                            $      654,069
                                                                 ==============

   The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                                                 From
                                                                                             Inception on
                                                              For the Years Ended              March 26,
                                                                 December 31,                1992 Through
                                                       ----------------------------------     December 31,
                                                             2005              2004              2005
                                                       ---------------   ----------------   ---------------
REVENUES                                               $             -   $              -   $             -
                                                       ---------------   ----------------   ---------------

EXPENSES

      General and administrative                                46,039             39,231           463,756
      Depreciation and amortization                                  -                  -            15,964
                                                       ---------------   ----------------   ---------------

            Total Expenses                                      46,039             39,231           479,720
                                                       ---------------   ----------------   ---------------

            LOSS FROM OPERATIONS                               (46,039)           (39,231)         (479,720)
                                                       ---------------   ----------------   ---------------

OTHER INCOME (EXPENSE)

      Interest income                                              151                137               432
      Gain (loss) on sale of assets                            760,000             13,500         2,496,986
      Interest expense                                         (36,016)           (36,115)       (8,904,904)
                                                       ---------------   ----------------   ---------------

            Total Other Income (Expense)                       724,135            (22,478)       (6,407,486)
                                                       ---------------   ----------------   ---------------

INCOME (LOSS) BEFORE
   INCOME TAXES                                                678,096            (61,709)       (6,887,206)

      Income tax expense                                         1,854                800           116,083
                                                       ---------------   ----------------   ---------------

INCOME (LOSS) BEFORE
   DISCONTINUED OPERATIONS                                     676,242            (62,509)       (7,003,289)

      (Loss) from discontinued
         operations                                                  -                  -       (50,192,296)
                                                       ---------------   ----------------   ---------------

NET INCOME (LOSS)                                      $       676,242   $        (62,509)  $   (57,195,585)
                                                       ===============   ================   ===============

BASIC AND DILUTED INCOME (LOSS) PER SHARE

      Income (loss) before discontinued
         operations                                    $          0.01   $          (0.00)
      Discontinued operations                                     0.00               0.00
                                                       ---------------   ----------------

            Net income (loss)                          $          0.01   $          (0.00)
                                                       ===============   ================

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING                                    56,182,746         56,182,746
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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                       Deferred         Deficit
                                                                                                      Consulting     Accumulated
                                                Common Stock           Additional        Other         Expense        During the
                                          -------------------------     Paid-In      Comprehensive    and Asset      Development
                                            Shares        Amount        Capital      Income (Loss)    Acquisition       Stage
                                          ----------   ------------   ------------   -------------   ------------   --------------
Inception, March 26, 1992                          -   $          -   $          -   $           -   $          -   $            -

Net loss from inception on
   March 20, 1992 through
   December 31, 1997                               -              -              -               -              -       (2,306,366)
                                          ----------   ------------   ------------   -------------   ------------   --------------

Balance, December 31, 1997                         -              -              -               -              -       (2,306,366)

February 24, 1998, common
   stock issued for cash to
   employees at $0.003 per share             395,467          3,955         (2,817)              -              -                -

March 6,1998, common stock
   issued for cash to employees
   at $0.003 per share                       121,904          1,219           (869)              -              -                -

March 12, 1998, common stock
   issued for cash to an employee
   at $0.003 per share                        33,199            332           (237)              -              -                -

March 18, 1998, common stock
   issued for cash to an employee
   at $0.003 per share                         2,575             26            (19)              -              -                -

April 2, 1998, common stock
   issued for cash to a lender at
   $0.003 per share                          130,500          1,305           (930)              -              -                -

May 14, 1998, common stock
   issued for cash to an employee
   at $0.003 per share                        14,755            147           (106)              -              -                -

June 16, 1998, common stock issued for
   cash, 42,178 issued to employees,
   43,152 issued to consultants, 60,900
   issued to lenders, 6,960 issued to a
   landlord and 8,352 issued to vendors,
   at $0.003 per share                       161,542          1,615         (1,152)              -              -                -

June 16, 1998, common stock
   issued for debt cancellation to the
   company's founders at $0.079 per
   share                                   1,061,400         10,614         73,267               -              -                -

July 29, 1998, common stock
   issued for cash to a consultant
   at $0.003 per share                        34,800            348           (248)              -              -                -

Net loss for the year ended
   December 31, 1998                               -              -              -               -              -       (2,917,964)
                                          ----------   ------------   ------------   -------------   ------------   --------------

Balance, December 31, 1998                 1,956,142   $     19,561   $     66,889   $           -   $          -   $   (5,224,330)
                                          ----------   ------------   ------------   -------------   ------------   --------------

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                        Deferred        Deficit
                                                                                                      Compensation    Accumulated
                                                  Common Stock          Additional        Other           and          During the
                                           -------------------------     Paid-In      Comprehensive    Consulting     Development
                                             Shares        Amount        Capital         Income          Expense          Stage
                                           ----------   ------------   ------------   -------------   ------------   --------------
Balance forward                            56,182,746   $    561,827   $ 35,155,326   $     334,549   $   (875,128)  $  (37,510,434)

Options granted to employees below
   market                                           -              -          5,815               -              -                -

Options granted for consulting services             -              -          7,996               -              -                -

Deferred consulting expensed                        -              -              -               -        875,128                -

Currency translations adjustment                    -              -              -        (334,549)             -                -

Net loss for the year ended,
   December 31, 2002                                -              -              -               -              -      (21,480,828)
                                           ----------   ------------   ------------   -------------   ------------   --------------
Balance, December 31, 2002                 56,182,746        561,827     35,169,137               -              -      (58,991,262)

Net income for the year ended,
   December 31, 2003                                -              -              -               -              -        1,181,944
                                           ----------   ------------   ------------   -------------   ------------   --------------
Balance, December 31, 2003                 56,182,746        561,827     35,169,137               -              -      (57,809,318)

Net loss for the year ended,
   December 31, 2004                                -              -              -               -              -          (62,509)
                                           ----------   ------------   ------------   -------------   ------------   --------------
Balance, December 31, 2004                 56,182,746        561,827     35,169,137               -              -      (57,871,827)

Net income for the year ended,
   December 31, 2005                                -              -              -               -              -          676,242
                                           ----------   ------------   ------------   -------------   ------------   --------------
Balance, December 31, 2005                 56,182,746   $    561,827   $ 35,169,137   $           -   $          -   $  (57,195,585)
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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows


                                                                                                     From
                                                                                                 Inception on
                                                                      For the Years Ended           March 26,
                                                                           December 31,          1992 Through
                                                                -----------------------------    December 31,
                                                                    2005             2004            2005
                                                                -------------   -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                     $     676,242   $     (62,509)  $  (57,195,585)
   Adjustments to reconcile net loss to net
      cash used by operating activities:
         Depreciation and amortization                                      -               -        2,820,779
         Deferred consulting expense                                        -               -        2,486,798
         Value of common stock, warrants, options
            and discounts on equity instruments issued
            for services                                                    -               -        7,962,847
         Loss on sale of assets                                             -               -          387,649
         Amortization of debenture discount and debt issue
            costs                                                           -               -        4,628,538
         Gain on disposition of debt and write off of
            subsidiary                                                      -               -       (6,085,539)
         Gain on sale of assets                                      (760,000)        (13,500)      (2,496,986)
         Impairment loss                                                    -               -       12,302,123
   Change in operating asset and liability accounts,
      net of amounts acquired in business combination:
         (Increase) decrease in advances to employees,
            prepaid expenses, deposits and debt offering
            costs                                                           -               -       (5,772,221)
         Increase (decrease) in accounts payable                     (258,138)         37,388        5,410,638
         Increase (decrease) in accrued expenses                       38,502          37,258       13,757,606
                                                                -------------   -------------   --------------

               Net Cash Used by Operating Activities                 (303,394)         (1,363)     (21,793,353)
                                                                -------------   -------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Cash lost in discontinued operation                                      -               -           (4,713)
   Payments on license agreement                                            -               -         (400,000)
   Cash acquired in Sigma acquisition                                       -               -          142,254
   Proceeds from sale of assets                                       110,000          13,500          203,501
   Purchase of fixed assets                                                 -               -       (1,164,570)
   Equipment procurement costs                                              -               -         (564,110)
                                                                -------------   -------------   --------------

               Net Cash Provided (Used) by Investing
                  Activities                                          110,000          13,500       (1,787,638)
                                                                -------------   -------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from notes payable                                              -               -        4,951,818
   Repayment of related party notes payable                                 -               -       (1,640,226)
   Repayment of notes payable                                               -               -       (1,519,062)
   Loans from related parties                                               -               -        7,462,787
   Issuance of convertible debentures                                       -               -        3,100,000
   Common stock issued for cash                                             -               -       11,256,032
   Stock offering costs                                                     -               -          (26,289)
                                                                -------------   -------------   --------------

               Net Cash Provided by Financing Activities                    -               -       23,585,060
                                                                -------------   -------------   --------------

   The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)

                                                                                                  From
                                                                                              Inception on
                                                                    For the Years Ended         March 26,
                                                                        December 31,          1992 Through
                                                                ---------------------------   December 31,
                                                                    2005           2004           2005
                                                                ------------   ------------   ------------
NET INCREASE (DECREASE) IN CASH                                 $   (193,394)  $     12,137   $      4,069

CASH AT BEGINNING OF PERIOD                                          197,463        185,326              -
                                                                ------------   ------------   ------------

CASH AT END OF PERIOD                                           $      4,069   $    197,463   $      4,069
                                                                ============   ============   ============

CASH PAID FOR:

   Interest                                                     $          -   $          -   $     16,488
   Income taxes                                                 $          -   $          -   $          -

NON-CASH FINANCING ACTIVITIES

   Value of common stock, warrants, options and
      discounts on equity instruments issued for services       $          -   $          -   $  7,962,847
   Equity instruments issued for deferred consulting
      expense/asset acquisition                                 $          -   $          -   $    740,000
   Common stock issued for recapitalization                     $          -   $          -   $  2,761,773
   Common stock issued for conversion of debt                   $          -   $          -   $  2,963,511
   Acquisition of licenses through license agreement
      Payable                                                   $          -   $          -   $  6,940,000
   Warrants granted in conjunction with debt instruments        $          -   $          -   $  3,261,386

   The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

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

                                                               For the Years Ended
                                                                  December 31,
                                                          ----------------------------
                                                               2005           2004
                                                          -------------  -------------
Net income (loss) before discontinued
   operations (numerator)                                 $     676,242  $     (62,509)
Net loss from discontinued operations
   (numerator)                                                        -              -
                                                          -------------  -------------
Net loss                                                        676,242        (62,509)

Weighted average number of shares
   outstanding (denominator)                                 56,182,746     56,182,746
                                                          -------------  -------------

Income (loss) per share                                   $        0.01  $       (0.00)
                                                          =============  =============

          c. Provision for Taxes

          The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, using the liability method. The estimated future tax effect of differences between the basis in assets and liabilities for tax and accounting purposes is accounted for as deferred taxes. In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were more likely than not that all, or some portion, of such deferred tax assets would not be realized. A full allowance against deferred tax assets was provided as of December 31, 2005.

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          c. Provision for Taxes (Continued)

          Net deferred tax assets and liabilities consist of the following components as of December 31, 2005:

                                                                     2005
                                                               ----------------
            Deferred tax assets:
            NOL carryover                                      $     11,952,700
            Accrued expenses                                            884,600
            Deferred tax liabilities:
            Depreciation                                                      -
            Valuation allowance                                     (12,837,300)
                                                               ----------------

            Net Deferred Tax Asset                             $              -
                                                               ================

          The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the year ended December 31, 2005 due to the following:

                                                                     2005
                                                               ----------------

            Book income                                        $        264,390
            Loss on disposal of assets                                        -
            Meals & entertainment                                             -
            State taxes                                                    (757)
            Depreciation                                                      -
            NOL Carryover                                              (263,633)
            Valuation allowance                                               -
                                                               ----------------

                                                               $              -
                                                               ================

          At December 31, 2005, the Company had net operating loss carryforwards of approximately $30,600,000 that may be offset against future taxable income from the year 2005 through 2025. No tax benefit has been reported in the December 31, 2005 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

          Due to the  change in  ownership  provisions  of the Tax Reform Act of
          1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited to use in future years.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          d. Cash and Cash Equivalents

          The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

          e. Principles of Consolidation

          The  financial  statements  for the year ended  December  31, 2005 are consolidated with Ocean Power Corporation and its wholly-owned subsidiaries, Integrated Water and Power Corporation, Advanced Power Sources Corporation, Manufacturing Technologies Corporation, SIGMA Elektroteknisk, AS, Ocean Power UK Limited, and PowerCo US, Inc. All significant intercompany accounts and transactions have been eliminated. The subsidiaries were all defunct or dissolved as of December 31, 2005.

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

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

          i. Research and Development

          All amounts expended for research and development are charged to expense as incurred. Research and development expense for the years ended December 31, 2005 and 2004, was $-0-.

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

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

NOTE 3 -  BUSINESS COMBINATION

          In August 2000, the Company acquired SIGMA Elektroteknisk, AS (SIGMA) by exchanging 1,718,748 shares of its common stock for all of the common stock of SIGMA. The acquisition was accounted for as a purchase in accordance with APB 16, "Business Combinations." The excess of the total acquisition cost over the fair value of the net assets acquired of $6,589,756 was being amortized over 10 years by the straight-line method. Amortization expense amounted to $-0- for the year ended December 31, 2005.

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

NOTE 4 -  NOTES PAYABLE - RELATED PARTIES

          Notes payable - related parties at December 31, 2005 consisted of the following:

            Unsecured note payable to a shareholder
               bearing interest at 10% per annum, all
               unpaid interest and principal due upon
               demand, secured by personal guarantee
               of officer.                                     $         20,314

            Unsecured note payable to an employee
               bearing interest at 10% per annum, all
               unpaid interest and principal due upon
               demand.                                                  282,767

            Unsecured note payable to an officer
               bearing interest at 10% per annum,
               due upon demand.                                          53,280
                                                               ----------------

            Balance forward                                    $        356,361
                                                               ----------------

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

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
                                                               ================

          Total interest expense to related parties was $-0- for the years ended December 31, 2005 and 2004.

          Annual maturities of notes related parties payable are as follows:

            Years Ending
             December 31,
            -------------
                2006                                           $      1,033,469
                2007                                                          -
                2008                                                          -
                2009                                                          -
             Thereafter                                                       -
                                                               ----------------
                                                               $      1,033,469
                                                               ================

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

NOTE 5 -  NOTES AND CONVERTIBLE DEBENTURES PAYABLE

          Notes and debentures payable at December 31, 2005 consist of the following:

            Notes payable to two parties bearing
               interest at 10.5%, collateralized by
               guarantee of the president of the
               Company, due in full by March 5, 2002.          $      1,708,101

            Notes payable to two parties bearing
               interest at 10%, without collateral,
               convertible into the Company's common
               stock at $4.00 per share, due in full by
               April 2, 2003.                                           600,000

            Notes payable to eighteen parties bearing
               interest at 10% to 13%, without collateral,
               due in full one year from issue.                       3,755,965

            Post-petition notes payable to three parties
               bearing interest at 15% without collateral,
               due on demand.                                           236,818

            Three (3) convertible debentures payable
               due August to November 2004, bearing
               interest at 12% per annum, uncollateralized,
               and convertible into shares of the
               Company's common stock at $1.50
               per share.                                               550,000

            Fifteen (15) convertible debentures payable
               due August to December 2006, bearing
               interest at 12% per annum, uncollateralized,
               and convertible into shares of the Company's
               common stock at $1.00 to $1.50 per share.              1,350,000

            Four (4) convertible debentures payable due
               August 2006, bearing interest at 12% per
               annum, uncollateralized and convertible into
               shares of the Company's common stock at
               $1.50 per share.                                          71,000

            Convertible debenture payable to Cornell
               Capital Corporation, due November 30, 2006,
               bearing interest at 6% per annum, convertible
               into shares of common stock at either 120%
               of closing bid price on November 29, 2001
               or 80% of lowest closing bid price for five
               trading days prior to conversion.                        403,000
                                                               ----------------

            Total Notes and Debentures Payable                 $      8,674,884
                                                               ================

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

NOTE 5 -  NOTES AND CONVERTIBLE DEBENTURES PAYABLE (Continued)

          Annual maturities of notes and debentures payable are as follows:

            Years Ending
            December 31,
            ------------

                2006                                           $      8,674,884
                2007                                                          -
                2008                                                          -
                2009                                                          -
             Thereafter                                                       -
                                                               ----------------

                                                               $      8,674,884
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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

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

          For the year ended December 31, 2005, the Company did not amortize any of the discounts to interest expense.

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

          During August 2001, the Company issued a convertible debenture for $5,000 in exchange for accrued interest on the $100,000 converted debenture discussed above. The debenture is due August 19, 2006. The debentures accrue interest at 12% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.50 per share. The debentures also carry warrants to purchase 6,667 shares of the Company's common stock at a price of $1.25 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $-0- at December 31, 2005 and 2004.

          During August 2001, the Company issued two amended convertible debentures for the two remaining $100,000 debentures discussed above. The amended debentures are due August 1, 2004. The amended debentures accrue interest at 12% per annum. The holders of the debentures retain the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.50 per share. The debentures also carry warrants to purchase 133,333 shares of the Company's common stock at a price of $0.75 per

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

NOTE 5 -  NOTES AND CONVERTIBLE DEBENTURES PAYABLE (Continued)

          share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended convertible debentures amounted to $-0- at December 31, 2005 and 2004.

          During August 2001, the Company issued two convertible debentures for $12,000 each in exchange for accrued interest on the remaining two $100,000 debentures discussed above. The debentures are due August 19, 2006. The debentures accrue interest at 12% per annum. The holders of the debentures retain the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.50 per share. The debentures also carry warrants to purchase 16,000 shares of the Company's common stock at a price of $1.25 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $-0- at December 31, 2005 and 2004.

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

          During August 2001, the Company issued an amended convertible debenture for the $350,000 debenture discussed above. The amended debenture is due August 1, 2004. The amended debentures accrue interest at 12% per annum. The holders of the debentures retain the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.50 per share. The debentures also carry warrants to purchase 466,667 shares of the Company's common stock at a price of $0.75 per share. The warrants are exercisable immediately valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $-0- at December 31, 2005 and 2004.

          During August 2001,  the Company  issued a  convertible  debenture for
          $42,000 in exchange for accrued interest on the $350,000 debenture discussed above. The debenture is due August 19, 2006. The debenture accrues interest at 12% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.50 per share. The debenture also carry's warrants to purchase 56,000 shares of the Company's common stock at a price of $1.25 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $-0- at December 31, 2005 and 2004.

          During August 2001, the Company issued a convertible debenture for $200,000 in exchange for cash. The debenture is due August 19, 2006. The debenture accrues interest at 12% per annum. The holder of the debenture retains the option to convert for a period of five years any

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

NOTE 5 -  NOTES AND CONVERTIBLE DEBENTURES PAYABLE (Continued)

          portion of the debt into the Company's restricted common stock at a price of $1.50 per share. The debentures also carry warrants to purchase 266,667 shares of the Company's common stock at a price of $1.25 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $-0- at December 31, 2005 and 2004.

          During August 2001, the Company issued a convertible debenture for $100,000 in exchange for cash. The debenture is due August 22, 2006. The debenture accrues interest at 12% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.50 per share. The debentures also carry warrants to purchase 133,333 shares of the Company's common stock at a price of $1.25 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $-0- at December 31, 2005 and 2004.

          During September 2001, the Company issued a convertible debenture for $100,000 in exchange for cash. The debenture is due September 14, 2006. The debenture accrues interest at 12% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.00 per share. The debentures also carry warrants to purchase 300,000 shares of the Company's common stock at a price of $1.00 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $-0- at December 31, 2005 and 2004.

          During October 2001, the Company issued a convertible debenture for $100,000 in exchange for cash. The debenture is due October 29, 2006. The debenture accrues interest at 12% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.00 per share. The debentures also carry warrants to purchase 300,000 shares of the Company's common stock at a price of $1.00 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $-0- at December 31, 2005 and 2004.

          During November 2001, the Company issued a convertible debenture for $100,000 in exchange for cash. The debenture is due November 16, 2006. The debenture accrues interest at 12% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.00 per share. The debentures also carry warrants to purchase 300,000 shares of the Company's common stock at a price of $1.00 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $-0- at December 31, 2005 and 2004.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

NOTE 5 -  NOTES AND CONVERTIBLE DEBENTURES PAYABLE (Continued)

          During November 2001, the Company issued a convertible debenture for $500,000 in exchange for cash. The debenture is due November 29, 2006. The debenture accrues interest at 6% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt and accrued interest into the Company's restricted common stock at a price equal to 120% of the closing bid price of the Company's common stock as of the issue date of the debenture, or an amount equal to 80% of the lowest closing bid price of the Company's common for the five trading days immediately preceding the conversion date. Interest expense associated with the amended debenture amounted to $-0- at December 31, 2005 and 2004.

          During December 2001, the Company issued a convertible debenture for $100,000 in exchange for cash. The debenture is due December 18, 2006. The debenture accrues interest at 12% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.00 per share. The debentures also carry warrants to purchase 300,000 shares of the Company's common stock at a price of $1.00 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $-0- at December 31, 2005 and 2004.

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

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

          During the quarter ending December 31, 2002, the Company received $100,000 from the issuance of notes and advances pursuant to a debtor-in-possession financing facility, approved pursuant to an order by the United States Bankruptcy Court for the Southern District of New York. The applicable interest rate was 15%. Interest expense for the years ended December 31, 2005 and 2004, was $15,208 and $15,250, respectively.

          During the quarter ending March 31, 2003, the Company received $116,818 from the issuance of notes and advances pursuant to a debtor-in-possession financing facility, approved pursuant to an order by the United States Bankruptcy Court for the Southern District of New York. The applicable interest rate was 15%. Interest expense for the years ended December 31, 2005 and 2004, was $17,766 and $17,815, respectively.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

NOTE 5 -  NOTES AND CONVERTIBLE DEBENTURES PAYABLE (Continued)

          During the quarter ending June 30, 2003, the Company received $20,000 from the issuance of notes and advances pursuant to a debtor-in-possession financing facility, approved pursuant to an order by the United States Bankruptcy Court for the Southern District of New York. The applicable interest rate was 15%. Interest expense for the years ended December 31, 2005 and 2004, was $3,042 and $3,050, respectively.

NOTE 6 -  ACCRUED EXPENSES

          The Company's accrued expenses are comprised of the following items as of December 31, 2005:

            Accrued payroll taxes payable                      $         60,266
            Accrued interest payable - payroll                           52,717
            Accrued payroll tax penalty                                  98,845
            Accrued taxes payable                                       276,773
            Accrued payroll payable                                   2,103,656
            Aquamax/Keeran license fee payable                        3,600,000
            Accrued STM license fee payable                           2,000,000
            Due to third parties                                         35,550
            Accrued legal settlement - Mchargue                          66,683
            Accrued interest payable                                  1,466,464
            Accrued contingency for additional post
               petition claims                                          222,411
                                                               ----------------

                  Total                                        $      9,983,365
                                                               ================

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

          The Company has incurred losses from its inception through December 31, 2005 of approximately $57,195,585. The Company does not have an established source of funds sufficient to cover its operating costs, has a substantial working capital deficit and has relied exclusively on debt and equity financing, accordingly, there is substantial doubt about its ability to continue as a going concern.

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

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

NOTE 8 -  DILUTIVE INSTRUMENTS

          a. Stock Options

          The Company had outstanding stock options to purchase 87,132 shares of the Company's common stock to non-employees as of December 31, 2005. These options expire in January 2012.

          The following table summarizes information about employee stock options outstanding at December 31, 2005:

              Number of       Weighted
               Options         Average        Weighted         Number of
             Outstanding      Remaining       Average      Exercisable at
Exercise     December 31,     Contractual     Exercise       December 31,
  Price          2005            Life           Price            2005
---------    ------------    ------------    ----------    --------------

$    1.00       3,007,456         6 years    $     1.00         3,007,456
$    0.05         387,694       6.5 years    $     0.05           387,694

          Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under such plan consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation," the Company's net income
          (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                      For the Years Ended
                                                          December 31,
                                                -------------------------------
                                                    2005              2004
                                                --------------   --------------

Net income (loss) as reported                   $      676,242   $      (62,509)
Proforma                                               676,242          (62,509)
Basic and diluted income (loss)
   per share as reported                                  0.01            (0.00)
Pro forma                                                 0.01            (0.00)

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2005

NOTE 8 -  DILUTIVE INSTRUMENTS (Continued)

          There were no stock options granted during the year ended December 31, 2005.

          b. Warrants

          A summary of the Company's outstanding warrants as of December 31, 2005, and changes during the year then ended is presented below:

                                                                    Weighted
                                                                     Average
                                                                    Exercise
                                                     Shares           Price
                                                 -------------   --------------
Outstanding, December 31, 2004                       8,264,613   $         0.85

Granted                                                      -                -
Expired/Cancelled                                     (100,000)           (1.10)
Exercised                                                    -                -
                                                 -------------   --------------

Outstanding, December 31, 2005                       8,164,613   $         0.85
                                                 =============   ==============

Exercisable, December 31, 2005                       8,164,613   $         0.85
                                                 =============   ==============

                                 Outstanding                            Exercisable
                 --------------------------------------------  -----------------------------
                                   Weighted
                      Number        Average       Weighted         Number         Weighted
                   Outstanding     Remaining       Average      Exercisable        Average
    Range of       at December    Contractual     Exercise      at December       Exercise
Exercise Prices     31, 2005         Life           Price         31, 2005         Price
---------------  --------------  -------------  -------------  --------------  -------------
$          1.50         120,000           0.49  $        1.50         120,000  $        1.50
      0.90-1.00       4,739,668           0.99           0.97       4,739,668           0.97
      0.50-0.70       3,304,945           1.01           0.65       3,304,945           0.65
---------------  --------------  -------------  -------------  --------------  -------------

$     0.50-1.50       8,164,613           0.97  $        0.85       8,164,613  $        0.85
===============  ==============  =============  =============  ==============  =============

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2005

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2005

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2005

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2005

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2005

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2005

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2005

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2005

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2005

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2005

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

NOTE 16 - SUBSEQUENT EVENT

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

The Company currently has no directors or executive officers and did not have any during 2005.

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

The Company is unaware of the failure of any of its greater than ten percent beneficial owners to comply with any filing requirements under Section 16(a) during the year ended December 31, 2005.

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

Item 10. Executive Compensation.

The Company currently has no directors or executive officers and did not have any during 2005.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information as of December 31, 2005 with respect to the beneficial ownership of Common Stock by all persons known by the Company to beneficially own more than 5% of its outstanding common stock (each, a "5% Owner"). Except as noted below, each shareholder exercises sole voting and investment power with respect to the shares beneficially owned.

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
20250 Edgewood Farm Lane
Purcellville, VA 20132

(1) Applicable percentage of ownership is based on 56,182,746 shares of common stock outstanding as of December 31, 2005, together with applicable options for each shareholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days from December 31, 2005 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Further, shareholdings are based on the information included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 and/or a shareholder listing obtained from the Company's transfer agent.

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

Item 14. Principal Accountant Fees and Services.

The Company did not have any independent auditors during 2005, as its prior auditors, H.J. & Associates, LLC, resigned on April 30, 2003. The Company's independent auditors, Pritchett, Siler & Hardy, P.C., were engaged on November 28, 2006. No fees were paid to the auditors during calendar years 2005 and 2004. The Company expects to use the auditors solely or primarily for the auditing of the Company's consolidated financial statements and the quarterly reviews of interim financial statements (the "Reviews"), including advice on audit and accounting matters that arose during or as a result of the audit or the Reviews and for services in connection with SEC filings. The provision of any additional services by the independent auditors must be approved by the Bankruptcy Court. On November 8, 2006, the Company engaged H.J. & Associates, LLC as the Company's accountants, including to assist in the preparation of the Company's financial statements and to prepare the Company's federal and state income tax returns.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Ocean Power Corporation

By:  /s/ MICHAEL HOPPER                                 Dated: January 31, 2008
     --------------------------------------
     Michael Hopper, Authorized Signatory

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