Form 10QSB
period 2006-03-31
OCEAN POWER CORP
filed 2008-02-01
CIK 1102423

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2006

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

             56,182,746 shares outstanding as of October [___], 2007

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

                                 March 31, 2006

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheet


                                     ASSETS
                                     ------

                                                                     March 31,
                                                                       2006
                                                                   ------------
                                                                    (Unaudited)

CURRENT ASSETS

   Cash - restricted                                               $    651,552
                                                                   ------------

     Total Current Assets                                               651,552
                                                                   ------------

EQUIPMENT, NET                                                               --
                                                                   ------------

TOTAL ASSETS                                                       $    651,552
                                                                   ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

   Accounts payable                                                $  2,456,108
   Accrued expenses                                                   9,992,245
   Notes payable - related parties                                    1,033,469
   Notes and convertible debentures payable - current portion         8,674,884
                                                                   ------------

     Total Current Liabilities                                       22,156,706
                                                                   ------------

     Total Liabilities                                               22,156,706
                                                                   ------------
STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 20,000,000 shares authorized of
    $0.001 par value; no shares outstanding                                  --
   Common stock: 500,000,000 shares authorized of
    $0.01 par value; 56,182,746 shares issued
    and outstanding                                                     561,827
   Additional paid-in capital                                        35,169,137
   Deficit accumulated during the development stage                 (57,236,118)
                                                                   ------------

     Total Stockholders' Equity (Deficit)                           (21,505,154)
                                                                   ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                                    $    651,552
                                                                   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Operations (Unaudited)


                                                                           From
                                                For the                Inception on
                                           Three Months Ended            March 26,
                                                March 31,              1992 Through
                                       ----------------------------      March 31,
                                           2006            2005            2006
                                       ------------    ------------    ------------
REVENUES                               $         --    $         --    $         --
                                       ------------    ------------    ------------
EXPENSES

   General and administrative                33,806          14,581         497,562
   Depreciation and amortization                 --              --          15,964
                                       ------------    ------------    ------------

     Total Expenses                          33,806          14,581         513,526
                                       ------------    ------------    ------------

     LOSS FROM OPERATIONS                   (33,806)        (14,581)       (513,526)
                                       ------------    ------------    ------------
OTHER INCOME (EXPENSE)

   Interest income                            2,154              27           2,586
   Gain (loss) on sale of assets                 --              --       2,496,986
   Interest expense                          (8,881)         (8,880)     (8,913,785)
                                       ------------    ------------    ------------

     Total Other Income (Expense)            (6,727)         (8,853)     (6,414,213)
                                       ------------    ------------    ------------
INCOME (LOSS) BEFORE
 INCOME TAXES                               (40,533)        (23,434)     (6,927,739)

   Income tax expense                            --              --         116,083
                                       ------------    ------------    ------------
INCOME (LOSS) BEFORE
 DISCONTINUED OPERATIONS                    (40,533)        (23,434)     (7,043,822)

   (Loss) from discontinued
    operations                                   --              --     (50,192,296)
                                       ------------    ------------    ------------

NET INCOME (LOSS)                      $    (40,533)   $    (23,434)   $(57,236,118)
                                       ============    ============    ============

BASIC AND DILUTED LOSS PER
 SHARE

   Income (loss) before discontinued
    operations                         $      (0.00)   $      (0.00)
   Discontinued operations                     0.00            0.00
                                       ------------    ------------
     Net loss                          $      (0.00)   $      (0.00)
                                       ============    ============
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                   56,182,746      56,182,746
                                       ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)


                                                                                                      Deferred        Deficit
                                                                                                     Consulting     Accumulated
                                               Common Stock           Additional         Other         Expense      During the
                                       ----------------------------     Paid-In      Comprehensive    and Asset     Development
                                          Shares          Amount        Capital       Income (Loss)  Acquisition       Stage
                                       -------------   ------------   ------------   ------------   ------------   ------------
Balance, December 31, 2005                56,182,746        561,827     35,169,137             --             --    (57,195,585)

Net income for the three months ended
March 31, 2006 (Unaudited)                        --             --             --             --             --        (40,533)
                                       -------------   ------------   ------------   ------------   ------------   ------------

Balance, March 31, 2006 (Unaudited)       56,182,746   $    561,827   $ 35,169,137   $         --   $         --   $(57,236,118)
                                       =============   ============   ============   ============   ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Unaudited)


                                                                                                   From
                                                                                               Inception on
                                                                For the Three Months Ended       March 26,
                                                                          March 31,            1992 Through
                                                               ----------------------------      March 31,
                                                                   2006            2005            2006
                                                               ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                           $    (40,533)   $    (23,434)   $(57,236,118)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
     Depreciation and amortization                                       --              --       2,820,779
     Deferred consulting expense                                         --              --       2,486,798
     Value of common stock, warrants, options
      and discounts on equity instruments issued
      for services                                                       --              --       7,962,847
     Loss on sale of assets                                              --              --         387,649
     Amortization of debenture discount and debt issue costs             --              --       4,628,538
     Gain on disposition of debt and write off of subsidiary             --              --      (6,085,539)
     Gain on sale of assets                                              --              --      (2,496,986)
     Impairment loss                                                     --              --      12,302,123
   Change in operating asset and liability accounts,
    net of amounts acquired in business combination:
     (Increase) decrease in advances to employees,
      prepaid expenses, deposits and debt offering costs                 --              --      (5,772,221)
     Increase (decrease) in accounts payable                         29,135        (180,902)      5,439,773
     Increase (decrease) in accrued expenses                          8,881           8,880      13,766,487
                                                               ------------    ------------    ------------

       Net Cash Used by Operating Activities                         (2,517)       (195,456)    (21,795,870)
                                                               ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES

   Cash lost in discontinued operation                                   --              --          (4,713)
   Payments on license agreement                                         --              --        (400,000)
   Cash acquired in Sigma acquisition                                    --              --         142,254
   Proceeds from sale of assets                                     650,000              --         853,501
   Purchase of fixed assets                                              --              --      (1,164,570)
   Equipment procurement costs                                           --              --        (564,110)
                                                               ------------    ------------    ------------

       Net Cash Provided (Used) by Investing Activities             650,000              --      (1,137,638)
                                                               ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from notes payable                                           --              --       4,951,818
   Repayment of related party notes payable                              --              --      (1,640,226)
   Repayment of notes payable                                            --              --      (1,519,062)
   Loans from related parties                                            --              --       7,462,787
   Issuance of convertible debentures                                    --              --       3,100,000
   Common stock issued for cash                                          --              --      11,256,032
   Stock offering costs                                                  --              --         (26,289)
                                                               ------------    ------------    ------------

       Net Cash Provided by Financing Activities                         --              --      23,585,060
                                                               ------------    ------------    ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
          Consolidated Statements of Cash Flows (Unaudited) (Continued)


                                                                                                   From
                                                                                               Inception on
                                                                For the Three Months Ended       March 26,
                                                                         March 31,             1992 Through
                                                               ----------------------------      March 31,
                                                                   2006            2005            2006
                                                               ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH                                $    647,483    $   (195,456)   $    651,552

CASH AT BEGINNING OF PERIOD                                           4,069         197,463              --
                                                               ------------    ------------    ------------

CASH AT END OF PERIOD                                          $    651,552    $      2,007    $    651,552
                                                               ============    ============    ============

CASH PAID FOR:

  Interest                                                     $         --    $         --    $     16,488
  Income taxes                                                 $         --    $         --    $         --

NON-CASH FINANCING ACTIVITIES

  Value of common stock, warrants, options and
   discounts on equity instruments issued for services         $         --    $         --    $  7,962,847
  Equity instruments issued for deferred consulting
   expense/asset acquisition                                   $         --    $         --    $    740,000
  Common stock issued for recapitalization                     $         --    $         --    $  2,761,773
  Common stock issued for conversion of debt                   $         --    $         --    $  2,963,511
  Acquisition of licenses through license agreement
   Payable                                                     $         --    $         --    $  6,940,000
  Warrants granted in conjunction with debt instruments        $         --    $         --    $  3,261,386

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2006

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

         On December 1, 2002, the Company filed a voluntary petition under Chapter 11 of the bankruptcy code with the United States Bankruptcy Court Southern District of New York. See Note 5 for the discussion regarding the bankruptcy filing.

NOTE 2 - ACCRUED EXPENSES

         The Company's accrued expenses are comprised of the following items:

                                                                    March 31,
                                                                      2006
                                                                  ------------
                                                                   (Unaudited)

         Accrued payroll taxes payable                            $     60,266
         Accrued interest payable - payroll                             52,717
         Accrued payroll tax penalty                                    98,845
         Accrued taxes payable                                         276,773
         Accrued payroll payable                                     2,103,656
         Aquamax/Keeran license fee payable                          3,600,000
         Accrued STM license fee payable                             2,000,000
         Due to third parties                                           35,550
         Accrued legal settlement - Mchargue                            66,683
         Accrued interest payable                                    1,475,344
         Accrued contingency for additional post
          Petition claims                                              222,411
                                                                  ------------

                          Total                                   $  9,992,245
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

         The Company has incurred losses from its inception through March 31, 2006 of approximately $57,236,118. The Company does not have an established source of funds sufficient to cover its operating costs, has a working capital deficit of approximately $21,505,000, has relied exclusively on debt and equity financing. Additionally the Company's wholly-owned subsidiary Sigma was forced into bankruptcy because of non-payment of employee salaries. Accordingly, there is substantial doubt about its ability to continue as a going concern.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2006

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

NOTE 4 - DILUTIVE INSTRUMENTS

         a. Stock Options

         The Company had outstanding stock options to purchase 87,132 shares of the Company's common stock to non-employees as of March 31, 2006. These options expire in January 2012.

         The following table summarizes information about employee stock options outstanding at March 31, 2006:

                          Number of        Weighted
                           Options          Average        Weighted        Number of
                         Outstanding       Remaining       Average      Exercisable at
          Exercise         March 31,      Contractual      Exercise        March 31,
            Price            2006            Life           Price            2006
         ------------    ------------    ------------    ------------    ------------
         $       1.00       3,007,456      5.75 years    $       1.00       3,007,456
         $       0.05         387,694      6.25 years    $       0.05         387,694

         Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under such plan consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation," the Company's net income
         (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                         For the Three Months Ended
                                                                   March 31,
                                                         ----------------------------
                                                             2006            2005
                                                         ------------    ------------
         Net income (loss) as reported                   $    (40,533)   $    (23,434)
         Proforma                                             (40,533)        (23,434)
         Basic and diluted income (loss)
          per share as reported                                 (0.00)          (0.00)
         Pro forma                                              (0.00)          (0.00)

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2006

NOTE 4 - DILUTIVE INSTRUMENTS (Continued)

         There were no stock options granted during the three months ended March 31, 2006.

         b. Warrants

         A summary of the Company's outstanding warrants as of March 31, 2006, and changes during the three months then ended is presented below:

                                                                                           Weighted
                                                                                           Average
                                                                                           Exercise
                                                                            Shares          Price
                                                                         ------------    ------------
         Outstanding, December 31, 2005                                     8,164,613    $       0.85

         Granted                                                                   --              --
         Expired/Cancelled                                                         --              --
         Exercised                                                                 --              --
                                                                         ------------    ------------

         Outstanding, March 31, 2006                                        8,164,613    $       0.85
                                                                         ============    ============

         Exercisable, March 31, 2006                                        8,164,613    $       0.85
                                                                         ============    ============

                                          Outstanding                             Exercisable
                         --------------------------------------------    ----------------------------
                                          Weighted
                            Number         Average        Weighted          Number         Weighted
          Range of       Outstanding      Remaining       Average         Exercisable      Average
          Exercise         at March      Contractual      Exercise         at March        Exercise
           Prices          31, 2006          Life          Price           31, 2006         Price
         -----------     ------------    ------------    ------------    ------------    ------------
         $      1.50          120,000            0.25    $       1.50         120,000    $       1.50
           0.90-1.00        4,739,668            0.75            0.97       4,739,668            0.97
           0.50-0.75        3,304,945            0.74            0.65       3,304,945            0.65
         -----------     ------------    ------------    ------------    ------------    ------------
         $ 0.50-1.50        8,164,613            0.73    $       0.85       8,164,613    $       0.85
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

         The Company has a history of being financed primarily by raising capital through private placements of its stock and/or loans from third parties. The proceeds from the financing have been used to develop the Company's technologies, pursue acquisitions and make strategic alliances and pay operating costs. Over the past twelve months, the Company has endeavored to stem severe cash flow shortages through, among other things, workforce and overhead reductions, and the consolidation of its business operations. Due to persistent cash flow shortages the Company terminated substantially all of its employees. As

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2006

NOTE 5 - BANKRUPTCY (Continued)

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2006

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

NOTE 8 - SUBSEQUENT EVENT

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

Item 2.  Management's Discussion and Analysis of Results of Operations

Readers should refer to the description of the Company's bankruptcy case (the "Bankruptcy Case") described in the Notes to the Financial Statements included in Item 1 of this Form 10-QSB and in the Company's Form 10-KSB for the annual period ended December 31, 2005.

Three Month Periods Ended March 31, 2006 and 2005
-------------------------------------------------

The business of the Company during the quarter ended March 31, 2006 included only its consideration of various plan of reorganization opportunities and incurring administrative expenses in connection with the Bankruptcy Case, e.g., related to legal, accounting and administrative activities. There were no revenue-generating activities. The Company has had no employees since 2003. The administrative activities of the Company are performed by outside consultants and advisors. Direct administrative expenses of the Company totaled $33,806 and $14,581 for the three-month periods ended March 31, 2006 and 2005, respectively. The increase in the current period compared to same period in the prior year is due primarily to legal and consulting fees as the Company attempts to complete and exit bankruptcy.

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

(b) Changes in internal controls.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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