Form 10QSB
period 2006-09-30
OCEAN POWER CORP
filed 2008-02-01
CIK 1102423

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2006

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

                               September 30, 2006

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheet


                                     ASSETS
                                     ------

                                                                  September 30,
                                                                      2006
                                                                  ------------
                                                                   (Unaudited)

CURRENT ASSETS

   Cash - restricted                                              $    654,583
                                                                  ------------

     Total Current Assets                                              654,583
                                                                  ------------

EQUIPMENT, NET                                                              --
                                                                  ------------

TOTAL ASSETS                                                      $    654,583
                                                                  ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

   Accounts payable                                               $  2,506,283
   Accrued expenses                                                 10,010,303
   Notes payable - related parties                                   1,033,469
   Notes and convertible debentures payable - current portion        8,674,884
                                                                  ------------

     Total Current Liabilities                                      22,224,939
                                                                  ------------

     Total Liabilities                                              22,224,939
                                                                  ------------
STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 20,000,000 shares authorized of
    $0.001 par value; no shares outstanding                                 --
   Common stock: 500,000,000 shares authorized of
    $0.01 par value; 56,182,746 shares issued
    and outstanding                                                    561,827
   Additional paid-in capital                                       35,169,137
   Deficit accumulated during the development stage                (57,301,320)
                                                                  ------------

     Total Stockholders' Equity (Deficit)                          (21,570,356)
                                                                  ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                                   $    654,583
                                                                  ============


            The accompanying footnotes are an integral part of these
                       consolidated financial statements


                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Operations (Unaudited)



                                                                                                           From
                                                 For the                        For the                Inception on
                                            Three Months Ended              Nine Months Ended            March 26,
                                               September 30,                   September 30,           1992 Through
                                       ----------------------------    ----------------------------    September 30,
                                           2006            2005            2006            2005            2006
                                       ------------    ------------    ------------    ------------    ------------
REVENUES                               $         --    $         --    $         --    $         --    $         --
                                       ------------    ------------    ------------    ------------    ------------
EXPENSES

   General and administrative                29,763           3,556          88,982          23,866         552,738
   Depreciation and amortization                 --              --              --              --          15,964
                                       ------------    ------------    ------------    ------------    ------------

     Total Expenses                          29,763           3,556          88,982          23,866         568,702
                                       ------------    ------------    ------------    ------------    ------------

     LOSS FROM OPERATIONS                   (29,763)         (3,556)        (88,982)        (23,866)       (568,702)
                                       ------------    ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE)

   Interest income                            4,251               3          10,185              32          10,617
   Gain (loss) on sale of assets                 --              --              --          10,000       2,496,986
   Interest expense                          (9,078)         (9,078)        (26,938)        (26,938)     (8,931,842)
                                       ------------    ------------    ------------    ------------    ------------

     Total Other Income (Expense)            (4,827)         (9,075)        (16,753)        (16,906)     (6,424,239)
                                       ------------    ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE
 INCOME TAXES                               (34,590)        (12,631)       (105,735)        (40,772)     (6,992,941)

   Income tax expense                            --              --              --              --         116,083
                                       ------------    ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE
 DISCONTINUED OPERATIONS                    (34,590)        (12,631)       (105,735)        (40,772)     (7,109,024)

   (Loss) from discontinued
    operations                                   --              --              --              --     (50,192,296)
                                       ------------    ------------    ------------    ------------    ------------

NET INCOME (LOSS)                      $    (34,590)   $    (12,631)   $   (105,735)   $    (40,772)   $(57,301,320)
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
                                       ============    ============    ============    ============

            The accompanying footnotes are an integral part of these
                       consolidated financial statements


                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)


                                                                                                     Deferred         Deficit
                                                                                                    Consulting      Accumulated
                                           Common Stock              Additional         Other         Expense       During the
                                    ----------------------------       Paid-In      Comprehensive    and Asset      Development
                                       Shares          Amount          Capital      Income (Loss)   Acquisition        Stage
                                    ------------    ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2005            56,182,746         561,827      35,169,137              --              --     (57,195,585)

Net income for the nine months
ended September 30, 2006
(Unaudited)                                   --              --              --              --              --        (105,735)
                                    ------------    ------------    ------------    ------------    ------------    ------------
Balance, September 30, 2006
(Unaudited)                           56,182,746    $    561,827    $ 35,169,137    $         --    $         --    $(57,301,320)
                                    ============    ============    ============    ============    ============    ============

            The accompanying footnotes are an integral part of these
                       consolidated financial statements


                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Unaudited)



                                                                                                   From
                                                                                               Inception on
                                                                For the Nine Months Ended        March 26,
                                                                       September 30,           1992 Through
                                                               ----------------------------    September 30,
                                                                   2006            2005            2006
                                                               ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                    $   (105,735)   $    (40,772)   $(57,301,320)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
     Depreciation and amortization                                       --              --       2,820,779
     Deferred consulting expense                                         --              --       2,486,798
     Value of common stock, warrants, options
      and discounts on equity instruments issued
      for services                                                       --              --       7,962,847
     Loss on sale of assets                                              --              --         387,649
     Amortization of debenture discount and debt issue costs             --              --       4,628,538
     Gain on disposition of debt and write off of subsidiary             --              --      (6,085,539)
     Gain on sale of assets                                              --         (10,000)     (2,496,986)
     Impairment loss                                                     --              --      12,302,123
     Bad debt expense                                                    --              --              --
   Change in operating asset and liability accounts,
    net of amounts acquired in business combination:
     (Increase) decrease in advances to employees,
      prepaid expenses, deposits and debt offering costs                 --              --      (5,772,221)
     Increase (decrease) in accounts payable                         79,311        (171,618)      5,489,949
     Increase (decrease) in accrued expenses                         26,938          26,938      13,784,544
                                                               ------------    ------------    ------------

       Net Cash Provided/(Used) by Operating Activities                 514        (195,452)    (21,792,839)
                                                               ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES

   Cash lost in discontinued operation                                   --              --          (4,713)
   Payments on license agreement                                         --              --        (400,000)
   Cash acquired in Sigma acquisition                                    --              --         142,254
   Proceeds from sale of assets                                     650,000          10,000         853,501
   Purchase of fixed assets                                              --              --      (1,164,570)
   Equipment procurement costs                                           --              --        (564,110)
                                                               ------------    ------------    ------------

       Net Cash Provided (Used) by Investing Activities             650,000          10,000      (1,137,638)
                                                               ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from notes payable                                           --              --       4,951,818
   Repayment of related party notes payable                              --              --      (1,640,226)
   Repayment of notes payable                                            --              --      (1,519,062)
   Loans from related parties                                            --              --       7,462,787
   Issuance of convertible debentures                                    --              --       3,100,000
   Common stock issued for cash                                          --              --      11,256,032
   Stock offering costs                                                  --              --         (26,289)
                                                               ------------    ------------    ------------

       Net Cash Provided by Financing Activities                         --              --      23,585,060
                                                               ------------    ------------    ------------

            The accompanying footnotes are an integral part of these
                       consolidated financial statements


                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
          Consolidated Statements of Cash Flows (Unaudited) (Continued)



                                                                                                   From
                                                                                               Inception on
                                                                For the Nine Months Ended        March 26,
                                                                       September 30,           1992 Through
                                                               ----------------------------    September 30,
                                                                   2006            2005            2006
                                                               ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH                                $    650,514    $   (185,452)   $    654,583

CASH AT BEGINNING OF PERIOD                                           4,069         197,463              --
                                                               ------------    ------------    ------------

CASH AT END OF PERIOD                                          $    654,583    $     12,011    $    654,583
                                                               ============    ============    ============

CASH PAID FOR:

  Interest                                                     $         --    $         --    $     16,488
  Income taxes                                                 $         --    $         --    $         --

NON-CASH FINANCING ACTIVITIES

  Value of common stock, warrants, options and
   discounts on equity instruments issued for services         $         --    $         --    $  7,962,847
  Equity instruments issued for deferred consulting
   expense/asset acquisition                                   $         --    $         --    $    740,000
  Common stock issued for recapitalization                     $         --    $         --    $  2,761,773
  Common stock issued for conversion of debt                   $         --    $         --    $  2,963,511
  Acquisition of licenses through license agreement
   Payable                                                     $         --    $         --    $  6,940,000
  Warrants granted in conjunction with debt instruments        $         --    $         --    $  3,261,386

            The accompanying footnotes are an integral part of these
                       consolidated financial statements

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2006

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

         On December 1, 2002, the Company filed a voluntary petition under Chapter 11 of the bankruptcy code with the United States Bankruptcy Court Southern District of New York. See Note 5 for the discussion regarding the bankruptcy filing.

NOTE 2 - ACCRUED EXPENSES

         The Company's accrued expenses are comprised of the following items:

                                                                  September 30,
                                                                      2006
                                                                  ------------
                                                                   (Unaudited)

         Accrued payroll taxes payable                            $     60,266
         Accrued interest payable - payroll                             52,717
         Accrued payroll tax penalty                                    98,845
         Accrued taxes payable                                         276,773
         Accrued payroll payable                                     2,103,656
         Aquamax/Keeran license fee payable                          3,600,000
         Accrued STM license fee payable                             2,000,000
         Due to third parties                                           35,550
         Accrued legal settlement - Mchargue                            66,683
         Accrued interest payable                                    1,493,402
         Accrued contingency for additional post
          petition claims                                              222,411
                                                                  ------------
                          Total                                   $ 10,010,303
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

         The Company has incurred losses from its inception through September 30, 2006 of approximately $57,301,320. The Company does not have an established source of funds sufficient to cover its operating costs, has a working capital deficit of approximately $21,570,000, has relied exclusively on debt and equity financing. Additionally the Company's wholly-owned subsidiary Sigma was forced into bankruptcy because of

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2006

NOTE 3 - GOING CONCERN (Continued)

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

NOTE 4 - DILUTIVE INSTRUMENTS

         a. Stock Options

         The Company had outstanding stock options to purchase 87,132 shares of the Company's common stock to non-employees as of September 30, 2006. These options expire in January 2012.

         The following table summarizes information about employee stock options outstanding at September 30, 2006:

                          Number of        Weighted
                           Options          Average       Weighted          Number of
                         Outstanding       Remaining      Average        Exercisable at
           Exercise      September 30,    Contractual     Exercise        September 30,
            Price            2006            Life          Price              2006
         ------------    ------------    ------------    ------------     -----------
         $       1.00       3,007,456      5.25 years    $       1.00       3,007,456
         $       0.05         387,694      5.75 years    $       0.05         387,694

         Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under such plan consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation," the Company's net income
         (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                          For the Three Months Ended       For the Nine Months Ended
                                                 September 30,                    September 30,
                                         ----------------------------    ----------------------------
                                             2006            2005            2006            2005
                                         ------------    ------------    ------------    ------------
         Net income (loss) as reported   $    (34,590)   $    (12,631)   $   (105,735)   $    (40,772)
         Proforma                             (34,590)        (12,631)       (105,735)        (40,772)
         Basic and diluted income (loss)
          per share as reported                 (0.00)          (0.00)          (0.00)          (0.00)
         Pro forma                              (0.00)          (0.00)          (0.00)          (0.00)

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2006

NOTE 4 - DILUTIVE INSTRUMENTS (Continued)

         There were no stock options granted during the nine months ended September 30, 2006.

         b. Warrants

         A summary of the Company's outstanding warrants as of September 30, 2006, and changes during the nine months then ended is presented below:

                                                                                            Weighted
                                                                                            Average
                                                                                            Exercise
                                                                             Shares          Price
                                                                         ------------    ------------
         Outstanding, December 31, 2005                                     8,164,613    $       0.85

         Granted                                                                   --              --
         Expired/Cancelled                                                   (870,000)          (0.64)
         Exercised                                                                 --              --
                                                                         ------------    ------------

         Outstanding, September 30, 2006                                    7,294,613    $       0.88
                                                                         ============    ============

         Exercisable, September 30, 2006                                    7,294,613    $       0.88
                                                                         ============    ============

                                         Outstanding                            Exercisable
                         --------------------------------------------    ----------------------------
                                          Weighted
                            Number         Average        Weighted          Number
           Range of      Outstanding      Remaining       Average        Exercisable      Weighted
           Exercise      at September    Contractual      Exercise       at September     Exercise
            Prices         30, 2006          Life          Price           30, 2006        Price
         ------------    ------------    ------------    ------------    ------------    ------------
         $       1.00       3,739,669            0.22    $       1.00       3,739,669    $       1.00
                 0.90         999,999            0.31            0.90         999,999            0.90
            0.65-0.70       2,554,945            0.45            0.70       2,554,945            0.70
         ------------    ------------    ------------    ------------    ------------    ------------
          $ 0.65-1.00       7,294,613            0.31    $       0.88       7,294,613    $       0.88
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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2006

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

         In October of 2006, the Company signed a term sheet with Trinad Capital Master Fund Ltd. (the Sponsor) to sponsor a plan of reorganization. Prior to confirmation of the Chapter 11 plan of reorganization, the Sponsor will identify a merger candidate to be merged into the Company. The Sponsor is currently in negotiations with NorthStar Systems International, Inc. as the potential merger candidate. Before the merger can take place, the Company is required to bring all of its financial, tax and SEC filings current from the last filing date of June 30, 2002. Pursuant to orders of the United States Bankruptcy Court

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2006

NOTE 5 - BANKRUPTCY (Continued)

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

Three Month Periods Ended September 30, 2006 and 2005
-----------------------------------------------------

The business of the Company during the quarter ended September 30, 2006 included only its consideration of various plan of reorganization opportunities and incurring administrative expenses in connection with the Bankruptcy Case, e.g., related to legal, accounting and administrative activities. There were no revenue-generating activities. The Company has had no employees since 2003. The administrative activities of the Company are performed by outside consultants and advisors. Direct administrative expenses of the Company totaled $29,763 and $3,556 for the three-month periods ended September 30, 2006 and 2005, respectively. The increase in the current period compared to the same period in the prior year is due primarily to legal and consulting fees as the Company attempts to complete and exit bankruptcy.

Nine Month Periods Ended September 30, 2006 and 2005
----------------------------------------------------

The business of the Company during the nine months ended September 30, 2006 included only its consideration of various plan of reorganization opportunities and incurring administrative expenses in connection with the Bankruptcy Case, e.g., related to legal, accounting and administrative activities. There were no revenue-generating activities. The Company has had no employees since 2003. The administrative activities of the Company are performed by outside consultants and advisors. Direct administrative expenses of the Company totaled $88,982 and $23,866 for the nine-month periods ended September 30, 2006 and 2005, respectively. The increase in the current period compared to the same period in the prior year is due primarily to legal and consulting fees as the Company attempts to complete and exit bankruptcy.

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

(b) Changes in internal controls.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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