Form 10KSB
period 2006-12-31
OCEAN POWER CORP
filed 2008-02-01
CIK 1102423

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Issuer's revenues for its most recent fiscal year: $0

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

2006                                                        High        Low

First Quarter                                            $  0.0040   $ 0.00025

Second Quarter                                              0.0040      0.0005

Third Quarter                                               0.0030      0.0005

Fourth Quarter                                              0.0020      0.0005

2005                                                        High        Low

First Quarter                                            $  0.0020   $ 0.00025

Second Quarter                                              0.0020      0.0004

Third Quarter                                               0.0018      0.0007

Fourth Quarter                                             0.00075     0.00035

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

Results of Operations:

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The business of the Company in 2006 included only its consideration of various plans of reorganization opportunities and incurring administrative expenses in connection with the Bankruptcy Case, e.g., related to legal, accounting and administrative activities. There were no revenue-generating activities. The Company has had no employees since 2003. The administrative activities of the Company were performed by Mr. Michael Hopper, a paid consultant, and outside advisors. Direct administrative expenses of the Company for the year ended December 31, 2006 totaled $212,674, an increase of $166,635, or 362%, compared to $46,039 incurred for the year ended December 31, 2005. The increase is due primarily to legal and consulting fees as the Company attempts to complete and exit bankruptcy. Additionally, there was interest income of $14,595 for the year ended December 31, 2006, as compared to $151 for the year ended December 31, 2005. The increase is due to interest from the Company's bankruptcy counsel's trust funds, which are holding funds from the Water Assets Sale. The Company continued to accrue interest on the DIP financing and accrued $36,016 for the year ended December 31, 2006.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures.

The Company's independent auditors, Pritchett, Siler & Hardy, P.C. have been engaged since November 28, 2006. Since that date, there have been no disagreements with the firm on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

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

                           December 31, 2006 and 2005

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2006

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

Consolidated Statements of Cash Flows ......................................F-15

Notes to the Consolidated Financial Statements .............................F-17

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
OCEAN POWER CORPORATION & SUBSIDIARIES
New York, NY 10022

We have  audited  the  accompanying  consolidated  balance  sheet of Ocean Power
Corporation and Subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2006 and 2005 and from inception on March 26, 1992 through December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Ocean Power Corporation and Subsidiaries for the period from inception on March 26, 1992 through December 31, 2001 were audited by other auditors whose report dated March 22, 2002 expressed an unqualified opinion on those statements and included an explanatory paragraph expressing concern about the ability of the company to continue as a going concern. Our opinion on the consolidated statements of operations, stockholders' equity (deficit) and cash flows for the period from inception on March 26, 1992 through December 31, 2006, insofar as it relates to amounts for prior periods through December 31, 2001, is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ocean Power Corporation and Subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005 and from inception on March 26, 1992 through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

PRITCHETT, SILER & HARDY, P.C.
September 28, 2007
Salt Lake City, Utah

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                     ASSETS
                                     ------

                                                                   December 31,
                                                                       2006
                                                                   ------------
CURRENT ASSETS

   Cash - restricted                                               $    651,295
                                                                   ------------

         Total Current Assets                                           651,295
                                                                   ------------

EQUIPMENT, NET                                                                -
                                                                   ------------

TOTAL ASSETS                                                       $    651,295
                                                                   ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

   Accounts payable                                                $  2,598,291
   Accrued expenses                                                  10,020,231
   Notes payable - related parties                                    1,033,469
   Notes and convertible debentures payable - current portion         8,674,884
                                                                   ------------

         Total Current Liabilities                                   22,326,875
                                                                   ------------

         Total Liabilities                                           22,326,875
                                                                   ------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 20,000,000 shares authorized of
      $0.001 par value; no shares outstanding                                 -
   Common stock: 500,000,000 shares authorized of
      $0.01 par value; 56,182,746 shares issued
      and outstanding                                                   561,827
   Additional paid-in capital                                        35,169,137
   Deficit accumulated during the development stage                 (57,406,544)
                                                                   ------------

         Total Stockholders' Equity (Deficit)                       (21,675,580)
                                                                   ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
            (DEFICIT)                                              $    651,295
                                                                   ============

   The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                                    From
                                                                                Inception on
                                                 For the Years Ended              March 26,
                                                    December 31,                1992 Through
                                          ----------------------------------    December 31,
                                                2006              2005              2006
                                          ---------------   ----------------   --------------
REVENUES                                  $             -   $              -   $            -
                                          ---------------   ----------------   --------------

EXPENSES

      General and administrative                  212,674             46,039          676,430
      Depreciation and amortization                     -                  -           15,964
                                          ---------------   ----------------   --------------

            Total Expenses                        212,674             46,039          692,394
                                          ---------------   ----------------   --------------

            LOSS FROM OPERATIONS                 (212,674)           (46,039)        (692,394)
                                          ---------------   ----------------   --------------

OTHER INCOME (EXPENSE)

      Interest income                              14,595                151           15,027
      Gain (loss) on sale of assets                     -            760,000        2,496,986
      Gain on settlement of debt                   23,936                  -           23,936
      Interest expense                            (36,016)           (36,016)      (8,940,920)
                                          ---------------   ----------------   --------------

            Total Other Income (Expense)            2,515            724,135       (6,404,971)
                                          ---------------   ----------------   --------------

INCOME (LOSS) BEFORE
   INCOME TAXES                                  (210,159)           678,096       (7,097,365)

      Income tax expense                              800              1,854          116,883
                                          ---------------   ----------------   --------------

INCOME (LOSS) BEFORE
   DISCONTINUED OPERATIONS                       (210,959)           676,242       (7,214,248)

      (Loss) from discontinued
         operations                                     -                  -      (50,192,296)
                                          ---------------   ----------------   --------------

NET INCOME (LOSS)                         $      (210,959)  $        676,242   $  (57,406,544)
                                          ===============   ================   ==============

BASIC AND DILUTED INCOME (LOSS) PER
   SHARE

      Income (loss) before discontinued
         operations                       $         (0.00)  $           0.01
      Discontinued operations                        0.00               0.00
                                          ---------------   ----------------

            Net income (loss)             $         (0.00)  $           0.01
                                          ===============   ================

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING                       56,182,746         56,182,746
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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                       Deferred         Deficit
                                                                                                     Compensation     Accumulated
                                               Common Stock            Additional        Other           and           During the
                                       ----------------------------     Paid-In      Comprehensive   Consulting       Development
                                          Shares          Amount        Capital          Income         Expense          Stage
                                       -------------  -------------   ------------   --------------  --------------  --------------
Balance Forward                           21,883,262  $     218,832   $    (25,221)  $            -  $            -      (5,224,330)

May 5, 1999, common stock issued for
   cash, 16,008 shares to a vendor
   and 16,008 shares to a
   consultant, at $0.003 per share            32,016            320           (228)               -               -               -

May 7, 1999, common stock
   issued for cash to a landlord
   at $0.003 per share                           348              3             (2)               -               -               -

May 7, 1999, common stock
   issued to an employee for salary at
   $0.003 per share                        2,610,000         26,100        (18,600)               -               -               -

May 13, 1999, common stock
   issued for cash to a consultant
   at $0.003 per share                       139,200          1,392           (992)               -               -               -

May 19, 1999, common stock issued for
   cash, 24,360 shares to a lender
   and 348,000 shares to a
   consultant at $0.003 per share            372,360          3,724         (2,654)               -               -               -

June 17, 1999, common stock
   issued for cash to a vendor at
   $0.003 per share                            6,960             70            (50)               -               -               -

Recapitalization (Note 1)                  6,291,450         62,915      2,698,858                -               -               -

June 23, 1999, options issued
   below market value                              -              -         14,097                -               -               -

July 12, 1999, options issued
   below market value                              -              -         62,561                -               -               -

July 15, 1999, common stock
   issued for cash at $5.00 per
   share for exercise of options              10,000            100         49,900                -               -               -

July 15, 1999, common stock
   issued for services at $7.80
   per share                                  15,000            150        116,850                -               -               -

July 26, 1999, common stock
   issued for cash at $5.00 per
   share for exercise of options              10,000            100         49,900                -               -               -

August 12, 1999, common stock
   issued for loan consideration at
   $2.50 per share                           100,000          1,000        249,000                -               -               -
                                       -------------  -------------   ------------   --------------  --------------  --------------

Balance Forward                           31,470,596  $     314,706   $  3,193,419   $            -  $            -  $   (5,224,330)
                                       -------------  -------------   ------------   --------------  --------------  --------------

   The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                        Deferred         Deficit
                                                                                                      Compensation     Accumulated
                                              Common Stock             Additional        Other            and            During the
                                      -----------------------------     Paid-In      Comprehensive     Consulting      Development
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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                       Deferred          Deficit
                                                                                                     Compensation      Accumulated
                                              Common Stock            Additional       Other             and            During the
                                      ----------------------------     Paid-In     Comprehensive      Consulting       Development
                                         Shares          Amount        Capital         Income           Expense           Stage
                                      -------------  -------------   ------------  --------------   --------------   --------------
Balance forward                          56,182,746  $     561,827   $ 35,155,326  $      334,549   $     (875,128)  $  (37,510,434)

Options granted to employees below
   market                                         -              -          5,815               -                -                -

Options granted for consulting
   services                                       -              -          7,996               -                -                -

Deferred consulting expensed                      -              -              -               -          875,128                -

Currency translations adjustment                  -              -              -        (334,549)               -                -

Net loss for the year ended,
   December 31, 2002                              -              -              -               -                -      (21,480,828)
                                      -------------  -------------   ------------  --------------   --------------   --------------

Balance, December 31, 2002               56,182,746        561,827     35,169,137               -                -      (58,991,262)

Net income for the year ended,
   December 31, 2003                              -              -              -               -                -        1,181,944
                                      -------------  -------------   ------------  --------------   --------------   --------------

Balance, December 31, 2003               56,182,746        561,827     35,169,137               -                -      (57,809,318)

Net loss for the year ended,
   December 31, 2004                              -              -              -               -                -          (62,509)
                                      -------------  -------------   ------------  --------------   --------------   --------------

Balance, December 31, 2004               56,182,746        561,827     35,169,137               -                -      (57,871,827)

Net income for the year ended,
   December 31, 2005                              -              -              -               -                -          676,242
                                      -------------  -------------   ------------  --------------   --------------   --------------

Balance, December 31, 2005               56,182,746        561,827     35,169,137               -                -      (57,195,585)

Net loss for the year ended,
   December 31, 2006                              -              -              -               -                -         (210,959)
                                      -------------  -------------   ------------  --------------   --------------   --------------

Balance, December 31, 2006               56,182,746  $     561,827   $ 35,169,137  $            -   $            -   $  (57,406,544)
                                      =============  =============   ============  ==============   ==============   ==============

   The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                                     From
                                                                                                 Inception on
                                                                       For the Years Ended         March 26,
                                                                          December 31,           1992 Through
                                                                   ------------   ------------   December 31,
                                                                       2006           2005           2006
                                                                   ------------   ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                        $   (210,959)  $    676,242   $ (57,406,544)
   Adjustments to reconcile net loss to net
      cash used by operating activities:
         Depreciation and amortization                                        -              -       2,820,779
         Deferred consulting expense                                          -              -       2,486,798
         Value of common stock, warrants, options
            and discounts on equity instruments issued
            for services                                                      -              -       7,962,847
         Loss on sale of assets                                               -              -         387,649
         Amortization of debenture discount and debt issue costs              -              -       4,628,538
         Gain on disposition of debt and write off of subsidiary        (23,936)             -      (6,109,475)
         Gain on sale of assets                                               -       (760,000)     (2,496,986)
         Impairment loss                                                      -              -      12,302,123
   Change in operating asset and liability accounts, net of
      amounts acquired in business combination:
         (Increase) decrease in advances to employees,
            prepaid expenses, deposits and debt offering costs                -              -      (5,772,221)
         Increase (decrease) in accounts payable                        195,255       (258,138)      5,605,893
         Increase (decrease) in accrued expenses                         36,866         38,502      13,794,472
                                                                   ------------   ------------   -------------

               Net Cash Used by Operating Activities                     (2,774)      (303,394)    (21,796,127)
                                                                   ------------   ------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Cash lost in discontinued operation                                        -              -          (4,713)
   Payments on license agreement                                              -              -        (400,000)
   Cash acquired in Sigma acquisition                                         -              -         142,254
   Proceeds from sale of assets                                         650,000        110,000         853,501
   Purchase of fixed assets                                                   -              -      (1,164,570)
   Equipment procurement costs                                                -              -        (564,110)
                                                                   ------------   ------------   -------------

               Net Cash Provided (Used) by Investing Activities         650,000        110,000      (1,137,638)
                                                                   ------------   ------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from notes payable                                                -              -       4,951,818
   Repayment of related party notes payable                                   -              -      (1,640,226)
   Repayment of notes payable                                                 -              -      (1,519,062)
   Loans from related parties                                                 -              -       7,462,787
   Issuance of convertible debentures                                         -              -       3,100,000
   Common stock issued for cash                                               -              -      11,256,032
   Stock offering costs                                                       -              -         (26,289)
                                                                   ------------   ------------   -------------

               Net Cash Provided by Financing Activities                      -              -      23,585,060
                                                                   ------------   ------------   -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)

                                                                                                           From
                                                                                                       Inception on
                                                                    For the Years Ended                  March 26,
                                                                       December 31,                    1992 Through
                                                           --------------------------------------      December 31,
                                                                    2006               2005                2006
                                                           -----------------    -----------------   ------------------
NET INCREASE (DECREASE) IN CASH                            $         647,226    $        (193,394)  $          651,295

CASH AT BEGINNING OF PERIOD                                            4,069              197,463                    -
                                                           -----------------    -----------------   ------------------

CASH AT END OF PERIOD                                      $         651,295    $           4,069   $          651,295
                                                           =================    =================   ==================



CASH PAID FOR:

   Interest                                                $               -    $               -   $           16,488
   Income taxes                                            $               -    $               -   $                -

NON-CASH FINANCING ACTIVITIES

   Value of common stock, warrants, options and
      discounts on equity instruments issued
      for services                                         $               -    $               -   $        7,962,847
   Equity instruments issued for deferred consulting
      expense/asset acquisition                            $               -    $               -   $          740,000
   Common stock issued for recapitalization                $               -    $               -   $        2,761,773
   Common stock issued for conversion of debt              $               -    $               -   $        2,963,511
   Acquisition of licenses through license
      agreement Payable                                    $               -    $               -   $        6,940,000
   Warrants granted in conjunction with debt
      instruments                                          $               -    $               -   $        3,261,386

  The accompanying notes are an integral part of these consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2006

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2006

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2006

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

                                                         For the Years Ended
                                                            December 31,
                                                     ---------------------------
                                                         2006           2005
                                                     ------------   ------------

             Net income (loss) before discontinued
                operations (numerator)               $   (210,959)  $    676,242
             Net loss from discontinued operations
                (numerator)                                     -              -
                                                     ------------   ------------
             Net loss                                    (210,959)       676,242

             Weighted average number of shares
                outstanding (denominator)              56,182,746     56,182,746
                                                     ------------   ------------

             Income (loss) per share                 $      (0.00)  $       0.01
                                                     ============   ============

          c. Provision for Taxes

          The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, using the liability method. The estimated future tax effect of differences between the basis in assets and liabilities for tax and accounting purposes is accounted for as deferred taxes. In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were more likely than not that all, or some portion, of such deferred tax assets would not be realized. A full allowance against deferred tax assets was provided as of December 31, 2006.

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2006

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          c. Provision for Taxes (Continued)

          Net deferred tax assets and liabilities consist of the following components as of December 31, 2006:

                                                     2006
                                               ----------------

          Deferred tax assets:
          NOL carryover                        $     12,034,200
          Accrued expenses                              884,600
          Deferred tax liabilities:
          Depreciation                                        -
          Valuation allowance                       (12,918,800)
                                               ----------------

          Net Deferred Tax Asset               $              -
                                               ================

          The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the year ended December 31, 2006 due to the following:

                                                     2006
                                               ----------------

          Book income                          $        (82,255)
          Loss on disposal of assets                          -
          Meals & entertainment                               -
          State taxes                                      (312)
          Depreciation                                        -
          NOL Carryover                                       -
          Valuation allowance                            82,567
                                               ----------------

                                               $              -
                                               ================

          At December 31, 2006, the Company had net operating loss carryforwards of approximately $30,800,000 that may be offset against future taxable income from the year 2006 through 2026. No tax benefit has been reported in the December 31, 2006 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

          Due to the  change in  ownership  provisions  of the Tax Refort Act of
          1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited to use in future years.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2006


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          d. Cash and Cash Equivalents

          The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

          e. Principles of Consolidation

          The  financial  statements  for the year ended  December  31, 2006 are consolidated with Ocean Power Corporation and its wholly-owned subsidiaries, Integrated Water and Power Corporation, Advanced Power Sources Corporation, Manufacturing Technologies Corporation, SIGMA Elektroteknisk, AS, Ocean Power UK Limited, and PowerCo US, Inc. All significant intercompany accounts and transactions have been eliminated. The subsidiaries were all defunct or dissolved as of December 31, 2006.

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2006

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2006

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2006

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2006

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

          i. Research and Development

          All amounts expended for research and development are charged to expense as incurred. Research and development expense for the years ended December 31, 2006 and 2005, was $-0-.

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2006

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

NOTE 3 -  BUSINESS COMBINATION

          In August 2000, the Company acquired SIGMA Elektroteknisk, AS (SIGMA) by exchanging 1,718,748 shares of its common stock for all of the common stock of SIGMA. The acquisition was accounted for as a purchase in accordance with APB 16, "Business Combinations." The excess of the total acquisition cost over the fair value of the net assets acquired of $6,589,756 was being amortized over 10 years by the straight-line method. Amortization expense amounted to $-0- for the year ended December 31, 2006.

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

NOTE 4 -  NOTES PAYABLE - RELATED PARTIES

          Notes payable - related parties at December 31, 2006 consisted of the following:

            Unsecured note payable to a shareholder bearing
               interest at 10% per annum, all unpaid interest and
               principal due upon demand, secured by personal
               guarantee of officer.                                 $    20,314

            Unsecured note payable to an employee bearing  interest
               at 10% per annum, all unpaid interest and principal
               due upon demand.                                          282,767

            Unsecured note payable to an officer bearing interest
               at 10% per annum, due upon demand.                         53,280
                                                                     -----------

            Balance forward                                          $   356,361
                                                                     -----------

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2006

NOTE 4 -  NOTES PAYABLE - RELATED PARTIES (Continued)

            Balance forward                                          $   356,361

            Unsecured note payable to an employee bearing
               interest at 10% per annum, due upon demand.                40,745

            Unsecured note payable to an employee bearing
               interest at 10% per annum, due upon demand.               193,322

            Unsecured note payable to an employee bearing
               interest at 10% per annum, due upon demand.                61,884

            Unsecured note payable to an employee bearing
               interest at 10% per annum, due upon demand.                90,333

            Unsecured note payable to an employee bearing
               interest at 10% per annum, due upon demand.                52,324

            Unsecured note payable to an employee bearing
               interest at 5% per annum, due on
               November 20, 2004. (In default).                          215,000

            Unsecured note payable to an officer bearing no
               interest, due on demand                                    23,500
                                                                     -----------

            Total Notes Payable - Related Parties                    $ 1,033,469
                                                                     ===========

          Total interest expense to related parties was $-0- for the years ended December 31, 2006 and 2005.

          Annual maturities of notes related parties payable are as follows:

            Years Ending
             December 31,
            -------------

                2007                                                 $ 1,033,469
                2008                                                           -
                2009                                                           -
                2010                                                           -
             Thereafter                                                        -
                                                                     -----------
                                                                     $ 1,033,469
                                                                     ===========

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2006

NOTE 5 -  NOTES AND CONVERTIBLE DEBENTURES PAYABLE

          Notes and debentures payable at December 31, 2006 consist of the following:

            Notes payable to two parties bearing interest
               at 10.5%, collateralized by guarantee of
               the president of the Company, due in full
               by March 5, 2002.                                     $ 1,708,101

            Notes payable to two parties bearing interest
               at 10%, without collateral, convertible
               into the Company's common stock at $4.00
               per share, due in full by April 2, 2003.                  600,000

            Notes payable to eighteen parties bearing
               interest at 10% to 13%, without collateral,
               due in full one year from issue.                        3,755,965

            Post-petition notes payable to three parties
               bearing interest at 15% without collateral,
               due on demand.                                            236,818

            Three (3) convertible debentures payable due
               August to November 2004, bearing interest
               at 12% per annum, uncollateralized, and
               convertible into shares of the Company's
               common stock at $1.50 per share.                          550,000

            Fifteen (15) convertible debentures payable
               due August to December 2006, bearing
               interest at 12% per annum, uncollateralized,
               and convertible into shares of the Company's
               common stock at $1.00 to $1.50 per share.               1,350,000

            Four (4) convertible debentures payable due
               August 2006, bearing interest at 12% per
               annum, uncollateralized and convertible into
               shares of the Company's common stock at
               $1.50 per share.                                           71,000

            Convertible debenture payable to Cornell
               Capital Corporation, due November 30, 2006,
               bearing interest at 6% per annum, convertible
               into shares of common stock at either 120% of
               closing bid price on November 29, 2001 or 80%
               of lowest closing bid price for five trading
               days prior to conversion.                                 403,000
                                                                     -----------

            Total Notes and Debentures Payable                       $ 8,674,884
                                                                     ===========

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2006

NOTE 5 -  NOTES AND CONVERTIBLE DEBENTURES PAYABLE (Continued)

          Annual maturities of notes and debentures payable are as follows:

            Years Ending
            December 31,
            ------------

                2007                                                 $ 8,674,884
                2008                                                           -
                2009                                                           -
                2010                                                           -
            Thereafter                                                         -
                                                                     -----------

                                                                     $ 8,674,884
                                                                     ===========

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2006

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

          For the year ended December 31, 2006, the Company did not amortize any of the discounts to interest expense.

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

          During August 2001, the Company issued a convertible debenture for $5,000 in exchange for accrued interest on the $100,000 converted debenture discussed above. The debenture is due August 19, 2006. The debentures accrue interest at 12% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.50 per share. The debentures also carry warrants to purchase 6,667 shares of the Company's common stock at a price of $1.25 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $-0- at December 31, 2006 and 2005.

          During August 2001, the Company issued two amended convertible debentures for the two remaining $100,000 debentures discussed above. The amended debentures are due August 1, 2004. The amended debentures accrue interest at 12% per annum. The holders of the debentures retain the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.50 per share. The debentures also carry warrants to purchase 133,333 shares of the Company's common stock at a price of $0.75 per

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2006

NOTE 5 -  NOTES AND CONVERTIBLE DEBENTURES PAYABLE (Continued)

          share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended convertible debentures amounted to $-0- at December 31, 2006 and 2005.

          During August 2001, the Company issued two convertible debentures for $12,000 each in exchange for accrued interest on the remaining two $100,000 debentures discussed above. The debentures are due August 19, 2006. The debentures accrue interest at 12% per annum. The holders of the debentures retain the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.50 per share. The debentures also carry warrants to purchase 16,000 shares of the Company's common stock at a price of $1.25 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $-0- at December 31, 2006 and 2005.

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

          During August 2001, the Company issued an amended convertible debenture for the $350,000 debenture discussed above. The amended debenture is due August 1, 2004. The amended debentures accrue interest at 12% per annum. The holders of the debentures retain the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.50 per share. The debentures also carry warrants to purchase 466,667 shares of the Company's common stock at a price of $0.75 per share. The warrants are exercisable immediately valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $-0- at December 31, 2006 and 2005.

          During August 2001,  the Company  issued a  convertible  debenture for
          $42,000 in exchange for accrued interest on the $350,000 debenture discussed above. The debenture is due August 19, 2006. The debenture accrues interest at 12% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.50 per share. The debenture also carry's warrants to purchase 56,000 shares of the Company's common stock at a price of $1.25 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $-0- at December 31, 2006 and 2005.

          During August 2001, the Company issued a convertible debenture for $200,000 in exchange for cash. The debenture is due August 19, 2006. The debenture accrues interest at 12% per annum. The holder of the debenture retains the option to convert for a period of five years any

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2006

NOTE 5 -  NOTES AND CONVERTIBLE DEBENTURES PAYABLE (Continued)

          portion of the debt into the Company's restricted common stock at a price of $1.50 per share. The debentures also carry warrants to purchase 266,667 shares of the Company's common stock at a price of $1.25 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $-0- at December 31, 2006 and 2005.

          During August 2001, the Company issued a convertible debenture for $100,000 in exchange for cash. The debenture is due August 22, 2006. The debenture accrues interest at 12% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.50 per share. The debentures also carry warrants to purchase 133,333 shares of the Company's common stock at a price of $1.25 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $-0- at December 31, 2006 and 2005.

          During September 2001, the Company issued a convertible debenture for $100,000 in exchange for cash. The debenture is due September 14, 2006. The debenture accrues interest at 12% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.00 per share. The debentures also carry warrants to purchase 300,000 shares of the Company's common stock at a price of $1.00 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $-0- at December 31, 2006 and 2005.

          During October 2001, the Company issued a convertible debenture for $100,000 in exchange for cash. The debenture is due October 29, 2006. The debenture accrues interest at 12% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.00 per share. The debentures also carry warrants to purchase 300,000 shares of the Company's common stock at a price of $1.00 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $-0- at December 31, 2006 and 2005.

          During November 2001, the Company issued a convertible debenture for $100,000 in exchange for cash. The debenture is due November 16, 2006. The debenture accrues interest at 12% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.00 per share. The debentures also carry warrants to purchase 300,000 shares of the Company's common stock at a price of $1.00 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $-0- at December 31, 2006 and 2005.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2006

NOTE 5 -  NOTES AND CONVERTIBLE DEBENTURES PAYABLE (Continued)

          During November 2001, the Company issued a convertible debenture for $500,000 in exchange for cash. The debenture is due November 29, 2006. The debenture accrues interest at 6% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt and accrued interest into the Company's restricted common stock at a price equal to 120% of the closing bid price of the Company's common stock as of the issue date of the debenture, or an amount equal to 80% of the lowest closing bid price of the Company's common for the five trading days immediately preceding the conversion date. Interest expense associated with the amended debenture amounted to $-0- at December 31, 2006 and 2005.

          During December 2001, the Company issued a convertible debenture for $100,000 in exchange for cash. The debenture is due December 18, 2006. The debenture accrues interest at 12% per annum. The holder of the debenture retains the option to convert for a period of five years any portion of the debt into the Company's restricted common stock at a price of $1.00 per share. The debentures also carry warrants to purchase 300,000 shares of the Company's common stock at a price of $1.00 per share. The warrants are exercisable immediately and are valid for a period of five years after the date of issuance. Interest expense associated with the amended debenture amounted to $-0- at December 31, 2006 and 2005.

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2006

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

          During the quarter ending December 31, 2002, the Company received $100,000 from the issuance of notes and advances pursuant to a debtor-in-possession financing facility, approved pursuant to an order by the United States Bankruptcy Court for the Southern District of New York. The applicable interest rate was 15%. Interest expense for the years ended December 31, 2006 and 2005, was $15,208 and $15,208, respectively.

          During the quarter ending March 31, 2003, the Company received $116,818 from the issuance of notes and advances pursuant to a debtor-in-possession financing facility, approved pursuant to an order by the United States Bankruptcy Court for the Southern District of New York. The applicable interest rate was 15%. Interest expense for the years ended December 31, 2006 and 2005, was $17,766 and $17,766, respectively.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2006

NOTE 5 -  NOTES AND CONVERTIBLE DEBENTURES PAYABLE (Continued)

          During the quarter ending June 30, 2003, the Company received $20,000 from the issuance of notes and advances pursuant to a debtor-in-possession financing facility, approved pursuant to an order by the United States Bankruptcy Court for the Southern District of New York. The applicable interest rate was 15%. Interest expense for the years ended December 31, 2006 and 2005, was $3,042 and $3,042, respectively.

NOTE 6 -  ACCRUED EXPENSES

          The Company's accrued expenses are comprised of the following items as of December 31, 2006:

          Accrued payroll taxes payable                          $        60,266
          Accrued interest payable - payroll                              52,717
          Accrued payroll tax penalty                                     98,845
          Accrued taxes payable                                          277,624
          Accrued payroll payable                                      2,103,656
          Aquamax/Keeran license fee payable                           3,600,000
          Accrued STM license fee payable                              2,000,000
          Due to third parties                                            35,550
          Accrued legal settlement - Mchargue                             66,683
          Accrued interest payable                                     1,502,479
          Accrued contingency for additional post
             petition claims                                             222,411
                                                                 ---------------

                Total                                            $    10,020,231
                                                                 ===============

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

          The Company has incurred losses from its inception through December 31, 2006 of approximately $57,406,544. The Company does not have an established source of funds sufficient to cover its operating costs, has a substantial working capital deficit and has relied exclusively on debt and equity financing, accordingly, there is substantial doubt about its ability to continue as a going concern.

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2006

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

NOTE 8 -  DILUTIVE INSTRUMENTS

          a. Stock Options

          The Company had outstanding stock options to purchase 87,132 shares of the Company's common stock to non-employees as of December 31, 2006. These options expire in January 2012.

          The following table summarizes information about employee stock options outstanding at December 31, 2006:

                           Number of     Weighted
                            Options       Average     Weighted      Number of
                          Outstanding    Remaining     Average   Exercisable at
              Exercise   December 31,   Contractual   Exercise    December 31,
                Price        2006          Life         Price         2006
              --------   ------------   -----------   --------   --------------

              $   1.00      3,007,456       5 years   $   1.00        3,007,456
              $   0.05        387,694     5.5 years   $   0.05          387,694

          Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under such plan consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation," the Company's net income
          (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                         For the Years Ended
                                                             December 31,
                                                       ----------------------
                                                          2006         2005
                                                       ----------   ---------

              Net income (loss) as reported            $ (210,959)  $ 676,242
              Proforma                                   (210,959)    676,242
              Basic and diluted income (loss)
                 per share as reported                      (0.00)       0.01
              Pro forma                                     (0.00)       0.01

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2006

NOTE 8 -  DILUTIVE INSTRUMENTS (Continued)

          There were no stock options granted during the year ended December 31, 2006.

          b. Warrants

          A summary of the Company's outstanding warrants as of December 31, 2006, and changes during the year then ended is presented below:

                                                              Weighted
                                                               Average
                                                              Exercise
                                                 Shares        Price
                                              ------------   ----------
Outstanding, December 31, 2005                   8,164,613   $     0.85

Granted                                                  -            -
Expired/Cancelled                               (4,609,669)       (0.93)
Exercised                                                -            -
                                              ------------   ----------

Outstanding, December 31, 2006                   3,554,944   $     0.74
                                              ============   ==========

Exercisable, December 31, 2006                   3,554,944   $     0.74
                                              ============   ==========


                               Outstanding                     Exercisable
                  ------------------------------------   ----------------------
                                 Weighted
                    Number        Average     Weighted     Number      Weighted
                  Outstanding    Remaining    Average    Exercisable   Average
   Range of       at December   Contractual   Exercise   at December   Exercise
Exercise Prices    31, 2006        Life         Price      31, 2006     Price
---------------   -----------   -----------   --------   -----------   --------
$          0.90       999,999          0.06   $   0.90       999,999   $   0.90
           0.70     1,785,714          0.17       0.70     1,785,714       0.70
           0.65       769,231          0.27       0.65       769,231       0.65
---------------   -----------   -----------   --------   -----------   --------

$     0.65-0.90     3,554,944          0.17   $   0.74     3,554,944   $   0.74
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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               December 31, 2006

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               December 31, 2006

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2006

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2006

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2006

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               December 31, 2006

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2006

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2006

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2006

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

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               December 31, 2006

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The Company currently has no directors or executive officers and did not have any during 2006.

Mr. Michael Hopper, age 59, has been a paid consultant from February 2003 through the present. The Company retained Mr. Hopper in an administrative role, primarily to liaise with the Company's professional advisors and otherwise assist with the Company's bankruptcy filings, in bringing the Company's audited financial statements up to date, and in bringing all Securities and Exchange Commission ("SEC") filings up to date.

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

The Company is unaware of the failure of any of its greater than ten percent beneficial owners to comply with any filing requirements under Section 16(a) during the year ended December 31, 2006.

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

Item 10. Executive Compensation.

The Company currently has no directors or executive officers and did not have any during 2006.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information as of December 31, 2006 with respect to the beneficial ownership of Common Stock by all persons known by the Company to beneficially own more than 5% of its outstanding common stock (each, a "5% Owner"). Except as noted below, each shareholder exercises sole voting and investment power with respect to the shares beneficially owned.

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
20250 Edgewood Farm Lane
Purcellville, VA 20132

(1) Applicable percentage of ownership is based on 56,182,746 shares of common stock outstanding as of December 31, 2006, together with applicable options for each shareholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days from December 31, 2006 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Further, shareholdings are based on the information included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 and/or a shareholder listing as of December 31, 2006 obtained from the Company's transfer agent.

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

Item 14. Principal Accountant Fees and Services.

The Company's independent auditors, Pritchett, Siler & Hardy, P.C., were engaged on November 28, 2006. No fees were paid to the auditors during calendar years 2006 and 2005. The Company expects to use the auditors solely or primarily for the auditing of the Company's consolidated financial statements and the quarterly reviews of interim financial statements (the "Reviews"), including advice on audit and accounting matters that arose during or as a result of the audit or the Reviews and for services in connection with SEC filings. The provision of any additional services by the independent auditors must be approved by the Bankruptcy Court. On November 8, 2006, the Company engaged H.J. & Associates, LLC as the Company's accountants, including to assist in the preparation of the Company's financial statements and to prepare the Company's federal and state income tax returns.

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