Form 10QSB
period 2007-03-31
OCEAN POWER CORP
filed 2008-02-01
CIK 1102423

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to ____

Commission File Number: 1-5742

                             OCEAN POWER CORPORATION
                 (Name of small business issuer in its charter)

               Delaware                                        94-3350291
    (State or other jurisdiction                            (I.R.S. Employer
   of incorporation or organization)                       Identification No.)

   c/o Halperin Battaglia Raicht, LLP
      555 Madison Avenue, 9th Floor
           New York, New York                                    10022
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

                                 March 31, 2007

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                     ASSETS
                                     ------

                                                                    March 31,
                                                                      2007
                                                                  -------------
                                                                   (Unaudited)

CURRENT ASSETS

   Cash - restricted                                              $     632,106
                                                                  -------------

         Total Current Assets                                           632,106
                                                                  -------------

EQUIPMENT, NET                                                                -
                                                                  -------------

TOTAL ASSETS                                                      $     632,106
                                                                  =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

   Accounts payable                                               $   2,709,469
   Accrued expenses                                                  10,029,112
   Notes payable - related parties                                    1,033,469
   Notes and convertible debentures payable - current portion         8,674,884
                                                                  -------------

         Total Current Liabilities                                   22,446,934
                                                                  -------------

         Total Liabilities                                           22,446,934
                                                                  -------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 20,000,000 shares authorized of
      $0.001 par value; no shares outstanding                                 -
   Common stock: 500,000,000 shares authorized of
      $0.01 par value; 56,182,746 shares issued and outstanding         561,827
   Additional paid-in capital                                        35,169,137
   Deficit accumulated during the development stage                 (57,545,792)
                                                                  -------------

         Total Stockholders' Equity (Deficit)                       (21,814,828)
                                                                  -------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)     $     632,106
                                                                  =============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Operations (Unaudited)

                                                                                         From
                                                                 For the             Inception on
                                                           Three Months Ended          March 26,
                                                                March 31,            1992 Through
                                                     -----------------------------     March 31,
                                                          2007            2006           2007
                                                     -------------   -------------   -------------
REVENUES                                             $           -   $           -   $           -
                                                     -------------   -------------   -------------

EXPENSES

      General and administrative                           134,692          33,806         811,122
      Depreciation and amortization                              -               -          15,964
                                                     -------------   -------------   -------------

         Total Expenses                                    134,692          33,806         827,086
                                                     -------------   -------------   -------------

         LOSS FROM OPERATIONS                             (134,692)        (33,806)       (827,086)
                                                     -------------   -------------   -------------

OTHER INCOME (EXPENSE)

      Interest income                                        4,325           2,154          19,352
      Gain (loss) on sale of assets                              -               -       2,496,986
      Gain on settlement of debt                                 -               -          23,936
      Interest expense                                      (8,881)         (8,881)     (8,949,801)
                                                     -------------   -------------   -------------

         Total Other Income (Expense)                       (4,556)         (6,727)     (6,409,527)
                                                     -------------   -------------   -------------

INCOME (LOSS) BEFORE
   INCOME TAXES                                           (139,248)        (40,533)     (7,236,613)

      Income tax expense                                         -               -         116,883
                                                     -------------   -------------   -------------

INCOME (LOSS) BEFORE
   DISCONTINUED OPERATIONS                                (139,248)        (40,533)     (7,353,496)

      (Loss) from discontinued operations                        -               -     (50,192,296)
                                                     -------------   -------------   -------------

NET INCOME (LOSS)                                    $    (139,248)  $     (40,533)  $ (57,545,792)
                                                     =============   =============   =============

BASIC AND DILUTED LOSS PER SHARE

      Income (loss) before discontinued operations   $       (0.00)  $       (0.00)
      Discontinued operations                                 0.00            0.00
                                                     -------------   -------------

         Net loss                                    $       (0.00)  $       (0.00)
                                                     =============   =============

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING                                56,182,746      56,182,746
                                                     =============   =============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                     Deferred       Deficit
                                                                                                    Consulting    Accumulated
                                              Common Stock           Additional        Other         Expense      During the
                                      ---------------------------     Paid-In      Comprehensive    and Asset     Development
                                         Shares         Amount        Capital      Income (Loss)   Acquisition       Stage
                                      ------------   ------------   ------------   -------------   -----------   -------------
Balance, December 31, 2006              56,182,746        561,827     35,169,137               -             -     (57,406,544)

Net loss for the three months ended
   March 31, 2007 (Unaudited)                    -              -              -               -             -        (139,248)
                                      ------------   ------------   ------------   -------------   -----------   -------------

Balance, March 31, 2007 (Unaudited)     56,182,746   $    561,827   $ 35,169,137   $           -   $         -   $ (57,545,792)
                                      ============   ============   ============   =============   ===========   =============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                                         From
                                                                                                     Inception on
                                                                       For the Three Months Ended      March 26,
                                                                               March 31,             1992 Through
                                                                      ---------------------------      March 31,
                                                                          2007           2006            2007
                                                                      ------------   ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                                  $   (139,248)  $    (40,533)  $ (57,545,792)
   Adjustments to reconcile net loss to net
      cash used by operating activities:
         Depreciation and amortization                                           -              -       2,820,779
         Deferred consulting expense                                             -              -       2,486,798
         Value of common stock, warrants, options
            and discounts on equity instruments issued for services              -              -       7,962,847
         Loss on sale of assets                                                  -              -         387,649
         Amortization of debenture discount and debt issue costs                 -              -       4,628,538
         Gain on disposition of debt and write off of subsidiary                 -              -      (6,109,475)
         Gain on sale of assets                                                  -              -      (2,496,986)
         Impairment loss                                                         -              -      12,302,123
   Change in operating asset and liability accounts, net of amounts acquired in business combination:
         (Increase) decrease in advances to employees,
            prepaid expenses, deposits and debt offering costs                   -              -      (5,772,221)
         Increase (decrease) in accounts payable                           111,178         29,135       5,717,071
         Increase (decrease) in accrued expenses                             8,881          8,881      13,803,353
                                                                      ------------   ------------   -------------

               Net Cash Used by Operating Activities                       (19,189)        (2,517)    (21,815,316)
                                                                      ------------   ------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Cash lost in discontinued operation                                           -              -          (4,713)
   Payments on license agreement                                                 -              -        (400,000)
   Cash acquired in Sigma acquisition                                            -              -         142,254
   Proceeds from sale of assets                                                  -        650,000         853,501
   Purchase of fixed assets                                                      -              -      (1,164,570)
   Equipment procurement costs                                                   -              -        (564,110)
                                                                      ------------   ------------   -------------

               Net Cash Provided (Used) by Investing Activities                  -        650,000      (1,137,638)
                                                                      ------------   ------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from notes payable                                                   -              -       4,951,818
   Repayment of related party notes payable                                      -              -      (1,640,226)
   Repayment of notes payable                                                    -              -      (1,519,062)
   Loans from related parties                                                    -              -       7,462,787
   Issuance of convertible debentures                                            -              -       3,100,000
   Common stock issued for cash                                                  -              -      11,256,032
   Stock offering costs                                                          -              -         (26,289)
                                                                      ------------   ------------   -------------

               Net Cash Provided by Financing Activities                         -              -      23,585,060
                                                                      ------------   ------------   -------------

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
          Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                                                                        From
                                                                                                    Inception on
                                                                      For the Three Months Ended      March 26,
                                                                               March 31,            1992 Through
                                                                      ---------------------------     March 31,
                                                                          2007           2006           2007
                                                                      ------------   ------------   ------------
NET INCREASE (DECREASE) IN CASH                                       $    (19,189)  $    647,483   $    632,106

CASH AT BEGINNING OF PERIOD                                                651,295          4,069              -
                                                                      ------------   ------------   ------------

CASH AT END OF PERIOD                                                 $    632,106   $    651,552   $    632,106
                                                                      ============   ============   ============

CASH PAID FOR:

   Interest                                                           $          -   $          -   $     16,488
   Income taxes                                                       $          -   $          -   $          -

NON-CASH FINANCING ACTIVITIES

   Value of common stock, warrants, options and discounts on
      equity instruments issued for services                          $          -   $          -   $  7,962,847
   Equity instruments issued for deferred consulting
      expense/asset acquisition                                       $          -   $          -   $    740,000
   Common stock issued for recapitalization                           $          -   $          -   $  2,761,773
   Common stock issued for conversion of debt                         $          -   $          -   $  2,963,511
   Acquisition of licenses through license agreement Payable          $          -   $          -   $  6,940,000
   Warrants granted in conjunction with debt instruments              $          -   $          -   $  3,261,386

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                 OCEAN POWER CORPORATION AND SUBSIDIARIES
                       (A Development Stage Company)
           Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2007

NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2006 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

          On December 1, 2002, the Company filed a voluntary petition under Chapter 11 of the bankruptcy code with the United States Bankruptcy Court Southern District of New York. See Note 5 for the discussion regarding the bankruptcy filing.

NOTE 2 -  ACCRUED EXPENSES

          The Company's accrued expenses are comprised of the following items:

                                                                     March 31,
                                                                       2007
                                                                   -------------
                                                                    (Unaudited)

          Accrued payroll taxes payable                            $      60,266
          Accrued interest payable - payroll                              52,717
          Accrued payroll tax penalty                                     98,845
          Accrued taxes payable                                          277,624
          Accrued payroll payable                                      2,103,656
          Aquamax/Keeran license fee payable                           3,600,000
          Accrued STM license fee payable                              2,000,000
          Due to third parties                                            35,550
          Accrued legal settlement - Mchargue                             66,683
          Accrued interest payable                                     1,511,360
          Accrued contingency for additional post
             Petition claims                                             222,411
                                                                   -------------

                Total                                              $  10,029,112
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

          The Company has incurred losses from its inception through March 31, 2007 of approximately $57,545,792. The Company does not have an established source of funds sufficient to cover its operating costs, has a working capital deficit of approximately $21,815,000, has relied exclusively on debt and equity financing. Additionally the Company's wholly-owned subsidiary Sigma was forced into bankruptcy because of non-payment of employee salaries. Accordingly, there is substantial doubt about its ability to continue as a going concern.

                 OCEAN POWER CORPORATION AND SUBSIDIARIES
                       (A Development Stage Company)
           Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2007

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

NOTE 4 -  DILUTIVE INSTRUMENTS

          a. Stock Options

          The Company had outstanding stock options to purchase 87,132 shares of the Company's common stock to non-employees as of March 31, 2007. These options expire in January 2012.

          The following table summarizes information about employee stock options outstanding at March 31, 2007:

                            Number of     Weighted
                             Options       Average     Weighted      Number of
                           Outstanding    Remaining     Average   Exercisable at
                Exercise    March 31,    Contractual   Exercise      March 31,
                  Price       2007          Life         Price         2007
                --------   -----------   -----------   --------   --------------

                $   1.00     3,007,456    4.75 years   $   1.00        3,007,456
                $   0.05       387,694    5.25 years   $   0.05          387,694

          Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under such plan consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation," the Company's net income
          (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                     For the Three Months Ended
                                                               March 31,
                                                     --------------------------
                                                        2007           2006
                                                     -----------   ------------
                                                     (Unaudited)    (Unaudited)

                Net income (loss) as reported        $  (139,248)  $    (40,533)
                Proforma                                (139,248)       (40,533)
                Basic and diluted income (loss)
                   per share as reported                   (0.00)         (0.00)
                Pro forma                                  (0.00)         (0.00)

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2007

NOTE 4 -  DILUTIVE INSTRUMENTS (Continued)

          There were no stock options granted during the three months ended March 31, 2007.

          b. Warrants

          A summary of the Company's outstanding warrants as of March 31, 2007, and changes during the three months then ended is presented below:

                                                                     Weighted
                                                                     Average
                                                                     Exercise
                                                        Shares        Price
                                                     -----------   ------------
Outstanding, December 31, 2006                         3,554,944   $       0.74

Granted                                                        -              -
Expired/Cancelled                                     (2,785,713)         (0.77)
Exercised                                                      -              -
                                                     -----------   ------------

Outstanding, March 31, 2007                              769,231   $       0.65
                                                     ===========   ============

Exercisable, March 31, 2007                              769,231   $       0.65
                                                     ===========   ============

                                Outstanding                    Exercisable
                  ------------------------------------   ----------------------
                                 Weighted
                    Number        Average     Weighted     Number      Weighted
                  Outstanding    Remaining    Average    Exercisable    Average
   Range of        at March     Contractual   Exercise    at March     Exercise
Exercise Prices    31, 2007        Life        Price      31, 2007       Price
---------------   -----------   -----------   --------   -----------   --------
$          0.65       769,231          0.03   $   0.65       769,231   $   0.65
---------------   -----------   -----------   --------   -----------   --------

$          0.65       769,231          0.03   $   0.65       769,231   $   0.65
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

          The Company has a history of being financed primarily by raising capital through private placements of its stock and/or loans from third parties. The proceeds from the financing have been used to develop the Company's technologies, pursue acquisitions and make strategic alliances and pay operating costs. Over the past twelve months, the Company has endeavored to stem severe cash flow shortages through, among other things, workforce and overhead reductions, and the consolidation of its business operations. Due to persistent cash flow shortages the Company terminated substantially all of its employees. As a result of a confluence of events, including a general contraction of available financing from capital markets and the recent bankruptcy in Norway of

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2007

NOTE 5 -  BANKRUPTCY (Continued)

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

          In October of 2006, the Company signed a term sheet with Trinad Capital Master Fund Ltd. (the Sponsor) to sponsor a plan of reorganization. Prior to confirmation of the Chapter 11 plan of reorganization, the Sponsor will identify a merger candidate to be merged into the Company. The Sponsor is currently in negotiations with NorthStar Systems International, Inc. as the potential merger candidate. Before the merger can take place, the Company is required to bring all of its financial, tax and SEC filings current from the last filing date of June 30, 2002. Pursuant to orders of the United States Bankruptcy Court for the Southern District of New York, the Company has engaged

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2007

NOTE 5 -  BANKRUPTCY (Continued)

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

Item 2. Management's Discussion and Analysis of Results of Operations

Readers should refer to the description of the Company's bankruptcy case (the "Bankruptcy Case") described in the Notes to the Financial Statements included in Item 1 of this Form 10-QSB and in the Company's Form 10-KSB for the annual period ended December 31, 2006.

Three Month Periods Ended March 31, 2007 and 2006
-------------------------------------------------

The business of the Company during the quarter ended March 31, 2007 included only its consideration of various plan of reorganization opportunities and incurring administrative expenses in connection with the Bankruptcy Case, e.g., related to legal, accounting and administrative activities. There were no revenue-generating activities. The Company has had no employees since 2003. The administrative activities of the Company are performed by outside consultants and advisors. Direct administrative expenses of the Company totaled $134,692 and $33,806 for the three-month periods ended March 31, 2007 and 2006, respectively. The increase in the current period compared to the same period in the prior year is due primarily to legal, auditing and consulting fees as the Company attempts to complete and exit bankruptcy and bring its filings current with the SEC.

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

(b) Changes in internal controls.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

       /s/ MICHAEL HOPPER
       ----------------------------
Name:  Michael Hopper
Title: Authorized Signatory
Date:  January 31, 2008

                                INDEX TO EXHIBITS

Exhibit                              Description of Exhibit
-------                              ----------------------
Number
-------

31.01 Certification pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes Oxley Act of 2002).**

32.01 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

**        Filed herewith.