Form 10QSB
period 2007-06-30
OCEAN POWER CORP
filed 2008-02-01
CIK 1102423

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

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

                                  June 30, 2007

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                     ASSETS
                                     ------

                                                                    June 30,
                                                                      2007
                                                                  -------------
                                                                   (Unaudited)

CURRENT ASSETS

   Cash - restricted                                              $     629,436
                                                                  -------------

         Total Current Assets                                           629,436
                                                                  -------------

EQUIPMENT, NET                                                                -
                                                                  -------------

TOTAL ASSETS                                                      $     629,436
                                                                  =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

   Accounts payable                                               $   2,825,518
   Accrued expenses                                                  10,038,092
   Notes payable - related parties                                    1,033,469
   Notes and convertible debentures payable - current portion         8,674,884
                                                                  -------------

         Total Current Liabilities                                   22,571,963
                                                                  -------------

         Total Liabilities                                           22,571,963
                                                                  -------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 20,000,000 shares authorized of
      $0.001 par value; no shares outstanding                                 -
   Common stock: 500,000,000 shares authorized of
      $0.01 par value; 56,182,746 shares issued
      and outstanding                                                   561,827
   Additional paid-in capital                                        35,169,137
   Deficit accumulated during the development stage                 (57,673,491)
                                                                  -------------

         Total Stockholders' Equity (Deficit)                       (21,942,527)
                                                                  -------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
            (DEFICIT)                                             $     629,436
                                                                  =============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Operations (Unaudited)

                                                                                                            From
                                                     For the                       For the              Inception on
                                               Three Months Ended              Six Months Ended           March 26,
                                                     June 30,                      June 30,             1992 Through
                                          ---------------------------   ----------------------------      June 30,
                                              2007           2006           2007           2006             2007
                                          ------------   ------------   ------------   -------------   -------------
REVENUES                                  $          -   $          -   $          -   $           -   $           -
                                          ------------   ------------   ------------   -------------   -------------

EXPENSES

      General and administrative               122,987         25,413        257,679          59,219         934,109
      Depreciation and amortization                  -              -              -               -          15,964
                                          ------------   ------------   ------------   -------------   -------------

            Total Expenses                     122,987         25,413        257,679          59,219         950,073
                                          ------------   ------------   ------------   -------------   -------------

            LOSS FROM OPERATIONS              (122,987)       (25,413)      (257,679)        (59,219)       (950,073)
                                          ------------   ------------   ------------   -------------   -------------

OTHER INCOME (EXPENSE)

      Interest income                            4,267          3,780          8,592           5,934          23,619
      Gain (loss) on sale of assets                  -              -              -               -       2,496,986
      Gain on settlement of debt                     -              -              -               -          23,936
      Interest expense                          (8,979)        (8,979)       (17,860)        (17,860)     (8,958,780)
                                          ------------   ------------   ------------   -------------   -------------

            Total Other Income (Expense)        (4,712)        (5,199)        (9,268)        (11,926)     (6,414,239)
                                          ------------   ------------   ------------   -------------   -------------

INCOME (LOSS) BEFORE
   INCOME TAXES                               (127,699)       (30,612)      (266,947)        (71,145)     (7,364,312)

      Income tax expense                             -              -              -               -         116,883
                                          ------------   ------------   ------------   -------------   -------------

INCOME (LOSS) BEFORE
   DISCONTINUED OPERATIONS                    (127,699)       (30,612)      (266,947)        (71,145)     (7,481,195)

      (Loss) from discontinued
         operations                                  -              -              -               -     (50,192,296)
                                          ------------   ------------   ------------   -------------   -------------

NET INCOME (LOSS)                         $   (127,699)  $    (30,612)  $   (266,947)  $     (71,145)  $ (57,673,491)
                                          ============   ============   ============   =============   =============

BASIC AND DILUTED LOSS PER
   SHARE

      Income (loss) before discontinued
         operations                       $      (0.00)  $      (0.00)  $      (0.00)  $       (0.00)
      Discontinued operations                     0.00           0.00           0.00            0.00
                                          ------------   ------------   ------------   -------------

            Net income (loss)             $      (0.00)  $      (0.00)  $      (0.00)  $       (0.00)
                                          ============   ============   ============   =============

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING                    56,182,746     56,182,746     56,182,746      56,182,746
                                          ============   ============   ============   =============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                               Deferred       Deficit
                                                                                              Consulting    Accumulated
                                            Common Stock       Additional        Other         Expense       During the
                                       ---------------------    Paid-In      Comprehensive    and Asset     Development
                                         Shares      Amount     Capital      Income (Loss)    Acquisition      Stage
                                       ----------  ---------  ------------  ---------------  ------------  --------------
Balance, December 31, 2006             56,182,746    561,827    35,169,137                -             -     (57,406,544)

Net income for the six months ended
   June 30, 2007 (Unaudited)                    -          -             -                -             -        (266,947)
                                       ----------  ---------  ------------  ---------------  ------------  --------------

Balance, June 30, 2007 (Unaudited)     56,182,746  $ 561,827  $ 35,169,137  $             -  $          -  $  (57,673,491)
                                       ==========  =========  ============  ===============  ============  ==============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                                    From
                                                                                                Inception on
                                                                  For the Six Months Ended       March 26,
                                                                           June 30,             1992 Through
                                                                  ------------------------        June 30,
                                                                     2007           2006            2007
                                                                  ----------     ---------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                       $ (266,947)    $ (71,145)    $ (57,673,491)
   Adjustments to reconcile net loss to net
      cash used by operating activities:
         Depreciation and amortization                                     -             -         2,820,779
         Deferred consulting expense                                       -             -         2,486,798
         Value of common stock, warrants, options
            and discounts on equity instruments issued
            for services                                                   -             -         7,962,847
         Loss on sale of assets                                            -             -           387,649
         Amortization of debenture discount and debt issue costs           -             -         4,628,538
         Gain on disposition of debt and write off of subsidiary           -             -        (6,109,475)
         Gain on sale of assets                                            -             -        (2,496,986)
         Impairment loss                                                   -             -        12,302,123
   Change in operating asset and liability accounts,
      net of amounts acquired in business combination:
         (Increase) decrease in advances to employees,
            prepaid expenses, deposits and debt offering costs             -             -        (5,772,221)
         Increase (decrease) in accounts payable                     227,228        49,549         5,833,121
         Increase (decrease) in accrued expenses                      17,860        17,860        13,812,332
                                                                  ----------     ---------     -------------

               Net Cash Used by Operating Activities                 (21,859)       (3,736)      (21,817,986)
                                                                  ----------     ---------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Cash lost in discontinued operation                                     -             -            (4,713)
   Payments on license agreement                                           -             -          (400,000)
   Cash acquired in Sigma acquisition                                      -             -           142,254
   Proceeds from sale of assets                                            -       650,000           853,501
   Purchase of fixed assets                                                -             -        (1,164,570)
   Equipment procurement costs                                             -             -          (564,110)
                                                                  ----------     ---------     -------------

               Net Cash Provided (Used) by Investing Activities            -       650,000        (1,137,638)
                                                                  ----------     ---------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from notes payable                                             -             -         4,951,818
   Repayment of related party notes payable                                -             -        (1,640,226)
   Repayment of notes payable                                              -             -        (1,519,062)
   Loans from related parties                                              -             -         7,462,787
   Issuance of convertible debentures                                      -             -         3,100,000
   Common stock issued for cash                                            -             -        11,256,032
   Stock offering costs                                                    -             -           (26,289)
                                                                  ----------     ---------     -------------

               Net Cash Provided by Financing Activities                   -             -        23,585,060
                                                                  ----------     ---------     -------------

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
          Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                                                                   From
                                                                                               Inception on
                                                                  For the Six Months Ended       March 26,
                                                                          June 30,             1992 Through
                                                                  ------------------------        June 30,
                                                                     2007          2006            2007
                                                                  ---------     ----------     -------------
NET INCREASE (DECREASE) IN CASH                                   $ (21,859)    $  646,264     $     629,436

CASH AT BEGINNING OF PERIOD                                         651,295          4,069                 -
                                                                  ---------     ----------     -------------

CASH AT END OF PERIOD                                             $ 629,436     $  650,333     $     629,436
                                                                  =========     ==========     =============

CASH PAID FOR:

   Interest                                                       $       -     $        -     $      16,488
   Income taxes                                                   $       -     $        -     $           -

NON-CASH FINANCING ACTIVITIES

   Value of common stock, warrants, options and
      discounts on equity instruments issued for services         $       -     $        -     $   7,962,847
   Equity instruments issued for deferred consulting
      expense/asset acquisition                                   $       -     $        -     $     740,000
   Common stock issued for recapitalization                       $       -     $        -     $   2,761,773
   Common stock issued for conversion of debt                     $       -     $        -     $   2,963,511
   Acquisition of licenses through license agreement
      Payable                                                     $       -     $        -     $   6,940,000
   Warrants granted in conjunction with debt instruments          $       -     $        -     $   3,261,386

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2007

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

       The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2006 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

       On December 1, 2002, the Company filed a voluntary petition under Chapter 11 of the bankruptcy code with the United States Bankruptcy Court Southern District of New York. See Note 5 for the discussion regarding the bankruptcy filing.

NOTE 2 - ACCRUED EXPENSES

       The Company's accrued expenses are comprised of the following items:

                                                                     June 30,
                                                                       2007
                                                                  --------------
                                                                   (Unaudited)

       Accrued payroll taxes payable                              $       60,266
       Accrued interest payable - payroll                                 52,717
       Accrued payroll tax penalty                                        98,845
       Accrued taxes payable                                             277,624
       Accrued payroll payable                                         2,103,656
       Aquamax/Keeran license fee payable                              3,600,000
       Accrued STM license fee payable                                 2,000,000
       Due to third parties                                               35,550
       Accrued legal settlement - Mchargue                                66,683
       Accrued interest payable                                        1,520,340
       Accrued contingency for additional post
          Petition claims                                                222,411
                                                                  --------------

             Total                                                $   10,038,092
                                                                  ==============

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

       The Company has incurred losses from its inception through June 30, 2007 of approximately $57,673,491. The Company does not have an established source of funds sufficient to cover its operating costs, has a working capital deficit of approximately $21,942,000, has relied exclusively on debt and equity financing. Additionally the Company's wholly-owned subsidiary Sigma was forced into bankruptcy because of non-payment of employee salaries. Accordingly, there is substantial doubt about its ability to continue as a going concern.

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2007

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

NOTE 4 - DILUTIVE INSTRUMENTS

       a. Stock Options

       The Company had outstanding stock options to purchase 87,132 shares of the Company's common stock to non-employees as of June 30, 2007. These options expire in January 2012.

       The following table summarizes information about employee stock options outstanding at June 30, 2006:

                Number of         Weighted
                 Options          Average        Weighted         Number of
               Outstanding       Remaining        Average      Exercisable at
 Exercise        June 30,       Contractual      Exercise         June 30,
  Price            2006            Life           Price            2006
----------    -------------    -------------    ----------    ----------------

$     1.00        3,007,456       4.50 years    $     1.00           3,007,456
$     0.05          387,694       5.00 years    $     0.05             387,694

       Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under such plan consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation," the Company's net income
       (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                       For the Three Months Ended    For the Six Months Ended
                                 June 30,                      June 30,
                       ---------------------------   --------------------------
                            2007           2006          2007           2006
                       ------------   ------------   ------------   -----------
                        (Unaudited)    (Unaudited)    (Unaudited)   (Unaudited)

Net income (loss) as
   reported            $   (127,699)  $    (30,612)  $   (266,947)  $   (71,145)
Proforma                   (127,699)       (30,612)      (266,947)      (71,145)
Basic and diluted
   income (loss) per
   share as reported          (0.00)         (0.00)         (0.00)        (0.00)
Pro forma                     (0.00)         (0.00)         (0.00)        (0.00)

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2007

NOTE 4 - DILUTIVE INSTRUMENTS (Continued)

       There were no stock options granted during the six months ended June 30, 2007.

       b. Warrants

       A summary of the Company's outstanding warrants as of June 30, 2007, and changes during the six months then ended is presented below:

                                                                      Weighted
                                                                       Average
                                                                      Exercise
                                                   Shares              Price
                                                -----------          ----------
          Outstanding, December 31, 2006          3,554,944          $     0.74

          Granted                                         -                   -
          Expired/Cancelled                      (3,554,944)              (0.74)
          Exercised                                       -                   -
                                                -----------          ----------

          Outstanding, June 30, 2007                      -          $        -
                                                ===========          ==========

          Exercisable, June 30, 2007                      -          $        -
                                                ===========          ==========

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

       Simultaneously with filing the Chapter 11 petition, the Company filed an emergency motion to authorize it to obtain loans and advances under a Debtor-In-Possession Loan Agreement with Algonquin Capital Management, L.L.C. in order to continue operations so that the Company could attempt to maximize the value of its assets. The Bankruptcy Court entered an interim order approving the financing on December

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2007

NOTE 5 - BANKRUPTCY (Continued)

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

NOTE 6 - SALE OF ASSETS

       During the six months ending June 30, 2003, the Company filed a motion in the bankruptcy case to approve the proposed sale of substantially all of its assets to Algonquin Capital Management, L.L.C. and Hibernia Capital Management, L.L.C., subject to higher and better offers. By order dated February 6, 2003, the Bankruptcy Court authorized the asset sale agreement with Algonquin Capital Management L.L.C. and Hibernia Capital Management L.L.C. as modified by the Creditor Settlement Agreement and assumption and assignment of certain executory contracts, licenses and intellectual property rights for a credit bid of $2,000,000. As part of the Creditor Settlement Agreement, Algonquin Capital Management L.L.C. and Hibernia Capital Management L.L.C. reconveyed to the bankruptcy estate a 60% ownership in the Water Assets of the Company. The Bill of Sale consummating the sale was signed on February 19, 2003. As a

                    OCEAN POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2007

NOTE 6 - SALE OF ASSETS (Continued)

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

Three Month Periods Ended June 30, 2007 and 2006
------------------------------------------------

The business of the Company during the quarter ended June 30, 2007 included only its consideration of various plan of reorganization opportunities and incurring administrative expenses in connection with the Bankruptcy Case, e.g., related to legal, accounting and administrative activities. There were no revenue-generating activities. The Company has had no employees since 2003. The administrative activities of the Company are performed by outside consultants and advisors. Direct administrative expenses of the Company totaled $122,987 and $25,413 for the three-month periods ended June 30, 2007 and 2006, respectively. The increase in the current period compared to the same period in the prior year is due primarily to legal, auditing and consulting fees as the Company attempts to complete and exit bankruptcy and bring its filings current with the SEC.

Six Month Periods Ended June 30, 2007 and 2006
----------------------------------------------

The business of the Company during the six months ended June 30, 2007 included only its consideration of various plan of reorganization opportunities and incurring administrative expenses in connection with the Bankruptcy Case, e.g., related to legal, accounting and administrative activities. There were no revenue-generating activities. The Company has had no employees since 2003. The administrative activities of the Company are performed by outside consultants and advisors. Direct administrative expenses of the Company totaled $257,679 and $59,219 for the six-month periods ended June 30, 2007 and 2006, respectively. The increase in the current period compared to the same period in the prior year is due primarily to legal, auditing and consulting fees as the Company attempts to complete and exit bankruptcy and bring its filings current with the SEC.

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

(b) Changes in internal controls.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


        /s/ MICHAEL HOPPER
        -----------------------------
Name:   Michael Hopper
Title:  Authorized Signatory
Date:   January 31, 2008

                                INDEX TO EXHIBITS

Exhibit                           Description of Exhibit
Number                            ----------------------
------

31.01 Certification pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes Oxley Act of 2002).**

32.01 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

**        Filed herewith.