Form 10QSB
period 2007-09-30
OCEAN POWER CORP
filed 2008-02-01
CIK 1102423

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

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

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                           OPC LIQUIDATION CORPORATION
               (Formerly Ocean Power Corporation and Subsidiaries)
                          (A Development Stage Company)

                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2007

                           OPC LIQUIDATION CORPORATION
               (Formerly Ocean Power Corporation and Subsidiaries)
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                                                  September 30,
                                                                       2007
                                                                  -------------
                                                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS

   Cash - restricted                                              $     238,322
                                                                  -------------

      Total Current Assets                                              238,322
                                                                  -------------

TOTAL ASSETS                                                      $     238,322
                                                                  =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                               $   2,906,113
   Accrued expenses                                                   9,876,792
   Notes payable - related parties                                    1,033,469
   Notes and convertible debentures payable - current portion         8,438,066
                                                                  -------------

      Total Current Liabilities                                      22,254,440
                                                                  -------------

      Total Liabilities                                              22,254,440
                                                                  -------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 20,000,000 shares authorized of
     $0.001 par value; no shares outstanding                                 --
   Common stock: 500,000,000 shares authorized of
     $0.01 par value; 56,182,746 shares issued
     and outstanding                                                    561,827
   Additional paid-in capital                                        35,169,137
   Deficit accumulated during the development stage                 (57,747,082)
                                                                  -------------

      Total Stockholders' Equity (Deficit)                          (22,016,118)
                                                                  -------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                                  $     238,322
                                                                  =============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                           OPC LIQUIDATION CORPORATION
               (Formerly Ocean Power Corporation and Subsidiaries)
                          (A Development Stage Company)
                Consolidated Statements of Operations (Unaudited)

                                                                                                             From
                                                   For the                         For the              Inception on
                                              Three Months Ended              Nine Months Ended           March 26,
                                                September 30,                   September 30,            1992 Through
                                        -----------------------------   -----------------------------   September 30,
                                             2007            2006            2007            2006            2007
                                        -------------   -------------   -------------   -------------   -------------
REVENUES                                $          --   $          --   $          --   $          --   $          --
                                        -------------   -------------   -------------   -------------   -------------
EXPENSES

   General and administrative                  95,130          29,763         352,809          88,982       1,029,239
   Depreciation and amortization                   --              --              --              --          15,964
                                        -------------   -------------   -------------   -------------   -------------

      Total Expenses                           95,130          29,763         352,809          88,982       1,045,203
                                        -------------   -------------   -------------   -------------   -------------

      LOSS FROM OPERATIONS                    (95,130)        (29,763)       (352,809)        (88,982)     (1,045,203)
                                        -------------   -------------   -------------   -------------   -------------

OTHER INCOME (EXPENSE)

   Interest income                              3,422           4,251          12,014          10,185          27,041
   Gain (loss) on sale of assets                   --              --              --              --       2,496,986
   Gain on settlement of debt                  21,768              --          21.768              --          45,704
   Interest expense                            (3,651)         (9,078)        (21,511)        (26,938)     (8,962,431)
                                        -------------   -------------   -------------   -------------   -------------

      Total Other Income (Expense)             21,539          (4,827)         12,271         (16,753)     (6,392,700)
                                        -------------   -------------   -------------   -------------   -------------

INCOME (LOSS) BEFORE
  INCOME TAXES                                (73,591)        (34,590)       (340,538)       (105,735)     (7,437,903)

   Income tax expense                              --              --              --              --         116,883
                                        -------------   -------------   -------------   -------------   -------------

INCOME (LOSS) BEFORE
  DISCONTINUED OPERATIONS                     (73,591)        (34,590)       (340,538)       (105,735)     (7,554,786)

   (Loss) from discontinued
     operations                                    --              --              --              --     (50,192,296)
                                        -------------   -------------   -------------   -------------   -------------

NET INCOME (LOSS)                       $     (73,591)  $     (34,590)  $    (340,538)  $    (105,735)  $ (57,747,082)
                                        =============   =============   =============   =============   =============

BASIC AND DILUTED LOSS PER
  SHARE

   Income (loss) before discontinued
     operations                         $       (0.00)  $       (0.00)  $       (0.01)  $       (0.00)
   Discontinued operations                       0.00            0.00            0.00            0.00
                                        -------------   -------------   -------------   -------------

      Net income (loss)                 $       (0.00)  $       (0.00)  $       (0.01)  $       (0.00)
                                        =============   =============   =============   =============

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                    56,182,746      56,182,746      56,182,746      56,182,746
                                        =============   =============   =============   =============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                           OPC LIQUIDATION CORPORATION
               (Formerly Ocean Power Corporation and Subsidiaries)
                          (A Development Stage Company)
            Consolidated Statement of Stockholders' Equity (Deficit)

                                                                                                       Deferred       Deficit
                                                                                                      Consulting    Accumulated
                                                 Common Stock           Additional        Other        Expense       During the
                                        ----------------------------     Paid-In     Comprehensive    and Asset     Development
                                            Shares         Amount         Capital     Income (Loss)  Acquisition       Stage
                                        -------------  -------------  -------------  -------------  -------------  -------------
Balance, December 31, 2006                 56,182,746        561,827     35,169,137             --             --    (57,406,544)

Net income for the six months ended
September 30, 2007 (Unaudited)                     --             --             --             --             --       (340,538)
                                        -------------  -------------  -------------  -------------  -------------  -------------

Balance, September 30, 2007 (Unaudited)    56,182,746  $     561,827  $  35,169,137  $          --  $          --  $ (57,747,082)
                                        =============  =============  =============  =============  =============  =============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                           OPC LIQUIDATION CORPORATION
              (Formerly Ocean Power Corporation and Subsidiaries)
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                                              From
                                                                                                          Inception on
                                                                          For the Nine Months Ended         March 26,
                                                                                September 30,             1992 Through
                                                                       -------------------------------    September 30,
                                                                            2007              2006            2007
                                                                       --------------   --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                            $     (340,538)  $     (105,735)  $  (57,747,082)
   Adjustments to reconcile net loss to net
   cash used by operating activities:
      Depreciation and amortization                                                --               --        2,820,779
      Deferred consulting expense                                                  --               --        2,486,798
      Value of common stock, warrants, options
      and discounts on equity instruments issued
      for services                                                                 --               --        7,962,847
      Loss on sale of assets                                                       --               --          387,649
      Amortization of debenture discount and debt issue costs                      --               --        4,628,538
      Gain on disposition of debt and write off of subsidiary                      --               --       (6,109,475)
      Gain on sale of assets                                                       --               --       (2,496,986)
      Impairment loss                                                              --               --       12,302,123
   Change in operating asset and liability accounts,
     net of amounts acquired in business combination:
      (Increase) decrease in advances to employees,
      prepaid expenses, deposits and debt offering costs                           --               --       (5,772,221)
      Increase (decrease) in accounts payable                                 307,822           79,311        5,913,715
      Increase (decrease) in accrued expenses                                (143,439)          26,938       13,651,033
                                                                       --------------   --------------   --------------

         Net Cash Provided (Used) by Operating Activities                    (176,155)             514      (21,972,282)
                                                                       --------------   --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Cash lost in discontinued operation                                             --               --           (4,713)
   Payments on license agreement                                                   --               --         (400,000)
   Cash acquired in Sigma acquisition                                              --               --          142,254
   Proceeds from sale of assets                                                    --          650,000          853,501
   Purchase of fixed assets                                                        --               --       (1,164,570)
   Equipment procurement costs                                                     --               --         (564,110)
                                                                       --------------   --------------   --------------

         Net Cash Provided (Used) by Investing Activities                          --          650,000       (1,137,638)
                                                                       --------------   --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from notes payable                                                     --               --        4,951,818
   Repayment of related party notes payable                                        --               --       (1,640,226)
   Repayment of notes payable                                                (236,818)              --       (1,755,880)
   Loans from related parties                                                      --               --        7,462,787
   Issuance of convertible debentures                                              --               --        3,100,000
   Common stock issued for cash                                                    --               --       11,256,032
   Stock offering costs                                                            --               --          (26,289)
                                                                       --------------   --------------   --------------

         Net Cash Provided by Financing Activities                           (236,818)              --       23,348,242
                                                                       --------------   --------------   --------------

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                 OPC LIQUIDATION CORPORATION
    (Formerly Ocean Power Corporation and Subsidiaries)
                   (A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                                                                              From
                                                                                                          Inception on
                                                                          For the Nine Months Ended         March 26,
                                                                                September 30,             1992 Through
                                                                       -------------------------------    September 30,
                                                                            2007              2006            2007
                                                                       --------------   --------------   --------------
NET INCREASE (DECREASE) IN CASH                                        $     (412,973)         650,514   $      238,322

CASH AT BEGINNING OF PERIOD                                                   651,295            4,069               --
                                                                       --------------   --------------   --------------

CASH AT END OF PERIOD                                                  $      238,322   $      654,583   $      238,322
                                                                       ==============   ==============   ==============
CASH PAID FOR:

   Interest                                                            $           --   $           --   $       16,488
   Income taxes                                                        $           --   $           --   $           --

NON-CASH FINANCING ACTIVITIES

   Value of common stock, warrants, options and
     discounts on equity instruments issued for services               $           --   $           --   $    7,962,847
   Equity instruments issued for deferred consulting
     expense/asset acquisition                                         $           --   $           --   $      740,000
   Common stock issued for recapitalization                            $           --   $           --   $    2,761,773
   Common stock issued for conversion of debt                          $           --   $           --   $    2,963,511
   Acquisition of licenses through license agreement
     Payable                                                           $           --   $           --   $    6,940,000
   Warrants granted in conjunction with debt instruments               $           --   $           --   $    3,261,386

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                          OPC LIQUIDATION CORPORATION
               (Formerly Ocean Power Corporation and Subsidiaries)
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2007

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2006 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

NOTE 2 - ACCRUED EXPENSES

      The Company's accrued expenses are comprised of the following items:

                                                                  September 30,
                                                                      2007
                                                                  -------------
                                                                   (Unaudited)

      Accrued payroll taxes payable                               $      60,266
      Accrued interest payable - payroll                                 52,717
      Accrued payroll tax penalty                                        98,845
      Accrued taxes payable                                             277,624
      Accrued payroll payable                                         2,103,656
      Aquamax/Keeran license fee payable                              3,600,000
      Accrued STM license fee payable                                 2,000,000
      Due to third parties                                               35,550
      Accrued legal settlement - Mchargue                                66,683
      Accrued interest payable                                        1,359,040
      Accrued contingency for additional post petition claims           222,411
                                                                  -------------

         Total                                                    $   9,876,792
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

                           OPC LIQUIDATION CORPORATION
               (Formerly Ocean Power Corporation and Subsidiaries)
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2007

NOTE 3 - GOING CONCERN (Continued)

      The Company has incurred losses from its inception through September 30, 2007 of approximately $57,747,082. The Company does not have an established source of funds sufficient to cover its operating costs, has a working capital deficit of approximately $22,016,000, has relied exclusively on debt and equity financing. Additionally the Company's wholly-owned subsidiary Sigma was forced into bankruptcy because of non-payment of employee salaries. Accordingly, there is substantial doubt about its ability to continue as a going concern.

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

NOTE 4 - DILUTIVE INSTRUMENTS

   a. Stock Options

      The Company had outstanding stock options to purchase 87,132 shares of the Company's common stock to non-employees as of September 30, 2007. These options expire in January 2012.

      The following table summarizes information about employee stock options outstanding at September 30, 2007:

                                Number of        Weighted
                                 Options          Average         Weighted         Number of
                               Outstanding       Remaining         Average      Exercisable at
               Exercise       September 30,     Contractual       Exercise      September 30,
                 Price            2007             Life             Price            2007
            --------------   --------------   --------------   --------------   --------------
            $         1.00        3,007,456       4.25 years   $         1.00        3,007,456
            $         0.05          387,694       4.75 years   $         0.05          387,694

      Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under such plan consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                               For the Three Months Ended    For the Nine Months Ended
                                                     September 30,                 September 30,
                                              ---------------------------   ---------------------------
                                                  2007           2006           2007           2006
                                              ------------   ------------   ------------   ------------
                                               (Unaudited)   (Unaudited)     (Unaudited)   (Unaudited)
            Net income (loss) as reported     $    (73,591)  $    (34,590)  $   (340,538)  $   (105,735)
            Proforma                               (73,591)       (34,590)      (340,538)      (105,735)
            Basic and diluted income (loss)
              per share as reported                  (0.00)         (0.00)         (0.01)         (0.00)
            Pro forma                                (0.00)         (0.00)         (0.01)         (0.00)

                          OPC LIQUIDATION CORPORATION
              (Formerly Ocean Power Corporation and Subsidiaries)
                         (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2007

NOTE 4 - DILUTIVE INSTRUMENTS (Continued)

      There were no stock options granted during the nine months ended September 30, 2007.

      b. Warrants

      A summary of the Company's outstanding warrants as of September 30, 2007, and changes during the nine months then ended is presented below:

                                                                    Weighted
                                                                    Average
                                                                    Exercise
                                                       Shares        Price
                                                    -----------   -----------
                  Outstanding, December 31, 2006      3,554,944   $      0.74

                  Granted                                    --            --
                  Expired/Cancelled                  (3,554,944)        (0.74)
                  Exercised                                  --            --
                                                    -----------   -----------

                  Outstanding, September 30, 2007            --   $        --
                                                    ===========   ===========

                  Exercisable, September 30, 2007            --   $        --
                                                    ===========   ===========

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

      Simultaneously with filing the Chapter 11 petition, the Company filed an emergency motion to authorize it to obtain loans and advances under a Debtor-In-Possession Loan Agreement with Algonquin Capital Management, L.L.C. in order to continue operations so that the Company could attempt to maximize the value of its assets. The Bankruptcy Court entered an

                           OPC LIQUIDATION CORPORATION
               (Formerly Ocean Power Corporation and Subsidiaries)
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2007

NOTE 5 - BANKRUPTCY (Continued)

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

      Having sold its assets and ceased operations, the Company was not in a financial position to support the on-going operations needed to develop the Water Assets. On May 20, 2003, the Bankruptcy Court approved the sale of the Company's interest in the Water Assets to Oases Desalination International, Ltd. in exchange for their covenant to commercialize those assets and make certain royalty payments. Since that time, and although they have made certain minimal payments, Oases has been in default. Subsequently, Oases Desalination International, Ltd. and ReEnergy Group entered into an asset purchase agreement in which Oases Desalination International, Ltd. would sell all of its assets, including the Water Assets, to ReEnergy Group. Because Oases Desalination International, Ltd. is in default with the Company and has not paid for the Water Assets, Oases Desalination International, Ltd. and Renergy Group sought the Company's consent wherein ReEnergy Group would directly purchase the Water Assets from the Company. After significant negotiations, the Creditors' Committee, Oases Desalination International, Ltd. and ReEnergy Group entered into the Consent Agreement, in order to, among other things, provide the Company's consent to transfer the Water Assets to ReEnergy Group for a modified consideration of $750,000 for the Water Assets. On October 26, 2005, an application was filed with the Bankruptcy Court to approve this arrangement and the arrangement was approved by order dated November 16, 2005. The Company has received all of the funds in this transaction which are being held in an account maintained by bankruptcy counsel for the Committee.

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

      In January 2008, the Company and the Official Committee of Unsecured Creditors jointly filed a proposed plan of reorganization and its related disclosure statement with the United States Bankruptcy Court for the Southern District of New York. The plan is subject to further reviews and hearings prior to confirmation.

NOTE 6 - SALE OF ASSETS

      During the six months ending June 30, 2003, the Company filed a motion in the bankruptcy case to approve the proposed sale of substantially all of its assets to Algonquin Capital Management, L.L.C. and Hibernia Capital Management, L.L.C., subject to higher and better offers. By order dated February 6, 2003, the Bankruptcy Court authorized the asset sale agreement

                          OPC LIQUIDATION CORPORATION
               (Formerly Ocean Power Corporation and Subsidiaries)
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2007

NOTE 6 - SALE OF ASSETS (Continued)

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

NOTE 7 - DEBTOR-IN-POSSESSION FINANCING

      During the three months ending December 31, 2002, the Company received $100,000 from the issuance of notes and advances pursuant to a debtor-in-possession financing facility, approved pursuant to an order by the United States Bankruptcy Court for the Southern District of New York. The applicable interest rate was 15%.

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

Three Month Periods Ended September 30, 2007 and 2006
-----------------------------------------------------

The business of the Company during the quarter ended September 30, 2007 included only its consideration of various plan of reorganization opportunities and incurring administrative expenses in connection with the Bankruptcy Case, e.g., related to legal, accounting and administrative activities. There were no revenue-generating activities. The Company has had no employees since 2003. The administrative activities of the Company are performed by outside consultants and advisors. Direct administrative expenses of the Company totaled $95,130 and $29,763 for the three-month periods ended September 30, 2007 and 2006, respectively. The increase in the current period compared to the same period in the prior year is due primarily to legal, auditing and consulting fees as the Company attempts to complete and exit bankruptcy and bring its filings current with the SEC.

Nine Month Periods Ended September 30, 2007 and 2006
----------------------------------------------------

The business of the Company during the nine months ended September 30, 2007 included only its consideration of various plan of reorganization opportunities and incurring administrative expenses in connection with the Bankruptcy Case, e.g., related to legal, accounting and administrative activities. There were no revenue-generating activities. The Company has had no employees since 2003. The administrative activities of the Company are performed by outside consultants and advisors. Direct administrative expenses of the Company totaled $352,809 and $88,982 for the nine-month periods ended September 30, 2007 and 2006, respectively. The increase in the current period compared to the same period in the prior year is due primarily to legal, auditing and consulting fees as the Company attempts to complete and exit bankruptcy and bring its filings current with the SEC.

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

(b) Changes in internal controls.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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