Form 10QSB/A
period 2007-09-30
OCEAN POWER CORP
filed 2008-02-01
CIK 1102423

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
(Mark One)

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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

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

                                EXPLANATORY NOTE:

This Amendment to the Form 10-QSB for the quarterly period ended September 30, 2007, originally filed on February 1, 2008 (the "Original 10-QSB") is being filed to update the cover page to indicate that, as of the filing of the Original 10-QSB, the last of a series of filings made on February 1, 2008, the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Except for the foregoing, the Original 10-QSB remains unamended.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ Michael Hopper
---------------------------
Name:  Michael Hopper
Title: Authorized Signatory
Date:  February 1, 2008